Form 10-Q
period 2020-09-30
FS Development Corp.
filed 2020-11-12
CIK 1816736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number: 001-39438

FS DEVELOPMENT CORP.

(Exact name of registrant as specified in its charter)

Delaware	85-1612845
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

600 Montgomery Street, Suite 4500 San Francisco, CA	94111
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (415)877-4887

Not Applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	FSDC	The Nasdaq Capital Market

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of November 10, 2020, 12,516,500 Class A common stock, par value $0.0001, and 3,018,750 Class B common stock, par value $0.0001, were issued and outstanding.

FS DEVELOPMENT CORP.

Quarterly Report on Form 10-Q

Table of Contents

		Page No.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Unaudited Condensed Balance Sheet as of September 30, 2020	1

	Unaudited Condensed Statements of Operations for the three months ended September 30, 2020 and for the period from June 25, 2020 (inception) through September 30, 2020	2

	Unaudited Condensed Statements of Changes in Stockholders’ Equity for the three months ended September 30, 2020 and for the period from June 25, 2020 (inception) through September 30, 2020	3

	Unaudited Condensed Statement of Cash Flows for the period from June 25, 2020 (inception) through September 30, 2020	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	21

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	22

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Mine Safety Disclosures	23

Item 5.	Other Information	23

Item 6.	Exhibits	23

SIGNATURES		24

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

FS DEVELOPMENT CORP.

UNAUDITED CONDENSED BALANCE SHEET

SEPTEMBER 30, 2020

Assets:
Current assets:
Cash	$1,437,928
Prepaid expenses	169,570
Total current assets	1,607,498
Cash equivalents held in Trust Account	120,751,489
Total Assets	$122,358,987

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$40,489
Accrued expenses	461,999
Franchise tax payable	49,914
Total current liabilities	552,402
Deferred underwriting commissions	4,226,250
Total liabilities	4,778,652

Commitments and Contingencies
Class A common stock, $0.0001 par value; 11,258,033 shares subject to possible redemption at $10.00 per share	112,580,330

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 1,258,467 shares issued and outstanding (excluding 11,258,033 shares subject to possible redemption)	126
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 3,018,750 shares issued and outstanding	302
Additional paid-in capital	5,500,488
Accumulated deficit	(500,911)
Total stockholders’ equity	5,000,005
Total Liabilities and Stockholders’ Equity	$122,358,987

The accompanying notes are an integral part of these unaudited condensed financial statements.

FS DEVELOPMENT CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended September 30, 2020	For The Period From June 25, 2020 (inception) through September 30, 2020
General and administrative expenses	$450,986	$452,486
Franchise tax expense	49,914	49,914
Loss from operations	(500,900)	(502,400)
Interest earned on cash equivalents held in Trust Account	1,489	1,489
Loss before income tax expense	(499,411)	(500,911)
Income tax benefit	-	-
Net loss	$(499,411)	$(500,911)

Weighted average shares outstanding of Class A common stock	12,516,500	12,516,500
Basic and diluted net income per share, Class A	$-	$-
Weighted average shares outstanding of Class B common stock	3,018,750	3,018,750
Basic and diluted net loss per share, Class B	$(0.17)	$(0.17)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FS DEVELOPMENT CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020 AND FOR THE PERIOD FROM JUNE 25, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Defiict	Equity
Balance - June 25, 2020 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B common stock to Sponsor	-	-	3,018,750	302	24,698	-	25,000
Net loss	-	-	-	-	-	(1,500)	(1,500)
Balance - June 30, 2020	-	$-	3,018,750	$302	$24,698	$(1,500)	$23,500
Sale of shares in initial public offering, gross	12,075,000	1,208	-	-	120,748,792	-	120,750,000
Offering costs	-	-	-	-	(7,108,754)	-	(7,108,754)
Sale of private placement shares to Sponsor in private placement	441,500	44	-	-	4,414,956	-	4,415,000
Common stock subject to possible redemption	(11,258,033)	(1,126)	-	-	(112,579,204)	-	(112,580,330)
Net loss	-	-	-	-	-	(499,411)	(499,411)
Balance - September 30, 2020 (unaudited)	1,258,467	$126	3,018,750	$302	$5,500,488	$(500,911)	$5,000,005

The accompanying notes are an integral part of these unaudited condensed financial statements.

FS DEVELOPMENT CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JUNE 25, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

Cash Flows from Operating Activities:
Net loss	$(500,911)
Interest earned on cash equivalents held in Trust Account	(1,489)
Changes in operating assets and liabilities:
Prepaid expenses	(169,570)
Accounts payable	39,489
Franchise tax payable	49,914
Accrued expenses	391,999
Net cash used in operating activities	(190,568)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(120,750,000)
Net cash used in Investing activities	(120,750,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	25,000
Proceeds from note payable to related party	200,000
Repayment of note payable to related party	(200,000)
Proceeds received from initial public offering, gross	120,750,000
Proceeds received from private placement	4,415,000
Offering costs paid	(2,811,504)
Net cash provided by financing activities	122,378,496

Net increase in cash	1,437,928

Cash - beginning of the period	-
Cash - end of the period	$1,437,928

Supplemental disclosure of noncash activities:
Offering costs included in accounts payable	$1,000
Offering costs included in accrued expenses	$70,000
Deferred underwriting commissions in connection with the initial public offering	$4,226,250
Initial value of Class A common stock subject to possible redemption	$113,053,770
Change in value of Class A common stock subject to possible redemption	$(473,440)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FS DEVELOPMENT CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1—Description of Organization, Business Operations and Basis of Presentation

FS Development Corp. (the “Company”) is a blank check company incorporated in Delaware on June 25, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

As of September 30, 2020, the Company had not commenced any operations. All activity for the period from June 25, 2020 (inception) through September 30, 2020 relates to the Company’s formation and the initial public offering (“Initial Public Offering”) and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is FS Development Holdings, LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering became effective on August 11, 2020. On August 14, 2020, the Company consummated its Initial Public Offering of 12,075,000 shares of Class A common stock, including the issuance of 1,575,000 shares of Class A Common Stock as a result of the underwriter’s exercise in full of its over-allotment option, (each, a “Public Share” and collectively, the “Public Shares”) at $10.00 per share, generating gross proceeds of approximately $120.8 million, and incurring offering costs of approximately $7.1 million, inclusive of approximately $4.2 million in deferred underwriting commissions (Note 5).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 441,500 shares of Class A common stock (each, a “Private Placement Share” and collectively, the “Private Placement Shares”), at a price of $10.00 per Private Placement Share to the Sponsor, generating proceeds of approximately $4.4 million (Note 4).

Upon the closing of the Initial Public Offering and the Private Placement, approximately $120.8 million ($10.00 per share) of the net proceeds of the sale of the Public Shares in the Initial Public Offering and of the Private Placement Shares in the Private Placement were placed in a trust account (“Trust Account”) located in the United States at JP Morgan Chase Bank, N.A. with Continental Stock Transfer & Trust Company acting as trustee, and are invested only in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Shares, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (as defined below) (net of amounts disbursed to management for working capital purposes and excluding the amount of any deferred underwriting discount held in trust) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

FS DEVELOPMENT CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will provide the holders (the “Public Stockholders”) of the Company’s outstanding Public Shares with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” The Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the Initial Stockholders (as defined below) have agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Stockholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

The Certificate of Incorporation provides that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 20% or more of the Public Shares, without the prior consent of the Company.

The Sponsor and the Company’s officers and directors (the “Initial Stockholders”) have agreed not to propose an amendment to the Certificate of Incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or with respect to any other material provisions relating to stockholders’ rights or pre-initial Business Combination activity, unless the Company provides the Public Stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

If the Company is unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering, or August 14, 2022 (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

FS DEVELOPMENT CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Initial Stockholders have agreed to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares and Private Placement Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Stockholders acquire Public Shares on or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to the deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a letter of intent, confidentiality or other similar agreement or business combination agreement (a “Target”), reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or Target that executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Proposed Business Combination

On October 15, 2020, the Company entered into an agreement and plan of merger (the “Merger Agreement”) by and among the Company, FSG Merger Sub Inc., a Delaware corporation (“Merger Sub”), Gemini Therapeutics, Inc., a Delaware corporation (“Gemini”) and Shareholder Representative Services LLC, a Colorado limited liability company, in its capacity as the representative, agent and attorney-in-fact of the securityholders of Gemini (in such capacity, the “Stockholders’ Representative”). The Merger Agreement provides, among other things, that Merger Sub will merge with and into Gemini, with Gemini surviving as a wholly owned subsidiary of the Company (the “Merger”). See Note 7.

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the period from June 25, 2020 (inception) through September 30, 2020 are not necessarily indicative of the results that may be expected for the period ending December 31, 2020.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 8-K and the final prospectus filed by the Company with the SEC on August 20, 2020 and August 13, 2020, respectively.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

FS DEVELOPMENT CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Liquidity and Capital Resources

As of September 30, 2020, the Company had $1.4 million in its operating bank account, working capital of approximately $1.1 million and cash equivalents held in the Trust Account of approximately $120.8 million. Interest income on the balance in the Trust Account may be used to pay the Company’s franchise and income tax obligations. Through September 30, 2020, the Company has not withdrawn any interest earned on the Trust Account to pay franchise and income tax obligations. Management intends to use substantially all of the funds held in the Trust Account to complete the initial Business Combination and to pay the Company’s expenses relating thereto. To the extent that the Company’s capital stock or debt is used, in whole or in part, as consideration to complete the initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

The Company’s liquidity needs to date have been satisfied through the $25,000 capital contribution to purchase Founder Shares (as defined below) by the Sponsor, the loan proceeds under the Note of $200,000 from the Sponsor (see Note 4) to the Company to cover offering costs in connection with the Initial Public Offering, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Note was fully repaid on August 14, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of September 30, 2020, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the balance sheet. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2—Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had approximately $120.8 million in cash equivalents held in the Trust Account as of September 30, 2020.

FS DEVELOPMENT CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Cash Equivalents Held in Trust Account

Upon the closing of the Initial Public Offering and the Private Placement, the Company was required to place net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement in a Trust Account, which may be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by management of the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account.

Upon the closing of the Initial Public Offering and the Private Placement, approximately $120.8 million, was placed in the Trust Account and invested in money market funds that invest in U.S. government securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. The estimated fair values of investments held in Trust Account are determined using available market information, other than for investments in open-ended money market funds with published daily net asset values (“NAV”), in which case the Company uses NAV as a practical expedient to fair value. The NAV on these investments is typically held constant at $1.00 per unit.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000, and investments held in Trust Account. At September 30, 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;
●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

As of September 30, 2020, the carrying values of cash, accounts payable and accrued expenses approximate their fair values due to the short-term nature of the instruments. As of September 30, 2020, the Company’s portfolio of investments held in the Trust Account is comprised entirely of investments in money market funds that invest in U.S. government securities. The Company uses NAV as a practical expedient to fair value for its investments in money market funds.

FS DEVELOPMENT CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, and other costs incurred that were directly related to the Initial Public Offering and that were charged to stockholders’ equity upon the completion of the Initial Public Offering.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2020, 11,258,033 Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s unaudited condensed balance sheet.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2020, the Company had a deferred tax asset of approximately $105,000, which had a full valuation allowance recorded against it of approximately $105,000. The deferred tax asset is comprised of $95,000 of organization and start-up costs and $10,000 of projected net operating loss for the current tax year.

For tax benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2020. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income (Loss) Per Common Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common stock outstanding during the periods. The Company’s unaudited condensed statements of operations include a presentation of income (loss) per share for common stock subject to redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per common share, basic and diluted for Class A common stock is calculated by dividing the interest earned on cash equivalents held in the Trust Account of approximately $1,000 for the three months ended September 30, 2020 and for the period from June 25, 2020 (inception) through September 30, 2020, net of applicable taxes available to be withdrawn from the Trust Account of approximately $1,000 for the three months ended September 30, 2020 and for the period from June 25, 2020 (inception) through September 30, 2020, resulting in net income of $0 for the three months ended September 30, 2020 and for the period from June 25, 2020 (inception) through September 30, 2020, by the weighted average number of Class A common stock outstanding for each period. Net loss per share, basic and diluted for Class B common stock is calculated by dividing the net loss of approximately $499,000 and $501,000 for the three months ended September 30, 2020 and for the period from June 25, 2020 (inception) through September 30, 2020, respectively, less income attributable to Class A common stock of $0 for each period, by the weighted average number of Class B common stock outstanding for the period.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncement if currently adopted would have a material effect on the Company’s financial statements.

FS DEVELOPMENT CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 3—Initial Public Offering

On August 14, 2020, the Company consummated its Initial Public Offering of 12,075,000 Public Shares, including the issuance of 1,575,000 Public Shares as a result of the underwriter’s exercise in full of its over-allotment option, at $10.00 per share, generating gross proceeds of approximately $120.8 million, and incurring offering costs of approximately $7.1 million, inclusive of approximately $4.2 million in deferred underwriting commissions.

Note 4—Related Party Transactions

Founder Shares and Private Placement Shares

On June 30, 2020, the Sponsor purchased 2,875,000 shares of the Company’s Class B common stock, par value $0.0001 per share, (the “Founder Shares”) for an aggregate price of $25,000. On July 24, 2020, the Sponsor transferred 30,000 Founder Shares to each of its independent director nominees at their original per-share purchase price, for an aggregate of 90,000 Founder Shares transferred. On August 11, 2020, the Company effected a 1:1.05 stock split of the Class B common stock, resulting in the Sponsor holding an aggregate of 2,928,750 Founder Shares and there being an aggregate of 3,018,750 Founder Shares outstanding. All shares and the associated amounts have been retroactively restated to reflect the aforementioned stock split. The Sponsor agreed to forfeit up to 393,750 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriter, so that the Founder Shares would represent 20.0% of the Company’s issued and outstanding shares of common stock after the Initial Public Offering (excluding the Private Placement Shares). On August 14, 2020, the underwriter exercised the over-allotment option; thus, these Founder Shares were no longer subject to forfeiture.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 441,500 Private Placement Shares, at a price of $10.00 per Private Placement Share to the Sponsor, generating proceeds of approximately $4.4 million.

The Initial Stockholders agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares or Private Placement Shares until the earlier to occur of: (i) one year after the completion of the initial Business Combination and (ii) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction after the initial Business Combination that results in all of the Company’s stockholders having the right to exchange their Class A common stock for cash, securities or other property; except to certain permitted transferees and under certain circumstances. Any permitted transferees will be subject to the same restrictions and other agreements of the Initial Stockholders with respect to any Founder Shares or Private Placement Shares. Notwithstanding the foregoing, if (1) the closing price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination or (2) if the Company consummates a transaction after the initial Business Combination which results in the Company’s stockholders having the right to exchange their shares for cash, securities or other property, the Founder Shares and Private Placement Shares will be released from the lock-up.

Related Party Loans

On June 30, 2020, the Sponsor agreed to loan the Company an aggregate of up to $200,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan is non-interest bearing and payable upon the completion of the Initial Public Offering. The Company borrowed $200,000 under the Note, and fully repaid it on August 14, 2020.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into shares of Class A Common Stock of the post Business Combination entity at a price of $10.00 per share. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. To date, the Company had no borrowings under the Working Capital Loans.

FS DEVELOPMENT CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Private Placement of Common Stock in connection with initial Business Combination

The Sponsor has indicated an interest to purchase $25.0 million of the Company’s Class A Common Stock in a private placement that would occur concurrently with the consummation of the initial Business Combination. The funds from such private placement would be used as part of the consideration to the sellers in the initial Business Combination, and any excess funds from such private placement would be used for working capital in the post-transaction company. However, because indications of interest are not binding agreements or commitments to purchase, the Sponsor may determine not to purchase any such shares, or to purchase fewer shares than it indicated an interest in purchasing. Furthermore, the Company is not under any obligation to sell any such shares.

Administrative Services Agreement

The Company has entered into an agreement that provides that, commencing on the date that the Company’s securities are first listed on Nasdaq and continuing until the earlier of the Company’s consummation of a Business Combination and the Company’s liquidation, the Company will pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to members of the Company’s management team. The Company incurred approximately $20,000 in administrative expenses under the agreement, which is recognized in the accompanying unaudited condensed statements of operations for both the three months ended September 30, 2020 and for the period from June 25, 2020 (inception) through September 30, 2020 within general and administrative expense.

The Sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee will review on a quarterly basis all payments that were made to the Sponsor, officers or directors, or their affiliates.

Proposed Business Combination

In connection with the execution of the Merger Agreement, the Sponsor entered into a subscription agreement to purchase 1,500,000 shares of Class A Common Stock at a purchase price of $10 per share in a private placement that would occur concurrently with the closing of the Merger (the “Closing”). In addition, the Initial Stockholders entered into the Parent Support Agreement in which they agreed to vote, at any meeting of the stockholders of the Company, and in any action by written consent of the stockholders of the Company, all of such holders’ Class A common stock and Class B common stock (i) in favor of the Merger Agreement, each of the Parent Proposals (as defined in the Merger Agreement) and the transactions contemplated by the Merger Agreement and the Parent Support Agreement, and (ii) in favor of any other matter reasonably necessary to the consummation of the transactions contemplated by the Merger Agreement and the approval of the Parent Proposals. Also, in connection with the Closing, the Sponsor and certain other stockholders will enter into a Voting Agreement with the Company and the Initial Stockholders and certain other stockholders will enter into a Registration Rights Agreement with the Company. See Note 7 for a discussion of certain agreements entered into, or to be entered into, in connection with the execution of the Merger Agreement.

FS DEVELOPMENT CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 5—Commitments and Contingencies

Registration Rights

The holders of Founder Shares and Private Placement Shares that may be issued upon conversion of Working Capital Loans, if any, will be entitled to registration rights pursuant to a registration rights agreement. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriter was entitled to an underwriting discount of $0.20 per share, or approximately $2.4 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.35 per share, or approximately $4.2 million in the aggregate will be payable to the underwriter for deferred underwriting commissions. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Note 6—Stockholders’ Equity

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of September 30, 2020, there were 12,516,500 Class A common stock outstanding, including 11,258,033 Class A common stock subject to possible conversion were classified as temporary equity in the accompanying balance sheet.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. On June 30, 2020, the Company issued 2,875,000 shares of Class B common stock. On August 11, 2020, the Company effected a 1:1.05 stock split of the Class B common stock, resulting in an aggregate of 3,018,750 shares of Class B common stock outstanding, including an aggregate of up to 393,750 shares of Class B common stock that are subject to forfeiture by the Sponsor, to the Company by the Initial Stockholders for no consideration to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the Initial Stockholders would collectively own 20% of the Company’s issued and outstanding common stock (excluding the Private Placement Shares) after the Initial Public Offering (excluding the Private Placement Shares). All shares and the associated amounts have been retroactively restated to reflect the aforementioned stock split. On August 14, 2020, the underwriter exercised the over-allotment option; thus, these Founder Shares were no longer subject to forfeiture.

Holders of record of Class A common stock and Class B common stock will vote together as a single class on all matters submitted to a vote of our stockholders, with each share of common stock entitling the holder to one vote except as required by law.

The Class B common stock will automatically convert into Class A common stock concurrently with or immediately following the consummation of the initial Business Combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional shares of Class A common stock or equity-linked securities are issued or deemed issued in connection with the initial Business Combination, the number of shares of Class A common stock issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the total number of shares of Class A common stock issued and outstanding (excluding the Private Placement Shares) after such conversion (after giving effect to any redemptions of shares of Class A common stock by Public Stockholders), including the total number of shares of Class A common stock issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any shares of Class A common stock or equity-linked securities or rights exercisable for or convertible into shares of Class A common stock issued, or to be issued, to any seller in the initial Business Combination and any private placement shares issued upon conversion of Working Capital Loans, provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2020, there were no shares of preferred stock issued or outstanding.

FS DEVELOPMENT CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 7—Subsequent Events

Proposed Business Combination

On October 15, 2020, the Company entered into an agreement and plan of merger (the “Merger Agreement”) by and among the Company, FSG Merger Sub Inc., a Delaware corporation (“Merger Sub”), Gemini Therapeutics, Inc., a Delaware corporation (“Gemini”) and Shareholder Representative Services LLC, a Colorado limited liability company, in its capacity as the representative, agent and attorney-in-fact of the securityholders of Gemini (in such capacity, the “Stockholders’ Representative”). The Merger Agreement provides, among other things, that Merger Sub will merge with and into Gemini, with Gemini surviving as a wholly owned subsidiary of the Company (the “Merger”).

Under the Merger Agreement, subject to customary representations, warranties and covenants, the Company has agreed to acquire all of the outstanding equity interests of Gemini in exchange for up to 21,500,000 shares of Company Class A common stock, subject to adjustments, to be paid at the effective time of the Merger. The aggregate number of shares of Class A Common Stock to be issued in connection with the Merger (including the shares being placed in escrow as described below) will be equal to the difference between (a) 21,500,000 shares of FS Development Class A Common Stock; minus (b) a number of shares of FS Development Class A Common Stock equal to one half (1/2) of the initial unallocated shares of the Company’s Class A Stock reserved for issuance under the new equity incentive plan to be adopted by the Company pursuant to the Merger Agreement (which shall not exceed two and one-half percent (2.5%) of the issued and outstanding shares of the Company’s Class A Common Stock as of immediately following the effective time of the Merger as set forth in the capitalization schedule delivered prior to Closing pursuant to the Merger Agreement (and approved by the Company, such approval not to be unreasonably withheld, conditioned or delayed)). At or prior to the effective time of the Merger, each option exercisable for Gemini equity that is outstanding immediately prior to the effective time of the Merger shall be assumed by the Company and continue in full force and effect on the same terms and conditions as are currently applicable to such options, subject to adjustments to exercise price and number of shares of Company Class A common stock issued upon exercise. In addition, the Merger Agreement contemplates that at Closing, the Company will deliver 2,150,000 of its shares of Class A common stock to be placed into escrow for indemnification purposes, as further described in the Merger Agreement.

Under the Merger Agreement, the obligations of the parties to consummate the Merger are subject to the satisfaction or waiver of certain customary closing conditions of the respective parties, including, without limitation: (i) the approval and adoption of the Merger Agreement and transactions contemplated thereby by requisite vote of the Company’s stockholders (the “Company Stockholder Approval”) and the Gemini’s stockholders (the “Gemini Stockholder Approval”); (ii) the receipt of consents or approvals from the applicable governmental, regulatory or administrative authorities; (iii) the aggregate cash proceeds from Company’s trust account, together with the proceeds from the Subscriptions (as defined below), equaling no less than $170,000,000 (after deducting any amounts paid to Company stockholders that exercise their redemption rights in connection with the Merger and net of the Company’s unpaid liabilities), (iv) the absence of a Material Adverse Effect (as defined in the Merger Agreement) since the date of the Merger Agreement that is continuing; (v) the Company has not redeemed the Class A of common stock of the Company in an amount that would cause the Company to have net tangible assets of less than $5,000,001 upon consummation of the Merger; and (vi) the Company’s initial listing application with Nasdaq in connection with the Merger has been conditionally approved and, immediately following the effective time of the Merger, the Company has satisfied any applicable initial and continuing listing requirements of Nasdaq, and the Company has not received any notice of non-compliance therewith, and the shares of the Company’s Class A common stock has been approved for listing on Nasdaq. The Company and Gemini have agreed to waive the condition that the By-Laws of the combined entity be approved by the stockholders of the Company.

The Merger Agreement may be terminated under certain customary and limited circumstances at any time prior to the Closing, including, without limitation, (i) by the Company or Gemini, if (A) the Closing has not occurred by April 15, 2021, which date shall be automatically extended to May 15, 2021 if the U.S. Securities and Exchange Commission (the “SEC”) has not declared the proxy statement/prospectus effective on or prior to January 15, 2021 and (B) the party (the Company or Merger Sub, on one hand, or Gemini, on the other hand) seeking to terminate the Merger Agreement is not in material breach of the Merger Agreement; (ii) by the Company or Gemini, in the event an applicable governmental, regulatory or administrative authority has issued a final and non-appealable order having the effect of permanently restraining, enjoining or otherwise prohibiting the Merger; (iii) by the Company or Gemini, in the event any applicable law is in effect making the consummation of the Merger illegal; or (iv) by the Company or Gemini, if the Company or Gemini, as applicable, has breached any of its respective representations, warranties, agreements or its respective covenants contained in the Merger Agreement, such failure or breach would render certain conditions precedents to the Closing incapable of being satisfied, and such breach or failure is not cured by the time allotted.

FS DEVELOPMENT CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Merger Agreement contemplates the execution of various additional agreements and instruments, on or before the Closing, including, among others, the following:

Parent Support Agreement - In connection with the execution of the Merger Agreement, the Initial Stockholders of the Company (the “Parent Supporting Stockholders”) entered into support agreements with the Company and Gemini (the “Parent Support Agreements”). Under the Parent Support Agreements, each Parent Supporting Stockholder agreed to vote, at any meeting of the stockholders of the Company, and in any action by written consent of the stockholders of the Company, all of such Parent Supporting Stockholder’s Class A common stock and Class B common stock (i) in favor of the Merger Agreement, each of the Parent Proposals (as defined in the Merger Agreement) and the transactions contemplated by the Merger Agreement and the Parent Support Agreement, and (ii) in favor of any other matter reasonably necessary to the consummation of the transactions contemplated by the Merger Agreement and the approval of the Parent Proposals. In addition, the Parent Support Agreements prohibit the Parent Supporting Stockholders from, among other things, selling, assigning or transferring any Class A Common Stock or Class B Common Stock held by the Parent Supporting Stockholders or taking any action that would prevent or disable the Parent Support Stockholders from performing its obligations thereunder.

Gemini Support Agreement - In connection with the execution of the Merger Agreement, certain Gemini stockholders (the “Gemini Supporting Stockholders”) entered into support agreements with the Company (the “Gemini Support Agreements”). Under the Gemini Support Agreements, each Gemini Supporting Stockholder agreed, as promptly as reasonably practicable (and in any event within two (2) business days) following the SEC declaring effective the proxy statement/prospectus relating to the approval by the Company stockholders of the Merger, to execute and deliver a written consent with respect to the outstanding shares of Gemini common stock, Series A preferred stock and Series B preferred stock held by such Gemini Supporting Stockholder (the “Subject Gemini Shares”) approving the Merger Agreement and the transactions contemplated thereby. In addition to the foregoing, each Gemini Supporting Stockholder agreed that at any meeting of the holders of Gemini capital stock, each such Gemini Supporting Stockholder will appear at the meeting, in person or by proxy, and cause its Subject Gemini Shares to be voted (i) to approve and adopt the Merger Agreement and the transactions contemplated thereby, including the Merger (ii) against any Alternative Transaction (as defined in the Merger Agreement); and (iii) against any action or agreement that would impede or frustrate the provisions of the Gemini Support Agreements, the Merger Agreement or the transactions contemplated thereby. Pursuant to the Gemini Support Agreements, certain stockholder agreements of Gemini shall be automatically terminated and of no further force and effect (other than certain indemnity provisions that, by their terms, survive such termination), effective as of, and subject to and condition upon the occurrence of, the Closing. In addition, the Gemini Support Agreements prohibits the Gemini Supporting Stockholders from, among other things, (i) transferring any of the Subject Gemini Shares; (ii) entering into (a) any option, warrant, purchase right, or other contact that would require the Gemini Support Stockholders to transfer the Subject Gemini Shares, or (b) any voting trust, proxy or other contract with respect to the voting or transfer of the Subject Gemini Shares; or (iii) or taking any action in furtherance of the forgoing.

Subscription Agreement - In connection with the Merger, the Company entered into subscription agreements with certain investors, including the Sponsor (the “Subscription Agreements”), pursuant to which, among other things, such investors have agreed to purchase an aggregate of 9,506,000 shares of Class A common stock of the Company (together, the “Subscriptions”) for a purchase price of $10.00 per share, for aggregate gross proceeds of $95,060,000, to be issued at the Closing. The obligations of each party to consummate the Subscriptions are conditioned upon, among other things, customary closing conditions and the consummation of the transactions contemplated by the Merger Agreement.

FS DEVELOPMENT CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Non-Redemption Agreements

In connection with the execution of the Merger Agreement, certain public stockholders of the Company entered into non-redemption letter agreements with the Company, pursuant to which, among other things, such stockholders owning shares of Class A Common Stock agreed not to elect to redeem or tender or submit for redemption 2,742,529 shares of Class A Common Stock held in the aggregate by such stockholders.

Registration Rights Agreement

In connection with the Closing, the holders of the Founder Shares, Private Placement Shares and certain other stockholders will enter into a registration rights agreement with the Company and Gemini, pursuant to which such stockholders can each demand that the combined entity register their registrable securities under certain circumstances and will each also have piggyback registration rights for these securities. In addition, following the consummation of the business combination, the combined entity is required to file and maintain an effective registration statement under the Securities Act covering such securities and certain other securities of the combined entity. The registration of these securities will permit the public sale of such securities, subject to certain contractual restrictions imposed by such agreement and the Merger Agreement. As part of the Registration Rights Agreement, holders of the registrable securities agree to a one hundred eighty (180) day lock-up period with respect to such registrable securities.

Voting Agreement

In connection with the Closing, the Sponsor, FS Development, certain stockholders of the Company and certain stockholders of Gemini will enter into a voting agreement, pursuant to which: (a) Gemini will have the right to designate four (4) directors to the board of directors of the combined entity and (b) the Sponsor will have the right to designate one (1) individual for election as a member of the board of directors of the combined entity until the fifth (5th) anniversary of the date of the voting agreement, subject to certain terms and holding requirements set forth therein.

Lockup Agreement

In connection with the Closing, certain stockholders of Gemini will enter into a lockup agreement, pursuant to which the stockholder parties thereto will agree to not (i) sell, hypothecate, pledge, grant any option to purchase or establish or increase a put equivalent position or liquidate or decrease a call equivalent position or (ii) enter into any swap or other arrangement that transfers any of the economic consequences of ownership, in each case, of the combined entity’s common stock for a period of one hundred eighty (180) days after the Closing.

The above description of the Proposed Business Combination should be read in conjunction with the disclosures contained in the Form S-4 filed by the Company with the SEC on November 2, 2020.

Management has evaluated subsequent events to determine if events or transactions occurring through November 10, 2020, the date the financial statements were available for issuance, require potential adjustment to or disclosure in the financial statements and has concluded that all such events that would require recognition or disclosure have been recognized or disclosed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to FS Development Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-Q. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

Overview

We are a blank check company incorporated in Delaware on June 25, 2020 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). Our sponsor is FS Development Holdings, LLC, a Delaware limited liability company (our “Sponsor”).

Our registration statements for our initial public offering (the “Initial Public Offering”) became effective on August 11, 2020. On August 14, 2020, we consummated the Initial Public Offering of 12,075,000 shares of Class A common stock, including the issuance of 1,575,000 shares of Class A common stock as a result of the underwriter’s exercise in full of its over-allotment option, (each, a “Public Share” and collectively, the “Public Shares”) at $10.00 per share, generating gross proceeds of approximately $120.8 million, and incurring offering costs of approximately $7.1 million, inclusive of approximately $4.2 million in deferred underwriting commissions.

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (“Private Placement”) of 441,500 shares of Class A common stock (each, a “Private Placement Share” and collectively, the “Private Placement Shares”), at a price of $10.00 per Private Placement Share to our Sponsor, generating proceeds of approximately $4.4 million.

Upon the closing of the Initial Public Offering and the Private Placement, approximately $120.8 million ($10.00 per share) of the net proceeds of the sale of the Public Shares in the Initial Public Offering and of the Private Placement Shares in the Private Placement were placed in a trust account (“Trust Account”) located in the United States at JP Morgan Chase Bank, N.A. with Continental Stock Transfer & Trust Company acting as trustee, and are invested only in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”) having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account.

If we are unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering, or August 14, 2022 (the “Combination Period”), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Proposed Business Combination

On October 15, 2020, we entered into an agreement and plan of merger (the “Merger Agreement”) by and among the Company, FSG Merger Sub Inc., a Delaware corporation (“Merger Sub”), Gemini Therapeutics, Inc., a Delaware corporation (“Gemini”) and Shareholder Representative Services LLC, a Colorado limited liability company, in its capacity as the representative, agent and attorney-in-fact of the securityholders of Gemini. The Merger Agreement provides, among other things, that Merger Sub will merge with and into Gemini, with Gemini surviving as a wholly owned subsidiary of the Company (the “Merger”). In connection with the Business Combination, FS Development will be renamed “Gemini Therapeutics, Inc.” The Merger Agreement also calls for additional agreements, including, among others, Subscription Agreements, Non-Redemption Letter Agreements, and Gemini Support Agreements. Parent Support Agreements, Registration Rights Agreement, Lock-Up Agreement and Voting Agreement. For additional information about the Merger Agreement and the ancillary documents executed or to be executed in connection therewith, see Note 7 to the “Notes to Unaudited Condensed Financial Statements” included in this Report.

Results of Operations

Our entire activity since inception through September 30, 2020 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination and activities in connection with the proposed Business Combination with Gemini. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating income in the form of interest income on cash and cash equivalents. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2020, we had net loss of approximately $499,000, which consisted of approximately $451,000 in general and administrative costs and $50,000 of franchise tax expense, which was partially offset by approximately $1,000 gain on the investments held in the Trust Account.

For the period from June 25, 2020 (inception) through September 30, 2020, we had net loss of approximately $501,000, which consisted of approximately $452,000 in general and administrative costs and $50,000 of franchise tax expense, which was partially offset by approximately $1,000 gain on the investments held in the Trust Account.

Liquidity and Capital Resources

As of September 30, 2020, we had $1.4 million in its operating bank account, working capital of approximately $1.1 million and cash equivalents held in the Trust Account of approximately $120.8 million. Interest income on the balance in the Trust Account may be used by us to pay franchise and income tax obligations. Through September 30, 2020, we have not withdrawn any interest earned on the Trust Account to pay franchise and income tax obligations. We intend to use substantially all of the funds held in the Trust Account to complete the initial Business Combination and to pay our expenses relating thereto. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete the initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

Our liquidity needs to date have been satisfied through the $25,000 capital contribution to purchase Founder Shares (as defined below) by our Sponsor, the loan proceeds under the promissory note of $200,000 from our Sponsor (the “Note”) to cover our offering costs in connection with the Initial Public Offering, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Note was fully repaid on August 14, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide the Company Working Capital Loans. As of September 30, 2020, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity from our Sponsor or an affiliate of our Sponsor, or our officers and directors to meet our needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

We continue to evaluate the impact of the COVID-19 pandemic and have concluded that the specific impact is not readily determinable as of the date of the balance sheet. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities, other than an agreement to pay Administrative Services Agreement fees to our Sponsor that total $10,000 per month for office space, secretarial and administrative services provided to members of our management team. As of September 30, 2020, the Company paid $20,000 to our Sponsor as part of the Administrative Services Agreement and recognized $20,000 in the statement of operations for the three months ended September 30, 2020 and for the period from June 25, 2020 (inception) through September 30, 2020.

Critical Accounting Policies

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company has identified the following as its critical accounting policies:

Class A Common Stock Subject to Possible Redemption

Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2020, 11,258,033 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s unaudited condensed balance sheet.

Net Income (Loss) Per Common Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common stock outstanding during the periods. Our unaudited condensed statements of operations include a presentation of income (loss) per share for common stock subject to redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per common share, basic and diluted for Class A common stock is calculated by dividing the interest earned on cash equivalents held in the Trust Account of approximately $1,000 for the three months ended September 30, 2020 and for the period from June 25, 2020 (inception) through September 30, 2020, net of applicable taxes available to be withdrawn from the Trust Account of approximately $1,000 for the three months ended September 30, 2020 and for the period from June 25, 2020 (inception) through September 30, 2020, resulting in net income of $0 for the three months ended September 30, 2020 and for the period from June 25, 2020 (inception) through September 30, 2020, by the weighted average number of Class A common stock outstanding for each period. Net loss per share, basic and diluted for Class B common stock is calculated by dividing the net loss of approximately $499,000 and $501,000 for the three months ended September 30, 2020 and for the period from June 25, 2020 (inception) through September 30, 2020, respectively, less income attributable to Class A common stock of $0 for each period, by the weighted average number of Class B common stock outstanding for the period.

Recent Accounting Pronouncements

Our management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Inflation

We do not believe that inflation had a material impact on our business, revenues or operating results during the period presented.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period from June 25, 2020 (inception) through September 30, 2020, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in the Company’s most recent prospectus for the Initial Public Offering as filed with the SEC on August 13, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

Unregistered Sales

On June 30, 2020, our Sponsor purchased 2,875,000 shares of our Company’s Class B common stock, par value $0.0001 per share, (the “Founder Shares”) for an aggregate price of $25,000. On July 24, 2020, our Sponsor transferred 30,000 Founder Shares to each of its independent director nominees at their original per-share purchase price, for an aggregate of 90,000 Founder Shares transferred. On August 11, 2020, we effected a 1:1.05 stock split of the Class B common stock, resulting in our Sponsor holding an aggregate of 2,928,750 Founder Shares and there being an aggregate of 3,018,750 Founder Shares outstanding.  Our Sponsor agreed to forfeit up to 393,750 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriter, so that the Founder Shares would represent 20.0% of our issued and outstanding shares of common stock after the Initial Public Offering (excluding the Private Placement Shares). On August 14, 2020, the underwriter exercised the over-allotment option; thus, these Founder Shares were no longer subject to forfeiture. Such securities were issued in connection with the Company’s organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

On August 14, 2020, simultaneously with the closing of the Initial Public Offering, we consummated the Private Placement of 441,500 Private Placement Shares, at a price of $10.00 per Private Placement Share to our Sponsor, generating proceeds of approximately $4.4 million. This issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

No underwriting discounts or commissions were paid with respect to such sales.

Use of Proceeds

On August 14, 2020, the Company consummated its Initial Public Offering of 12,075,000 shares of Class A common stock, including the issuance of 1,575,000 shares of Class A Common Stock as a result of the underwriter’s exercise in full of its over-allotment option, at $10.00 per share, generating net proceeds of approximately $118.3 million after deducting underwriting discounts and commissions (excluding the deferred portion thereof). The securities in the offering were registered under the Securities Act on registration statements on Form S-1 (File Nos. 333-240098 and 333-244534) that became effective on August 11, 2020. Jefferies LLC acted as the underwriter for the Initial Public Offering.

In connection with the Initial Public Offering, we incurred offering costs of approximately $7.1 million, inclusive of approximately $4.2 million in deferred underwriting commissions. Other incurred offering costs consisted principally of preparation fees related to the Initial Public Offering. After deducting the underwriting discounts and commissions (excluding the deferred portion, which amount will be payable upon consummation of the Initial Business Combination, if consummated) and the Initial Public Offering expenses, approximately $120.8 million of the net proceeds from our Initial Public Offering and certain of the proceeds from the Private Placement of the Private Placement Shares (or $10.00 per share sold in the Initial Public Offering) was placed in the Trust Account. The net proceeds of the Initial Public Offering and certain proceeds from the sale of the Private Placement Shares are held in the Trust Account and invested as described elsewhere in this Quarterly Report on Form 10-Q.

There has been no material change in the planned use of the proceeds from the Initial Public Offering and Private Placement as is described in the Company’s final prospectus related to the Initial Public Offering.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description
2.1*	Merger Agreement, dated as of October 15, 2020, by and between FS Development Corp., FSG Merger Sub Inc., Gemini Therapeutics, Inc. and Shareholder Representative Services, LLC (incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K/A, filed with the SEC on October 20, 2020).

10.1	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K/A, filed with the SEC on October 20, 2020).

10.2	Company Support Agreement, dated as of October 15, 2020, by and among FS Development Corp. and certain supporting stockholders of Gemini Therapeutics, Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K/A, filed with the SEC on October 20, 2020).

10.3	Parent Support Agreement, dated as of October 15, 2020, by and among FS Development Corp., Gemini Therapeutics, Inc., FS Development Holdings, LLC and certain supporting stockholders of FS Development Corp. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K/A, filed with the SEC on October 20, 2020).

10.4	Form of Non-Redemption Agreement (incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-4, filed with the SEC on November 2, 2020).

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 10th day of November, 2020.

FS DEVELOPMENT CORP.

By:	/s/ Jim Tananbaum
Name:	Jim Tananbaum
Title:	President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Dennis Ryan
Name:	Dennis Ryan
Title:	Chief Financial Officer
(Principal Financial Officer)