Form 10-K
period 2020-12-31
Gemini Therapeutics, Inc. /DE
filed 2021-03-29
CIK 1816736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-39438

GEMINI THERAPEUTICS, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	85-1612845
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 One Kendall Square, 3rd Floor Cambridge, MA	02139
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 401-4400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	GMTX	The Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes  ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒

As of March 15, 2021, the Registrant had 42,998,664 shares of its common stock, $0.0001 par value per share outstanding.

Documents Incorporated by Reference: None.

i

SUMMARY OF MATERIAL RISKS ASSOCIATED WITH OUR BUSINESS

Our business is subject to numerous risks and uncertainties that you should be aware of in evaluating our business. These risks include, but are not limited to, the following:

●	Gemini has incurred significant losses since its inception and expects to incur losses for the foreseeable future.

●	Gemini will require additional capital to finance its operations, which may not be available to it on acceptable terms, or at all. As a result, Gemini may not complete the development and commercialization of GEM103 or any other product candidates.

●	Gemini is heavily dependent on the success of GEM103, its lead product candidate.

●	GEM103 and any other product candidates must undergo rigorous clinical trials and regulatory approvals, and success in nonclinical studies or earlier-stage clinical trials may not be indicative of results in future clinical trials.

●	Gemini is subject to many manufacturing risks, any of which could substantially increase its costs, delay clinical programs and limit supply of its products.

●	Gemini must attract and retain highly skilled employees in order to succeed. If Gemini is not able to retain its current senior management team and its scientific advisors or continue to attract and retain qualified scientific, technical and business personnel, its business will suffer.

●	Gemini’s success depends upon its ability to obtain and maintain intellectual property protection for its products and technologies. It is difficult and costly to protect its proprietary rights and technology, and Gemini may not be able to ensure their protection.

●	Gemini will rely on third parties to conduct its clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines or comply with regulatory requirements, Gemini may not be able to obtain regulatory approval of or commercialize any potential product candidates.

●	Its business could be adversely affected by the effects of health epidemics, including the recent COVID-19 pandemic, in regions where third parties for which Gemini relies have significant research, development or manufacturing facilities, concentrations of clinical trial sites or other business operations, causing disruption in supplies and services.

●	The future sales of shares by existing stockholders and future exercise of registration rights may adversely affect the market price of Gemini’s Common Stock.

The summary risk factors described above should be read together with the text of the full risk factors below and in the other information set forth in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes, as well as in other documents that we file with the SEC. If any such risks and uncertainties actually occur, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks summarized above or described in full below are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial may also materially adversely affect our business, prospects, financial condition and results of operations.

EXPLANATORY NOTE

On February 5, 2021 (the “Closing Date”), subsequent to the end of the fiscal year ended December 31, 2020, the fiscal year to which this Annual Report on Form 10-K relates, FS Development Corporation, a Delaware corporation (“FSDC”), consummated the previously announced business combination (the “Business Combination”) pursuant to the terms of the Agreement and Plan of Merger, dated as of October 15, 2020 (as amended, supplemented or otherwise modified from time to time, the “Merger Agreement”), by and among Gemini Therapeutics, Inc., a Delaware corporation (“Old Gemini”), Shareholder Representative Services LLC, a Colorado limited liability company solely in its capacity as the representative, agent and attorney-in-fact of the Company Securityholders (the “Stockholders’ Representative”), FSDC and FSG Merger Sub Inc., a Delaware corporation (“Merger Sub”).

On the day prior to the Closing Date, Old Gemini changed its name to “Gemini Therapeutics Sub, Inc.” Pursuant to the Merger Agreement, on the Closing Date, (i) FSDC changed its name to “Gemini Therapeutics, Inc.” (together with its consolidated subsidiaries, “Gemini”), and (ii) Old Gemini merged with and into Merger Sub (the “Merger”), with Old Gemini as the surviving company in the Merger and, after giving effect to such Merger, Old Gemini becoming a wholly-owned subsidiary of Gemini.

In accordance with the terms and subject to the conditions of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), (i) all shares of Old Gemini’s Series B Preferred Stock (including shares of Series B Preferred Stock issued upon conversion of outstanding convertible promissory notes), Series A Preferred Stock and Common Stock (collectively, “Old Gemini Stock”) issued and outstanding immediately prior to the Effective Time, whether vested or unvested, was converted into the right to receive their pro rata portion of the 17,942,274 shares of FSDC Class A Common Stock (the “Common Stock”) issued as Merger consideration (the “Merger Consideration”), provided that 2,150,000 shares of Common Stock are being held in escrow for a period of 12 months to satisfy any indemnification obligations of Old Gemini under the Merger Agreement; (ii) each option exercisable for Old Gemini Stock that was outstanding immediately prior to the Effective Time was assumed and continues in full force and effect on the same terms and conditions as were previously applicable to such options, subject to adjustments to exercise price and number of shares Common Stock issuable upon exercise based on the final conversion ratio calculated in accordance with the Merger Agreement, and (iii) 4,264,341 shares of Common Stock were reserved for issuance under the newly adopted 2021 Stock Option and Incentive Plan (the “2021 Plan”).

All references herein to the “Closing” refer to the closing of the transactions contemplated by the Merger Agreement (the “Transactions”), including the Merger and the transactions contemplated by the subscription agreements entered into by FSDC and certain investors (the “PIPE Investors”) pursuant to which the PIPE Investors collectively committed to subscribe for, and did subscribe for, an aggregate of 9,506,000 shares of Common Stock for an aggregate purchase price of $95,060,000 (the “PIPE Investment”).

By operation of Rule 12g-3(a) under the Exchange Act, Gemini is the successor issuer to FSDC and has succeeded to the attributes of FSDC as the registrant, including FSDC’s U.S. Securities and Exchange Commission file number 001-39438 and CIK Code 0001816736.

Except as otherwise expressly provided herein, the information in this Annual Report on Form 10-K does not reflect the consummation of the business combination which, as discussed above, occurred subsequent to the period covered hereunder.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

We make forward-looking statements in this report. These forward-looking statements relate to expectations for future financial performance, business strategies or expectations for our business. Specifically, forward-looking statements may include statements relating to:

●	the benefits of the Business Combination;

●	the future financial performance of the post-combination company following the Business Combination;

●	Success in retaining or recruiting, or changes required in, our officers, key employees or directors following the Business Combination;

●	Public securities’ potential liquidity and trading;

●	from the outcome of any known and unknown litigation; and

●	other statements preceded by, followed by or that include the words “may,” “can,” “should,” “will,” “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target” or similar expressions.

These forward-looking statements are based on information available as of the date of this report and our management’s current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Forward-looking statements in this report relating to Gemini following the Closing include, but are not limited to, statements about:

●	the ability of Gemini’s clinical trials to demonstrate acceptable safety and efficacy of Gemini’s product candidates, including GEM103, Gemini’s lead product candidate, and other positive results;

●	the timing, progress and results of clinical trials for GEM103 and Gemini’s other product candidates, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work,

●	the period during which the results of the trials will become available, and Gemini’s research and development programs;

●	the timing, scope and likelihood of regulatory filings;

●	Gemini’s ability to obtain marketing approvals of its product candidates and to meet existing or future regulatory standards or comply with post-approval requirements;

●	Gemini’s expectations regarding the potential market size and the size of the patient populations for its product candidates, if approved for commercial use;

●	Gemini’s commercialization, marketing and manufacturing capabilities and strategy;

●	Gemini’s intellectual property position and expectations regarding its ability to obtain and maintain intellectual property protection;

●	Gemini’s ability to identify additional products, product candidates or technologies with significant commercial potential that are consistent with its commercial objectives;

●	the impact of government laws and regulations;

●	Gemini’s competitive position and expectations regarding developments and projections relating to its competitors and any competing therapies that are or become available; and

●	developments and expectations regarding developments and projections relating to Gemini’s competitors and industry.

As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include:

●	the risk that the Business Combination disrupts current plans and operations;

●	the ability to recognize the anticipated benefits of the Business Combination, which may be affected by, among other things, competition and the ability of the combined business to grow and manage growth profitably;

●	costs related to the Business Combination;

●	changes in applicable laws or regulations;

●	the possibility that we may be adversely affected by other economic, business, and/or competitive factors; and

●	other risks and uncertainties described under the section of this Annual Report on Form 10-K entitled “Risk Factors” and our other filings with the Securities and Exchange Commission (the “SEC”).

PART I

References in this report to “FSDC” refer to FS Development Corporation, the reporting company prior to the business combination. References to “Gemini,” the “Company,” “we,” “us” and “our” refer to Gemini Therapeutics, Inc., a Delaware corporation, the post-combination company and the successor entity to FSDC. References to our “Board” refer to our officers and directors, and references to the “Sponsor” refer to FS Development Holdings, LLC, a Delaware limited liability company.

Item 1. Business.

Introduction

FSDC was formed as a blank check company incorporated on June 25, 2020 in Delaware, formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “business combination”). Until the consummation of the business combination, FSDC did not engage in any operations nor generate any revenue.

On August 14, 2020, FSDC consummated its initial public offering (the “Initial Public Offering”) of 12,075,000 shares of Class A Common Stock, generating total gross proceeds of $120,750,000. Substantially concurrent with the consummation of the Initial Public Offering, the Sponsor purchased 441,500 shares of Class A Common Stock (the “Private Placement Shares”) for an aggregate purchase price of $4,415,000, or $10.00 per share. A total of $120,750,000, comprised of the proceeds from the Initial Public Offering and the sale of the Private Placement Shares, were placed in a U.S.-based trust account at JP Morgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee. Except with respect to interest earned on the funds held in the trust account that may be released to FS Development to pay its taxes, the proceeds from the Initial Public Offering will not be released from the trust account until the earliest to occur of: (i) the completion of FSDC’s initial business combination, (ii) the redemption of the Public Shares if FSDC has not completed its initial business combination by August 14, 2022, subject to applicable law, and (iii) the redemption of the Public Shares properly tendered in connection with a stockholder vote to amend the current charter to modify the substance or timing of its obligation to redeem 100% of its Public Shares if FSDC does not complete its initial business combination by August 14, 2022 or with respect to any other provisions relating to stockholders’ rights or pre-initial business combination activity.

On February 5, 2021, FSDC consummated the previously announced Business Combination. In accordance with the terms and subject to the conditions of the Merger Agreement, at the Effective Time of the Merger (i) all shares of Old Gemini Stock issued and outstanding immediately prior to the Effective Time, whether vested or unvested, was converted into the right to receive their pro rata portion of the 17,942,274 shares of Common Stock issued as Merger Consideration, provided that 2,150,000 shares of Common Stock are being held in escrow for a period of 12 months to satisfy any indemnification obligations of Old Gemini under the Merger Agreement; (ii) each option exercisable for Old Gemini Stock that was outstanding immediately prior to the Effective Time was assumed and continues in full force and effect on the same terms and conditions as were previously applicable to such options, subject to adjustments to exercise price and number of shares Common Stock issuable upon exercise based on the final conversion ratio calculated in accordance with the Merger Agreement, and (iii) 4,264,341 shares of Common Stock were reserved for issuance under the newly adopted 2021 Plan.

In connection with the Closing, the PIPE Investors subscribed for an aggregate of 9,506,000 shares of Common Stock for an aggregate purchase price of $95,060,000.

In connection with the Business Combination, 100 shares of Class A common Stock of FSDC were redeemed at a per share purchase price of approximately $10.00. Upon the Closing, Gemini had 42,998,664 shares of Common Stock outstanding.

As a result of the Business Combination, FSDC was renamed Gemini Therapeutics, Inc., and Old Gemini became a wholly-owned subsidiary of Gemini.

Except as otherwise expressly provided below, this report does not reflect the consummation of the business combination which, as discussed above, occurred subsequent to the period covered hereunder.

Employees

As of December 31, 2020 and prior to the business combination, we had three executive officers. These individuals were not obligated to devote any specific number of hours to our matters but they intended to devote as much of their time as they deemed necessary to our affairs until we completed an initial business combination. The amount of time they devoted in any time period varied based on the stage of the business combination process we were in. We had no full-time employees prior to the completion of the business combination.

Available Information

We are required to file Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q with the U.S. Securities and Exchange Commission (the “SEC”) on a regular basis, and are required to disclose certain material events in a Current Report on Form 8-K. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC’s Internet website is located at http://www.sec.gov.

Item 1A. Risk Factors.

RISK FACTORS

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this annual report, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Risks Related to our Business

Gemini has incurred significant losses since its inception and expects to incur losses for the foreseeable future.

Gemini has no products approved for commercial sale and has not generated any revenue to date, and Gemini continues to incur significant research and development and other expenses related to its ongoing operations. As a result, Gemini is not profitable and has incurred significant losses in each period since its inception in March 2015.

For the years ended December 31, 2020 and December 31, 2019, Gemini reported net losses of $40.8 million and $41.4 million. As of December 31, 2020, Gemini had an accumulated deficit of $112.8 million. Gemini expects to continue to incur significant losses for the foreseeable future, and Gemini expects these losses to increase as Gemini continues its research and development of, and seeks regulatory approvals for, its product candidates. Gemini anticipates that its expenses will increase substantially if, and as, Gemini:

●	conducts larger scale clinical trials for its lead product candidate, GEM103, and any other product candidates;

●	discovers and develops new product candidates, and conducts nonclinical studies and clinical trials;

●	manufactures, or has manufactured, clinical and commercial supplies of its product candidates;

●	seeks regulatory approvals for its product candidates;

●	commercializes GEM103 or any other product candidates, if approved;

●	attempts to transition from a company with a research focus to a company capable of supporting commercial activities, including establishing sales, marketing and distribution infrastructure;

●	hires additional clinical, scientific, and management personnel;

●	adds operational, financial, and management information systems and personnel;

●	identifies additional compounds or product candidates and acquires rights from third parties to those compounds or product candidates through licenses; and

●	incurs additional costs associated with operating as a public company.

Even if Gemini succeeds in commercializing GEM103 or any other product candidates, Gemini may continue to incur substantial research and development and other expenditures to develop and market additional product candidates. Gemini may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect its business for any reason, including as a result of the Coronavirus Disease 19, or COVID-19 pandemic. The size of its future net losses will depend, in part, on the rate of future growth of its expenses and its ability to generate revenue. Its prior losses and expected future losses have had and will continue to have an adverse effect on its stockholders’ equity and working capital.

Gemini currently has a limited operating history, has not generated any revenue to date, and may never become profitable.

Gemini is a clinical-stage biotechnology company with a limited operating history. Its operations to date have been limited to organizing and staffing its company, acquiring, developing and securing its technology and product candidates, and conducting clinical trials and preclinical studies of its product candidates. Gemini has not yet demonstrated its ability to complete clinical trials, obtain regulatory approval, formulate and manufacture a commercial-scale product, or conduct sales and marketing activities necessary for successful product commercialization. Investment in biotechnology product development is highly speculative because it entails substantial upfront expenditures in contract research organizations, or CROs, and contract manufacturing organizations, or CMOs, and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. Consequently, any predictions you may make about its future success or viability may not be as accurate as they could be if Gemini had a longer operating history.

Though GEM103 is in Phase 2a clinical development, Gemini does not expect to receive revenue from GEM103 for a number of years, if ever. To date, Gemini has not generated any revenue and Gemini will not be able to generate product revenue unless and until GEM103, or any other product candidate, successfully completes clinical trials, receives regulatory approval, and is commercialized. Gemini may seek to obtain revenue from collaboration or licensing agreements with third parties. Its ability to generate future product revenue from GEM103 or any other product candidates also depends on a number of additional factors, including its, or its current and future collaborators’, ability to:

●	successfully complete nonclinical studies and clinical trials for GEM103 and any other product candidates;

●	seek and obtain marketing approvals for any product candidates that complete clinical development;

●	establish and maintain supply and manufacturing relationships with third parties, and ensure adequate and legally compliant manufacturing of bulk drug substances and drug products to maintain that supply;

●	launch and commercialize any product candidates for which Gemini obtains marketing approval, and, if launched independently, successfully establish a sales, marketing and distribution infrastructure;

●	demonstrate the necessary safety data post-approval to ensure continued regulatory approval;

●	obtain coverage and adequate product reimbursement from third-party payors, including government payors;

●	achieve market acceptance for any approved products;

●	address any competing technological and market developments;

●	negotiate favorable terms in any collaboration, licensing or other arrangements into which Gemini may enter in the future and performing its obligations in such collaborations;

●	establish, maintain, protect and enforce its intellectual property rights; and

●	attract, hire and retain qualified personnel.

In addition, because of the numerous risks and uncertainties associated with biotechnology product development, including that its product candidates may not advance through development or achieve the endpoints of applicable clinical trials, Gemini is unable to predict the timing or amount of increased expenses, or if or when Gemini will achieve or maintain profitability. In addition, its expenses could increase beyond expectations if Gemini decides, or are required by the U.S. Food and Drug Administration, or FDA, or applicable foreign regulatory authorities in other jurisdictions where Gemini may pursue regulatory approval, or applicable foreign regulatory authorities, to perform nonclinical studies or clinical trials in addition to those that Gemini currently anticipates. Even if Gemini completes the development and regulatory processes described above, Gemini anticipates incurring significant costs associated with launching and commercializing any approved product.

If Gemini does achieve profitability, Gemini may not be able to sustain or increase profitability on a quarterly or annual basis. Its failure to become and remain profitable would decrease the value of its company and could impair its ability to raise capital, maintain its research and development efforts, expand its business or continue its operations. A decline in the value of its company also could cause you to lose all or part of your investment.

Gemini will require additional capital to finance its operations, which may not be available to it on acceptable terms, or at all. As a result, Gemini may not complete the development and commercialization of GEM103 or any other product candidates.

As a research and development company, Gemini’s operations have consumed substantial amounts of cash since inception. Gemini expects its research and development expenses to increase substantially in connection with its ongoing activities, particularly as Gemini advances GEM103 into later-stage clinical development.

As of December 31, 2020, Gemini had $4.5 million of cash and cash equivalents. Gemini believes that the net proceeds from the Business Combination and the PIPE transaction, together with its existing cash and cash equivalents, will fund its projected operating requirements into 2023. Its forecast of the period of time through which its financial reserves will adequately support its operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this “Risk factors” section. Gemini has based this estimate on assumptions that may prove to be wrong, and Gemini could utilize its available capital resources sooner than Gemini currently expects. Its future funding requirements, both short and long-term, will depend on many factors, including, but not limited to:

●	the initiation, progress, timing, costs and results of nonclinical studies and clinical trials for GEM103 or any other product candidates Gemini may develop, including any COVID-19-related delays or other effects on its development programs;

●	the outcome, timing and cost of seeking and obtaining regulatory approvals from the FDA and applicable foreign regulatory authorities, including the potential for such authorities to require that Gemini performs more nonclinical studies or clinical trials than those that Gemini currently expects or change their requirements on studies that had previously been agreed to;

●	the cost to establish, maintain, expand, enforce and defend the scope of its intellectual property portfolio, including the amount and timing of any payments Gemini may be required to make, or that Gemini may receive, in connection with licensing, preparing, filing, prosecuting, defending and enforcing any patents or other intellectual property rights;

●	the effect of competing technological and market developments;

●	market acceptance of any approved product candidates, including product pricing, as well as product coverage and the adequacy of reimbursement by third-party payors;

●	the cost of acquiring, licensing or investing in additional businesses, products, product candidates and technologies;

●	the cost and timing of selecting, auditing and potentially validating a manufacturing site for commercial-scale manufacturing;

●	the cost of establishing sales, marketing and distribution capabilities for any product candidates for which Gemini may receive regulatory approval and that Gemini determines to commercialize; and

●	its need to implement additional internal systems and infrastructure, including financial and reporting systems.

Gemini does not have any committed external source of funds or other support for its development efforts and Gemini cannot be certain that additional funding will be available on acceptable terms, or at all. Until Gemini can generate sufficient revenue to finance its cash requirements, which Gemini may never do, Gemini expects to finance its future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements, and other marketing or distribution arrangements. If Gemini raises additional funds through public or private equity offerings, the terms of these securities may include liquidation or other preferences that adversely affect its stockholders’ rights. Further, to the extent that Gemini raises additional capital through the sale of common stock or securities convertible or exchangeable into common stock, your ownership interest will be diluted. If Gemini raises additional capital through debt financing, Gemini could be subject to fixed payment obligations and may be subject to covenants limiting or restricting its ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If Gemini raises additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, Gemini may have to relinquish certain valuable rights to its product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. Gemini also could be required to seek collaborators for one or more of its product candidates at an earlier stage than otherwise would be desirable or relinquish its rights to product candidates or technologies that Gemini otherwise would seek to develop or commercialize itself. If Gemini is unable to raise additional capital in sufficient amounts or acceptable terms, Gemini may have to significantly delay, scale back or discontinue the development or commercialization of one or more of its product candidates or one or more of its other research and development initiatives. Any of the above events could significantly harm its business, prospects, financial condition and results of operations and cause the price of its common stock to decline.

Gemini is heavily dependent on the success of GEM103, its lead product candidate.

Gemini currently has no products that are approved for commercial sale and may never be able to develop marketable products. Gemini expects that a substantial portion of its efforts and expenditures over the next several years will be devoted to its lead product candidate, GEM103. Accordingly, its business currently depends heavily on the successful development, regulatory approval, and commercialization of GEM103. GEM103 is currently being tested in a Phase 2a clinical trial in genetically defined patients with dry age-related macular degeneration, or AMD and in a Phase 2a clinical trial as an add-on to anti-VEGF therapy for the treatment of wet AMD patients at risk for progressive vision loss due to macular atrophy. Gemini cannot be certain that GEM103 will successfully complete clinical trials, receive regulatory approval or be successfully commercialized even if Gemini receives regulatory approval. If Gemini is required to discontinue development of GEM103 or if GEM103 does not receive regulatory approval or fails to achieve significant market acceptance, Gemini would be substantially delayed in its ability to achieve profitability, if ever.

The research, testing, manufacturing, safety, efficacy, labeling, approval, sale, marketing, and distribution of GEM103 is, and will remain, subject to comprehensive regulation by the FDA and applicable foreign regulatory authorities. Failure to obtain regulatory approval for GEM103 will prevent Gemini from commercializing and marketing GEM103.

Further, its Phase 2a clinical trials of GEM103 and other future clinical trials may not be able to replicate the results from its preclinical studies or past clinical trials of GEM103. To the extent any of foregoing has not occurred, its expected development time and development costs for GEM103 may be increased.

Even if Gemini is able to successfully obtain approval from the FDA or applicable foreign regulatory authorities for GEM103, any approval might contain significant limitations related to use, including limitations on the stage of disease GEM103 is approved to treat, as well as restrictions for specified age groups, warnings, precautions or contraindications. Furthermore, even if Gemini obtains regulatory approval for GEM103, Gemini will still need to develop a commercial infrastructure or develop relationships with collaborators to commercialize, establish a commercially viable pricing structure and obtain coverage and adequate reimbursement from third-party payors, including government healthcare programs otherwise. If Gemini, or any future collaborators, are unable to successfully commercialize GEM103, Gemini may not be able to generate sufficient revenue to continue its business.

If Gemini is not successful in discovering, developing, receiving regulatory approval for and commercializing GEM103 or other product candidates, its ability to expand its business and achieve its strategic objectives would be impaired.

Although Gemini plans to devote a majority of its resources to the continued preclinical and clinical testing and potential approval of GEM103 for the treatment of patients with AMD, another key element of its strategy is to discover, develop and commercialize a portfolio of products. Gemini is seeking to do so through its internal discovery programs, but its resources are limited, and those that Gemini have are geared towards preclinical and clinical testing and seeking regulatory approval of GEM103 for the treatment of patients with AMD. Gemini may also explore strategic collaborations for the development or acquisition of new product candidates, but Gemini may not be successful in entering into such relationships. GEM103 is its only product candidate in clinical stages of development. Research programs to identify product candidates require substantial technical, financial and human resources, regardless of whether any product candidates are ultimately identified. Its research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for many reasons, including:

●	the research methodology used may not be successful in identifying potential product candidates;

●	competitors may develop alternatives that render its product candidates obsolete;

●	product candidates Gemini develop may nevertheless be covered by third parties’ patents or other exclusive rights;

●	a product candidate may, on further study, be shown to have harmful side effects or other characteristics that indicate it is unlikely to be effective or otherwise does not meet applicable regulatory criteria;

●	a product candidate may not be capable of being produced in commercial quantities at an acceptable cost, or at all;

●	an approved product may not be accepted as safe and effective by trial participants, the medical community or third-party payors; and

●	intellectual property or other proprietary rights of third parties for product candidates Gemini develop may potentially block its entry into certain markets or make such entry economically impracticable.

If Gemini fails to develop and successfully commercialize other product candidates, its business and future prospects may be harmed and its business will be more vulnerable to any problems that Gemini encounters in developing and commercializing its product candidates.

GEM103 and any other product candidates must undergo rigorous clinical trials and regulatory approvals, and success in nonclinical studies or earlier-stage clinical trials may not be indicative of results in future clinical trials.

GEM103 and any other product candidates will be subject to rigorous and extensive clinical trials and extensive regulatory approval processes implemented by the FDA and applicable foreign regulatory authorities. The approval process is typically lengthy and expensive, and approval is never certain. Gemini has limited experience in conducting the clinical trials required to obtain regulatory approval. Gemini may not be able to conduct clinical trials at preferred sites, enlist clinical investigators, enroll sufficient numbers of participants or begin or successfully complete clinical trials in a timely fashion, if at all. Its planned clinical trials may be insufficient to demonstrate that its potential products will be active, safe or effective. Additional clinical trials may be required if clinical trial results are negative or inconclusive, which will require us to incur additional costs and significant delays.

Success in preclinical studies and earlier-stage clinical trials does not ensure that later clinical trials will generate the same results or otherwise provide adequate data to demonstrate the effectiveness and safety of a product candidate. In addition, the design of a clinical trial can determine whether its results will support approval of a product, and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. Because Gemini has limited experience designing clinical trials, Gemini may be unable to design and execute a clinical trial to support regulatory approval. In addition, there is a high failure rate for drugs and biologics proceeding through clinical trials. In fact, many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in nonclinical studies and earlier-stage clinical trials. Similarly, the outcome of nonclinical studies may not predict the success of clinical trials. Moreover, data obtained from nonclinical and clinical activities are subject to varying interpretations, which may delay, limit or prevent regulatory approval. In addition, Gemini may experience regulatory delays or rejections as a result of many factors, including due to changes in regulatory policy during the period of development of its product candidates. Any such delays could negatively impact its business, financial condition, results of operations and prospects.

From time to time, Gemini may publish interim “top-line” or preliminary data from its clinical trials. Preliminary or interim data from clinical trials that Gemini may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or interim data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data Gemini previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Adverse differences between preliminary or interim data and final data could significantly harm its business and financial prospects.

Additionally, several of its planned and ongoing clinical trials utilize an “open-label” trial design. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved biologic, drug, or placebo. Most typically, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. The results from an open-label trial may not be predictive of future clinical trial results with any of its product candidates for which Gemini includes an open-label clinical trial when studied in a controlled environment with a placebo or active control.

Gemini is subject to many manufacturing risks, any of which could substantially increase its costs, delay clinical programs and limit supply of its products.

Gemini has contracted with a third party manufacturer to make new drug substance to support future clinical trials and for commercial sale, if approved. Its contract manufacturer may not be able to adopt, adapt or scale up the manufacturing process in a timely manner to support its future clinical trials. The process of manufacturing its product is complex, highly regulated and subject to several risks, including:

●	the manufacturing process is susceptible to product loss due to contamination by adventitious microorganisms, equipment failure, improper installation or operation of equipment, vendor or operator error and improper storage conditions. Even minor deviations from normal manufacturing processes could result in reduced production yields and quality as well as other supply disruptions. If microbial, viral or other contaminations are discovered in its products or in the manufacturing facilities in which its products are made, the manufacturing facilities may need to be closed for an extended period of time to investigate and eliminate the contamination;

●	the manufacturing facilities in which its products are made could be adversely affected by equipment failures, labor and raw material shortages, financial difficulties of its contract manufacturers, natural disasters, power failures, local political unrest and numerous other factors; and

●	any adverse developments affecting manufacturing operations for its products may result in shipment delays, inventory shortages, lot failures, product withdrawals or recalls or other interruptions in the supply of its products. Gemini may also have to record inventory write-offs and incur other charges and expenses for products that fail to meet specifications, undertake costly remediation efforts or seek more expensive manufacturing alternatives.

The manufacture of GEM103 and other product candidates require significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of these products sometimes encounter difficulties in production, especially during scale-up from the manufacturing process used for early clinical trials to a validated process needed for pivotal clinical studies and commercial launch. These problems include failure to meet target production costs and yields, sub-par quality control testing, including stability of the product, quality assurance system failures, operator error and shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. Gemini cannot assure you that any product quality issues relating to the manufacture of GEM103 or any other product candidates will not occur in the future.

Gemini does not have and Gemini does not currently plan to acquire or build the facilities or internal capabilities to manufacture bulk drug substance or filled drug product for use in clinical trials or commercialization. To a large extent, that makes us dependent on the goodwill of its contract manufacturing partners to quickly fix deviations that will inevitably occur during the manufacturing of its product. Any delay or interruption in the supply of clinical trial materials could delay the completion of clinical trials, increase the costs associated with maintaining clinical trial programs and, depending upon the period of delay, require us to commence new clinical trials at additional expense or terminate clinical trials altogether.

Its business could be adversely affected by the effects of health epidemics, including the recent COVID-19 pandemic, in regions where third parties for which Gemini relies have significant research, development or manufacturing facilities, concentrations of clinical trial sites or other business operations, causing disruption in supplies and services.

Its business could be adversely affected by health epidemics in regions where third parties for which Gemini relies, such as CROs or CMOs, have concentrations of clinical trial sites or other business operations, and could cause significant disruption in the operations of third-party manufacturers and CROs upon whom Gemini relies. On January 30, 2020, the World Health Organization, or WHO, announced a global health emergency because of SARS-CoV-2, a new strain of novel coronavirus originating in Wuhan, China, and the risks to the international community as the virus spread globally beyond its point of origin. In March 2020, the WHO declared the COVID-19 outbreak a pandemic, which continues to spread throughout the world. The spread of this pandemic has caused significant volatility and uncertainty in U.S. and international markets. This could result in an economic downturn and may disrupt its business and delay its clinical programs and timelines.

Quarantines, shelter-in-place and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, related to COVID-19 pandemic or other infectious diseases, could impact personnel at third-party manufacturing facilities in the United States and other countries, or the availability or cost of materials, which would disrupt its supply chain. Any manufacturing supply interruption of materials could adversely affect its ability to conduct ongoing and future research and manufacturing activities.

In addition, its clinical trials may be affected by the COVID-19 pandemic. Clinical site initiation and patient enrollment may be delayed due to prioritization of healthcare system resources toward the COVID-19 pandemic. Some patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, Gemini’s clinical trial operations may be adversely impacted due to increased difficulty to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 pandemic.

The spread of COVID-19 pandemic, which has caused a broad impact globally, may materially affect Gemini economically. While the potential economic impact brought by, and the duration of, COVID-19 pandemic may be difficult to assess or predict, a widespread pandemic could result in significant disruption of global financial markets, reducing its ability to access capital, which could in the future negatively affect its liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 pandemic could materially affect its business and the value of its common stock.

The global pandemic of COVID-19 continues to rapidly evolve. The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. Gemini does not yet know the full extent of potential delays or impacts on its business, its clinical trials, healthcare systems or the global economy as a whole. However, these effects could have a material impact on its operations.

Gemini may encounter difficulties in managing its growth, which could adversely affect its operations.

As of the date of this annual report, Gemini had 29 full-time and part-time employees. As Gemini continues development and pursues the potential commercialization of its product candidates, Gemini will need to expand its financial, development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for us. As its operations expand, Gemini expects that it will need to manage additional relationships with various strategic collaborators, suppliers and other third parties. Its future financial performance and its ability to develop and commercialize its product candidates and to compete effectively will depend, in part, on its ability to manage any future growth effectively.

Management’s focus and resources may be diverted from operational matters and other strategic opportunities as a result of the Business Combination.

The Business Combination may place a significant burden on our management and other internal resources. The diversion of management’s attention and any difficulties encountered in the transition process could harm our financial condition, results of operations and prospects. In addition, uncertainty about the effect of the Business Combination on our systems, employees, customers, partners, and other third parties, including regulators, may have an adverse effect on us. These uncertainties may impair our ability to attract, retain and motivate key personnel for a period of time after the completion of the Business Combination.

The unaudited pro forma financial information included elsewhere in the proxy statement/prospectus may not be indicative of what our actual financial position or results of operations would have been.

The unaudited pro forma financial information in the proxy statement/prospectus is presented for illustrative purposes only and has been prepared based on a number of assumptions. Accordingly, such pro forma financial information may not be indicative of our future operating or financial performance and our actual financial condition and results of operations may vary materially from our pro forma results of operations and balance sheet contained elsewhere in this annual report, including as a result of such assumptions not being accurate. Additionally, the final acquisition accounting adjustments could differ materially from the unaudited pro forma adjustments presented in this annual report. The unaudited pro forma condensed combined financial information does not give effect to any anticipated synergies, operating efficiencies or cost savings that may be associated with the Business Combination.

If Gemini fails to maintain an effective system of internal control over financial reporting, Gemini may not be able to accurately report its financial results or prevent fraud. As a result, stockholders could lose confidence in its financial and other public reporting, which would harm its business and the trading price of its common stock.

Effective internal controls over financial reporting are necessary for Gemini to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet its reporting obligations. In addition, any testing by Gemini conducted in connection with Section 404 of the Sarbanes-Oxley Act, or Section 404, or any subsequent testing by its independent registered public accounting firm, may reveal deficiencies in its internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to its financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in its reported financial information, which could have a negative effect on the trading price of its stock.

Gemini will be required to disclose changes made in its internal controls and procedures on a quarterly basis and its management will be required to assess the effectiveness of these controls annually. However, for as long as Gemini is an emerging growth company, or EGC, its independent registered public accounting firm will not be required to attest to the effectiveness of its internal controls over financial reporting pursuant to Section 404. An independent assessment of the effectiveness of its internal controls over financial reporting could detect problems that its management’s assessment might not. Undetected material weaknesses in its internal controls over financial reporting could lead to restatements of its financial statements and require us to incur the expense of remediation.

Gemini’s disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

Gemini’s disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by it in reports Gemini files or submits under the Securities Exchange Act of 1934, as amended, or Exchange Act, is accumulated and communicated to management, recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Gemini believes that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in its control system, misstatements or insufficient disclosures due to error or fraud may occur and not be detected.

Gemini must attract and retain highly skilled employees in order to succeed. If Gemini is not able to retain its current senior management team and its scientific advisors or continue to attract and retain qualified scientific, technical and business personnel, its business will suffer.

To succeed, Gemini must recruit, retain, manage and motivate qualified clinical, scientific, technical and management personnel and Gemini faces significant competition for experienced personnel. If Gemini does not succeed in attracting and retaining qualified personnel, particularly at the management level, it could adversely affect its ability to execute its business plan and harm its operating results. Gemini is dependent on the members of its management team and its scientific advisors for its business success, including its Chief Executive Officer, Jason Meyenburg. Gemini does not maintain “key person” insurance for any of its key personnel. An important element of its strategy is to take advantage of the research and development expertise of its current management. Gemini currently has employment agreements with all of its executive officers. Its employment agreements with its executive officers are terminable by them without notice and some provide for severance and change in control benefits. The loss of any one of its executive officers could result in a significant loss in the knowledge and experience that Gemini, as an organization, possesses and could cause significant delays, or outright failure, in the development and further commercialization of its product candidates.

There is intense competition for qualified personnel, including management in the technical fields in which Gemini operates and Gemini may not be able to attract and retain qualified personnel necessary for the successful research, development and commercialization of its product candidates. In particular, Gemini has experienced a very competitive hiring environment in Cambridge, Massachusetts, where Gemini is headquartered. Many of the other pharmaceutical companies that Gemini competes against for qualified personnel has greater financial and other resources, different risk profiles and a longer history in the industry than Gemini does. They also may provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high-quality candidates than what Gemini has to offer. If Gemini is unable to continue to attract and retain high-quality personnel, the rate and success with which Gemini can discover and develop product candidates and its business will be limited.

Its employees, independent contractors, consultants, commercial partners and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

Gemini cannot ensure that its compliance controls, policies, and procedures will in every instance protect us from acts committed by its employees, agents, contractors, or collaborators that would violate the law or regulation, including, without limitation, healthcare, employment, foreign corrupt practices, environmental, competition, and patient privacy and other privacy laws and regulations. Such improper actions could subject us to civil or criminal investigations, and monetary and injunctive penalties, and could adversely impact its ability to conduct business, operating results, and reputation.

Gemini is exposed to the risk of employee fraud or other illegal activity by its employees, independent contractors, consultants, commercial partners and vendors. Misconduct by these parties could include intentional, reckless and/or negligent conduct that fails to comply with the laws enforced by the FDA and applicable foreign regulatory authorities, fails to provide true, complete and accurate information to the FDA and applicable foreign regulatory authorities, fails to comply with manufacturing standards Gemini has established, fails to comply with healthcare fraud and abuse laws in the United States and similar foreign laws, or fails to report financial information or data accurately or to disclose unauthorized activities to us. If Gemini obtains FDA approval of any of its product candidates and begin commercializing those products in the United States, its potential exposure under these laws will increase significantly, and its costs associated with compliance with these laws are also likely to increase. Additionally, Gemini is subject to the risk that a person could allege such fraud or other misconduct, even if none occurred. These laws may impact, among other things, its current activities with principal investigators and research patients, as well as proposed and future sales, marketing and education programs. If any such actions are instituted against us, and Gemini is not successful in defending itself or asserting its rights, those actions could have a significant impact on its business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of its operations, any of which could adversely affect its ability to operate its business and its results of operations. It is not always possible to identify and deter employee misconduct, and the precautions Gemini takes to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from government investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us and Gemini is not successful in defending itself or asserting its rights, those actions could result in significant civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from government funded healthcare programs, such as Medicare and Medicaid, integrity oversight and reporting obligations, and the curtailment or restructuring of its operations.

Enrollment and retention of patients in clinical trials is an expensive and time-consuming process and could be made more difficult or rendered impossible by multiple factors outside its control, significant competition for recruiting patients with AMD in clinical trials.

Identifying and qualifying patients to participate in its clinical trials is critical to its success. Gemini may encounter delays in enrolling, or be unable to enroll, a sufficient number of patients to complete any of its clinical trials, and even once enrolled Gemini may be unable to retain a sufficient number of patients to complete any of its trials.

Factors that may generally affect patient enrollment include:

●	the size and nature of the patient population;

●	the number and location of clinical sites where patients are to be enrolled;

●	competition with other companies for clinical sites or patients;

●	the eligibility and exclusion criteria for the trial;

●	the design of the clinical trial;

●	inability to obtain and maintain patient consents;

●	risk that enrolled participants will drop out before completion; and

●	competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the product being studied in relation to other available therapies, including any new products that may be approved for the indications Gemini is investigating.

In addition, if any significant adverse events or other side effects are observed in any of its future clinical trials, it may make it more difficult for Gemini to recruit patients to its clinical trials and patients may drop out of its trials, or Gemini may be required to abandon the trials or its development efforts of one or more product candidates altogether. Its inability to enroll a sufficient number of patients for its clinical trials would result in significant delays, which would increase its costs and have an adverse effect on Gemini.

Gemini faces substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than us.

The biotechnology industry is intensely competitive and subject to rapid and significant technological change. Its competitors include multinational pharmaceutical companies, specialized biotechnology companies and universities and other research institutions. A number of pharmaceutical companies, as well as large and small biotechnology companies such as Apellis Pharmaceuticals, Inc. and IVERIC bio are pursuing the development or marketing of pharmaceuticals that target AMD. It is also probable that the number of companies seeking to develop products and therapies for the treatment of serious eye diseases, such as AMD, will increase. Many of its competitors have substantially greater financial, technical, human and other resources than Gemini does and may be better equipped to develop, manufacture and market technologically superior products. In addition, many of these competitors has significantly greater experience than Gemini has in undertaking nonclinical studies and human clinical trials of new pharmaceutical products and in obtaining regulatory approvals of human therapeutic products. Accordingly, its competitors may succeed in obtaining FDA approval for superior products. In addition, many competitors have greater name recognition and more extensive collaborative relationships. Smaller and earlier-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies.

Its competitors may obtain regulatory approval of their products more rapidly than Gemini does or may obtain patent protection or other intellectual property rights that limit its ability to develop or commercialize its product candidates. Its competitors may also develop drugs that are more effective, more convenient, more widely used and less costly or have a better safety profile than its products and these competitors may also be more successful than Gemini is in manufacturing and marketing their products. If Gemini is unable to compete effectively against these companies, then Gemini may not be able to commercialize its product candidates or achieve a competitive position in the market. This would adversely affect its ability to generate revenue. Its competitors also compete with us in recruiting and retaining qualified scientific, management and commercial personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, its programs.

Gemini’s business and operations would suffer in the event of computer system failures, cyber-attacks or deficiencies in its or related parties’ cyber security.

Given its limited operating history, Gemini is still in the process of implementing its internal security measures. Its internal computer systems and those of current and future third parties on which Gemini rely may fail and are vulnerable to damage from computer viruses and unauthorized access. Its information technology and other internal infrastructure systems, including corporate firewalls, servers, leased lines and connection to the Internet, face the risk of systemic failure that could disrupt its operations. While Gemini has not, to its knowledge, experienced any such material system failure or security breach to date, if such an event were to occur and cause interruptions in its operations, it could result in a material disruption of its development programs and its business operations. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in its regulatory approval efforts and significantly increase its costs to recover or reproduce the data. Likewise, Gemini relies on third parties for the manufacture of its product candidates and to conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on its business. To the extent that any disruption or security breach were to result in a loss of, or damage to, its data or applications, or inappropriate disclosure of confidential or proprietary information, Gemini could incur liability, its competitive position could be harmed and the further development and commercialization of its product candidates could be hindered or delayed.

Comprehensive tax reform legislation could adversely affect its business and financial condition.

The “Tax Cuts and Jobs Act,” or the Tax Act, significantly revised the Code. The Tax Act, among other things, includes a reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, a limitation of the tax deduction for net interest expense to 30% of adjusted earnings (except for certain small businesses), a limitation of the deduction for net operating losses, or NOLs, to 80% of current year taxable income and an elimination of NOL carrybacks (though any such NOLs may be carried forward indefinitely), and modifying or repealing many business deductions and credits (including reducing the business tax credit for certain clinical testing expenses incurred in the testing of certain drugs for rare diseases or conditions generally referred to as “orphan drugs”). Additionally, on March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, which, among other things, suspends the 80% limitation on the deduction for NOLs in taxable years beginning before January 1, 2021, permits a 5-year carryback of NOLs arising in taxable years beginning after December 31, 2017 and before January 1, 2021, and generally caps the limitation on the deduction for net interest expense at 50% of adjusted taxable income for taxable years beginning in 2019 and 2020. Gemini continues to examine the impact this tax reform legislation may has on its business. Gemini urges investors to consult with their legal and tax advisers regarding the implications of the Tax Act and the CARES Act on an investment in its common stock.

Gemini might not be able to utilize a significant portion of its U.S. NOL carryforwards and U.S. research and development tax credit carryforwards.

As of December 31, 2020, Gemini had U.S. federal and state NOL carryforwards of $102.2 million and $95.1 million, respectively, and U.S. federal and state research and development tax credit carryforwards of $3.1 million and $1.0 million, respectively. If not utilized, such NOL carryforwards and research and development credits will expire at various dates beginning in 2037 (with the exception of $94.6 million, which has no expiration date) and 2040, respectively. Gemini does not anticipate generating revenue from sales of products for the foreseeable future, if ever, and Gemini may never achieve profitability. These NOL and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the Tax Act, unused losses generated in taxable years beginning after December 31, 2017 will not expire and may be carried forward indefinitely, and generally may not be carried back to prior taxable years, except that, under the CARES Act a 5-year carryback of NOLs arising in taxable years beginning after December 31, 2017 and before January 1, 2021 is permitted. Additionally, for taxable years beginning after December 31, 2020, the deductibility of such U.S. federal NOLs is limited to 80% of its taxable income in any future taxable year. In addition, under Section 382 of the Code, the amount of benefits from its NOL carryforwards may be impaired or limited if Gemini incurs a cumulative ownership change of more than 50% over a three-year period. Gemini may have experienced ownership changes in the past and Gemini may experience ownership changes in the future as a result of the Business Combination and subsequent shifts in its stock ownership, some of which are outside its control. As a result, its use of U.S. federal NOL carryforwards could be limited. State NOL carryforwards may be similarly limited. Any such disallowances may result in greater tax liabilities than Gemini would incur in the absence of such a limitation and any increased liabilities could adversely affect its business, results of operations, financial position and cash flows.

Gemini uses and generates materials that may expose it to material liability.

Gemini’s research programs involve the use of hazardous materials and chemicals, which are currently only handled by third parties. Gemini is subject to foreign, federal, state and local environmental and health and safety laws and regulations governing, among other matters, the use, manufacture, handling, storage and disposal of hazardous materials and waste products. Gemini may incur significant costs to comply with these current or future environmental and health and safety laws and regulations. In addition, Gemini cannot completely eliminate the risk of contamination or injury from hazardous materials and may incur material liability as a result of such contamination or injury. In the event of an accident, an injured party may seek to hold us liable for any damages that result. Any liability could exceed the limits or fall outside the coverage of its workers’ compensation, property and business interruption insurance and Gemini may not be able to maintain insurance on acceptable terms, if at all. Gemini currently carries no insurance specifically covering environmental claims.

Risks Related to Government Regulation

The regulatory approval processes of the FDA and applicable foreign regulatory authorities are lengthy, time-consuming and inherently unpredictable. Its inability to obtain regulatory approval for GEM103 or any other product candidate would substantially harm its business.

The time required to obtain approval from the FDA and applicable foreign regulatory authorities is unpredictable but typically takes many years following the commencement of nonclinical studies and clinical trials and depends upon numerous factors, including the substantial discretion of regulatory authorities. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s development and may vary among jurisdictions.

GEM103 or its other product candidates could fail to receive regulatory approval from the FDA or an applicable foreign regulatory authority for many reasons, including:

●	disagreement with the design or implementation of its clinical trials;

●	failure to demonstrate that a product candidate is safe and effective for its proposed indication;

●	failure of clinical trials to meet the level of statistical significance required for approval;

●	failure to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;

●	disagreement with its interpretation of data from nonclinical studies or clinical trials;

●	the insufficiency of data collected from clinical trials of its product candidates to obtain regulatory approval;

●	failure to obtain approval of the manufacturing processes or facilities of third-party manufacturers with whom Gemini contract for clinical and commercial supplies; or

●	changes in the approval policies or regulations that render its nonclinical and clinical data insufficient for approval.

The FDA or an applicable foreign regulatory authority may require more information, including additional nonclinical or clinical data to support approval, which may delay or prevent approval and its commercialization plans, or Gemini may decide to abandon the development program for other reasons. If Gemini were to obtain approval, regulatory authorities may approve any of its product for fewer more limited indications than Gemini request, may require labeling or a Risk Evaluation Mitigation Strategy, or REMS, that includes significant use or distribution restrictions or safety warnings, precautions, or contraindications, may grant approval contingent on the performance of costly post-marketing clinical trials or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate.

Failures or delays in the commencement or completion of, or ambiguous or negative results from, Gemini’s ongoing and planned clinical trials of its product candidates could result in increased costs to us and could delay, prevent, or limit its ability to generate revenue and continue its business.

Gemini does not know whether its current Phase 2a clinical trials or any of its planned clinical trials will be completed on schedule, if at all, as the commencement and completion of clinical trials can be delayed or prevented for a number of reasons, including, among others:

●	the FDA or applicable foreign regulatory authorities may not authorize Gemini’s or its investigators to commence its planned clinical trials or any other clinical trials Gemini may initiate, or may suspend its clinical trials, for example, through imposition of a clinical hold, and may request additional data to permit allowance of its investigational new drug, or IND;

●	delays in filing or receiving allowance of additional IND applications that may be required;

●	lack of adequate funding to continue its clinical trials and nonclinical studies;

●	negative results from its ongoing nonclinical studies;

●	delays in reaching or failing to reach agreement on acceptable terms with prospective CROs and clinical study sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and study sites;

●	the inability of CROs to perform under these agreements, including due to impacts from the COVID-19 pandemic on their workforce;

●	inadequate quantity or quality of a product candidate or other materials necessary to conduct clinical trials, for example delays in the manufacturing of sufficient supply of finished drug product;

●	difficulties obtaining ethics committee or Institutional Review Board, or IRB, approval to conduct a clinical study at a prospective site or sites;

●	challenges in recruiting and enrolling subjects to participate in clinical trials, the proximity of subjects to study sites, eligibility criteria for the clinical study, the nature of the clinical study protocol, the availability of approved effective treatments for the relevant disease, and competition from other clinical study programs for similar indications;

●	severe or unexpected drug-related side effects experienced by subjects in a clinical trial;

●	Gemini may decide, or regulatory authorities may require us, to conduct additional nonclinical or clinical trials or abandon product development programs;

●	delays in validating, or inability to validate, any endpoints utilized in a clinical trial;

●	the FDA or applicable foreign regulatory authorities may disagree with its clinical study design and its interpretation of data from clinical trials, or may change the requirements for approval even after it has reviewed and commented on the design for its clinical trials; and

●	difficulties retaining subjects who has enrolled in a clinical trial but may be prone to withdraw due to rigors of the clinical trials, lack of efficacy, side effects, personal issues, or loss of interest.

Clinical trials may also be delayed or terminated as a result of ambiguous or negative interim results. In addition, a clinical study may be suspended or terminated by us, the FDA or applicable foreign regulatory authorities, the IRBs at the sites where the IRBs are overseeing a clinical study, a data and safety monitoring board, or DSMB, overseeing the clinical study at issue or other regulatory authorities due to a number of factors, including, among others:

●	failure to conduct the clinical study in accordance with regulatory requirements or its clinical protocols;

●	inspection of the clinical study operations or study sites by the FDA or other regulatory authorities that reveals deficiencies or violations that require us to undertake corrective action, including in response to the imposition of a clinical hold;

●	unforeseen safety issues or safety signals, including any that could be identified in its ongoing nonclinical studies or clinical trials, adverse side effects or lack of effectiveness;

●	changes in government regulations or administrative actions;

●	problems with clinical supply materials; and

●	lack of adequate funding to continue clinical trials.

Any inability to successfully complete nonclinical and clinical development could result in additional costs to us or impair its ability to generate revenue. In addition, if Gemini makes changes to a product candidate, such as changes to the formulation, Gemini may need to conduct additional nonclinical studies or clinical trials to bridge or demonstrate the comparability of its modified product candidate to earlier versions, which could delay its clinical development plan or marketing approval for its product candidates. Clinical trial delays could also shorten any periods during which Gemini may have the exclusive right to commercialize its product candidates or allow its competitors to bring products to market before Gemini does, which could impair its ability to successfully commercialize its product candidates and may harm its business and results of operations.

Gemini has limited experience in conducting clinical trials and has never obtained approval for any product candidates and may be unable to do so successfully.

As a company, Gemini has limited experience in designing, conducting or completing clinical trials and has never progressed a product candidate through to regulatory approval. In part because of this lack of experience, its clinical trials may require more time and incur greater costs than Gemini anticipates. Gemini cannot be certain that the planned clinical trials will begin or conclude on time, if at all. Large-scale trials will require significant additional financial and management resources. Any performance failure on the part of such third parties could delay the clinical development of its product candidates or delay or prevent us from obtaining regulatory approval or commercializing its product candidates, depriving us of potential product revenue and resulting in additional losses.

The advancement of healthcare reform may negatively impact its ability to profitably sell its product candidates, if approved.

The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system that could prevent or delay marketing approval of its product candidates, restrict or regulate post-approval activities and affect its ability to profitably sell any product for which Gemini obtains marketing approval. Changes in regulations, statutes or the interpretation of existing regulations could impact its business in the future by requiring, for example: (i) changes to its manufacturing arrangements; (ii) additions or modifications to product labeling; (iii) the recall or discontinuation of its products; or (iv) additional record-keeping requirements.

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the Affordable Care Act, was enacted, which includes measures that has significantly changed the way health care is financed by both governmental and private insurers. Some of the provisions of the Affordable Care Act have yet to be implemented, and there have been judicial, congressional, and executive branch challenges to certain aspects of the Affordable Care Act. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. One Executive Order directs federal agencies with authorities and responsibilities under the Affordable Care Act to waive, defer, grant exemptions from, or delay the implementation of any provision of the Affordable Care Act that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. The second Executive Order terminates the cost-sharing subsidies that reimburse insurers under the Affordable Care Act. Several state Attorneys General filed suit to stop the Trump administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. Further, on June 14, 2018, U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in Affordable Care Act risk corridor payments to third-party payors who argued were owed to them. The effects of this gap in reimbursement on third-party payors, the viability of the Affordable Care Act marketplace, providers, and potentially its business, are not yet known.

Congress has also considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the Affordable Care Act has been signed into law. The Tax Act included a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain Affordable Care Act-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the Affordable Care Act, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” In July 2018, the Centers for Medicare and Medicaid Services, or CMS, published a final rule permitting further collections and payments to and from certain Affordable Care Act qualified health plans and health insurance issuers under the Affordable Care Act risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. Moreover, CMS issued a final rule in 2018 that will give states greater flexibility, starting in 2020, in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the Affordable Care Act for plans sold through such marketplaces. On December 14, 2018, a U.S. District Judge in the Northern District of Texas, or the Texas District Court Judge, ruled that the individual mandate is a critical and inseverable feature of the Affordable Care Act, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the Affordable Care Act are invalid as well. While the Texas District Court Judge, as well as the Trump Administration and CMS, has stated that the ruling will has no immediate effect, it is unclear how this decision, subsequent appeals and other efforts to repeal and replace the Affordable Care Act will impact the Affordable Care Act and its business.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. In August 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction, which triggered the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of, on average, 2% per fiscal year through 2025 unless Congress takes additional action. These reductions were extended through 2027 under the BBA. In January 2013, the American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Recently, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there has been several recent U.S. congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s budget proposal for fiscal year 2019 contained further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Additionally, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The U.S. Department of Health and Human Services, or HHS, has already started the process of soliciting feedback on some of these measures and, at the same time, is immediately implementing others under its existing authority. For example, in September 2018, CMS announced that it will allow Medicare Advantage Plans the option to use step therapy for Part B drugs beginning January 1, 2019, and in October 2018, CMS proposed a new rule that would require direct-to-consumer television advertisements of prescription drugs and biological products, for which payment is available through or under Medicare or Medicaid, to include in the advertisement the Wholesale Acquisition Cost, or list price, of that drug or biological product. On January 31, 2019, the HHS Office of Inspector General, proposed modifications to the federal Anti-Kickback Statute discount safe harbor for the purpose of reducing the cost of drug products to consumers which, among other things, if finalized, will affect discounts paid by manufacturers to Medicare Part D plans, Medicaid managed care organizations and pharmacy benefit managers working with these organizations. Although a number of these, and other proposed measures may require additional authorization to become effective, Congress and the Trump administration has each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures has increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

Gemini expects that the healthcare reform measures that has been adopted and may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that Gemini receives for any approved product and could seriously harm its future revenues. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private third-party payors.

Further, on May 30, 2018, the Trickett Wedler, Frank Mongiello, Jordan McLinn, and Matthew Bellina Right to Try Act of 2017, or the Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients to request access to certain investigational new drug products that has completed a Phase I clinical trial and that are undergoing investigation for FDA approval. There is no obligation for a pharmaceutical manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.

There has been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize its product. Such reforms could have an adverse effect on anticipated revenue from product candidates that Gemini may successfully develop and for which Gemini may obtain regulatory approval and may affect its overall financial condition and ability to develop product candidates.

Gemini’s relationships with customers and third-party payors will be subject to applicable anti-kickback, fraud and abuse, transparency and other healthcare laws and regulations, which, if violated, could expose it to criminal sanctions, civil penalties, contractual damages, reputational harm, administrative burdens and diminished profits and future earnings.

Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any product candidates for which Gemini obtains marketing approval. Its current and future arrangements with healthcare providers, third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which Gemini researches, and if approved, markets, sells and distributes its products. Restrictions under applicable federal and state healthcare laws and regulations, include the following:

●	the federal Anti-Kickback Statute prohibits persons from, among other things, knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, the referral of an individual for the furnishing or arranging for the furnishing, or the purchase, lease or order, or arranging for or recommending purchase, lease or order, of any good or service for which payment may be made under a federal healthcare program, such as Medicare and Medicaid;

●	federal civil and criminal false claims laws and civil monetary penalty laws, including the federal False Claims Act, which can be enforced through civil whistleblower or qui tam actions, prohibit individuals or entities from, among other things knowingly presenting, or causing to be presented, to the federal government or a government contractor, grantee, or other recipient of federal funds, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

●	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal liability for knowingly and willfully executing a scheme to defraud any healthcare benefit program, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense or knowingly and willfully making false statements relating to healthcare matters;

●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their implementing regulations, imposes obligations on certain healthcare providers, health plans and healthcare clearinghouses, known as covered entities, as well as their business associates, which are individuals and entities that perform certain services involving the use or disclosure of individually identifiable health information, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

●	the federal Open Payments program, created under Section 6002 of the Affordable Care Act and its implementing regulations, requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS information related to “payments or other transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians (as defined above) and their immediate family members; and

●	analogous state, local, and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures or drug prices; state and local laws that require the registration of pharmaceutical sales representatives; and state and foreign laws that govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Efforts to ensure that its business arrangements with third parties comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that its business practices may not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. If its operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, Gemini may be subject to significant civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from government funded healthcare programs, such as Medicare and Medicaid, integrity oversight and reporting obligations, and the curtailment or restructuring of its operations. If any of the physicians or other healthcare providers or entities with whom Gemini expects to do business is found not to be in compliance with applicable laws, that person or entity may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

Failure to comply with health and data protection laws and regulations could lead to government enforcement actions (which could include civil or criminal penalties), private litigation, and/or adverse publicity and could negatively affect its operating results and business.

Gemini and any potential collaborators may be subject to federal, state, and foreign data protection laws and regulations (i.e., laws and regulations that address privacy and data security). In the United States, numerous federal and state laws and regulations, including federal health information privacy laws, state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act and California Consumer Privacy Act of 2018, or CCPA), that govern the collection, use, disclosure and protection of health-related and other personal information could apply to its operations or the operations of its collaborators. The state of California, for example, recently adopted the CCPA, which will come into effect beginning in January 2020. The CCPA has been characterized as the first “GDPR-like” privacy statute to be enacted in the United States because it mirrors a number of the key provisions of the European Union General Data Protection Regulation, or EU GDPR. The CCPA establishes a new privacy framework for covered businesses by creating an expanded definition of personal information, establishing new data privacy rights for consumers in the State of California, imposing special rules on the collection of consumer data from minors, and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. In addition, Gemini may obtain health information from third parties (including research institutions from which Gemini obtains clinical trial data) that are subject to privacy and security requirements under HIPAA, as amended by HITECH. Depending on the facts and circumstances, Gemini could be subject to civil, criminal, and administrative penalties if Gemini knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.

Compliance with U.S. and international data protection laws and regulations, including the EU GDPR and other EU data protection laws, could require us to take on more onerous obligations in its contracts, restrict its ability to collect, use and disclose data, or in some cases, impact its ability to operate in certain jurisdictions. Failure to comply with these laws and regulations could result in government enforcement actions (which could include civil, criminal and administrative penalties), private litigation, and/or adverse publicity and could negatively affect its operating results and business. Moreover, clinical trial subjects, employees and other individuals about whom Gemini or its potential collaborators obtain personal information, as well as the providers who share this information with us, may limit its ability to collect, use and disclose the information. Claims that Gemini has violated individuals’ privacy rights, failed to comply with data protection laws, or breached its contractual obligations, even if Gemini is not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm its business.

Clinical development is uncertain and Gemini’s clinical trials for GEM103 and any other product candidates may experience delays, which would adversely affect its ability to obtain regulatory approvals or commercialize these programs on a timely basis or at all, which would have an adverse effect on its business.

Gemini cannot be sure that Gemini will be able to submit INDs or similar applications for its preclinical programs on the timelines Gemini expects, if at all. To proceed with its development plans and ultimately commercialization, Gemini may need to conduct and meet regulatory requirements for preclinical and clinical studies. For therapeutic applications, the FDA may require additional extensive preclinical and other studies. Gemini cannot be certain of the timely completion or outcomes of its preclinical testing and studies and cannot predict if the FDA or other regulatory authorities will accept its proposed clinical programs or if the outcomes of its preclinical testing and studies will ultimately support the further development of its programs. As a result, there is no assurance that Gemini will be able to submit INDs or similar applications on the timelines Gemini expects, if at all, and Gemini cannot be sure that submission of an IND or similar applications will result in the FDA or other regulatory authorities allowing a clinical trial design to begin. For example, Gemini plans to use its IND for GEM103 in dry AMD to run a trial of GEM103 in wet AMD, however, Gemini has not yet met with the FDA to discuss such plans, and the FDA may reject such plans.

Even if Gemini is able to obtain regulatory approvals for its product candidates, if they exhibit harmful side effects after approval, its regulatory approvals could be revoked or otherwise negatively impacted, and Gemini could be subject to costly and damaging product liability claims.

Clinical trials are conducted in representative samples of the potential patient population which may has significant variability. Even if Gemini receives regulatory approval for GEM103 or any of its other product candidates, Gemini will have tested them in only a small number of patients during its clinical trials. Clinical trials are by design based on a limited number of subjects and of limited duration for exposure to the product used to determine whether, on a potentially statistically significant basis, the planned safety and efficacy of any product candidate can be achieved. As with the results of any statistical sampling, Gemini cannot be sure that all side effects of its product candidates may be uncovered, and it may be the case that only with a significantly larger number of patients exposed to the product candidate for a longer duration, may a more complete safety profile be identified. Further, even larger clinical trials may not identify rare serious adverse effects or the duration of such studies may not be sufficient to identify when those events may occur. If its applications for marketing are approved and more patients begin to use its product, new risks and side effects associated with its products may be discovered. There have been other products that have been approved by the regulatory authorities but for which safety concerns has been uncovered following approval. Such safety concerns have led to labelling changes or withdrawal of products from the market, and any of its product candidates may be subject to similar risks. Additionally, Gemini may be required to conduct additional nonclinical and clinical trials, require additional warnings on the label of its products, reformulate its product or make changes, create a medication guide outlining the risks of such side effects for distribution to patients and obtain new approvals for its and its suppliers’ manufacturing facilities for GEM103 and any other product candidates. Gemini might have to withdraw or recall its products from the marketplace. Gemini may also experience a significant drop in the potential sales of its products if and when regulatory approvals for such products are obtained, experience harm to its reputation in the marketplace or become subject to lawsuits, including class actions. Any of these results could decrease or prevent any sales of its approved products or substantially increase the costs and expenses of commercializing and marketing its products.

Even if its product candidates receive regulatory approval, they will remain subject to extensive regulatory scrutiny and may still face future development and regulatory difficulties.

Even if Gemini obtains regulatory approval for a product candidate, regulatory authorities may still impose significant restrictions on its product candidates, including their indicated uses or marketing, or impose ongoing requirements for potentially costly post-approval studies. Further, even if Gemini obtains regulatory approval for a product candidate, it would be subject to ongoing requirements by the governing the manufacture, quality control, further development, labeling, packaging, storage, distribution, safety surveillance, import, export, advertising, promotion, recordkeeping and reporting of safety and other post-market information.

The FDA and applicable foreign regulatory authorities will continue to closely monitor the safety profile of any product even after approval. If the FDA or applicable foreign regulatory authorities become aware of new safety information after approval of its product candidates, they may require labeling changes or establishment of a REMS or similar strategy, impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance.

In addition, manufacturers of drug and biologic products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with current good manufacturing practice, or cGMP, regulations and standards. If Gemini or a regulatory agency discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. If Gemini, its product candidates or the manufacturing facilities for its product candidates fail to comply with applicable regulatory requirements, or undesirable side effects caused by such products are identified, a regulatory agency may:

●	issue safety alerts, Dear Healthcare Provider letters, press releases or other communications containing warnings about such product;

●	mandate modifications to promotional materials or require us to provide corrective information to healthcare practitioners;

●	require that Gemini conduct post-marketing studies;

●	require us to enter into a consent decree, which can include imposition of various fines, reimbursements for inspection costs, required due dates for specific actions and penalties for noncompliance;

●	seek an injunction or impose civil or criminal penalties or monetary fines;

●	suspend marketing of, withdraw regulatory approval of or recall such product;

●	suspend any ongoing clinical studies;

●	refuse to approve pending applications or supplements to applications filed by us;

●	suspend or impose restrictions on operations, including costly new manufacturing requirements; or

●	seize or detain products, refuse to permit the import or export of products or require us to initiate a product recall.

The occurrence of any event or penalty described above may inhibit its ability to commercialize its products and generate revenue.

Advertising and promotion of any product candidate that obtains approval in the United States will be heavily scrutinized by the FDA, the Department of Justice, the Department of Health and Human Services’ Office of Inspector General, state attorneys general, members of Congress and the public. Violations, including promotion of its products for unapproved (or off-label) uses, are subject to enforcement letters, inquiries and investigations, and civil and criminal sanctions by the government. Additionally, applicable foreign regulatory authorities will heavily scrutinize advertising and promotion of any product candidate that obtains approval outside of the United States.

In the United States, engaging in the impermissible promotion of its products for off-label uses can also subject us to false claims litigation under federal and state statutes, which can lead to civil and criminal penalties and fines and agreements that materially restrict the manner in which a company promotes or distributes drug and biologic products. These false claims statutes include the federal False Claims Act, which allows any individual to bring a lawsuit against a pharmaceutical company on behalf of the federal government alleging submission of false or fraudulent claims, or causing to present such false or fraudulent claims, for payment by a federal program such as Medicare or Medicaid. If the government prevails in the lawsuit, the individual will share in any fines or settlement funds. Since 2004, these federal False Claims Act lawsuits against pharmaceutical companies has increased significantly in volume and breadth, leading to several substantial civil and criminal settlements regarding certain sales practices promoting off-label product uses involving fines in excess of $1 billion. This growth in litigation has increased the risk that a pharmaceutical company will have to defend a false claim action, pay settlement fines or restitution, agree to comply with burdensome reporting and compliance obligations and be excluded from Medicare, Medicaid and other federal and state healthcare programs. If Gemini does not lawfully promote its approved products, Gemini may become subject to such litigation and, if Gemini does not successfully defend against such actions, those actions may have a material adverse effect on its business, financial condition and results of operations.

The FDA’s policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of its product candidates. If Gemini is slow or unable to adapt to changes in existing requirements or adopt new requirements or policies, or if Gemini is not able to maintain regulatory compliance, Gemini may lose any marketing approval that Gemini may have obtained, which would adversely affect its business, prospects and ability to achieve or sustain profitability.

Healthcare insurance coverage and reimbursement may be limited or unavailable for its product candidates, if approved, which could make it difficult for us to sell its product candidates profitably.

The success of its product candidates, if approved, depends on the availability of coverage and adequate reimbursement from third-party payors including governmental healthcare programs, such as Medicare and Medicaid, commercial payors, and health maintenance organizations. Gemini cannot be sure that coverage and reimbursement will be available for, or accurately estimate the potential revenue from, its product candidates or assure that coverage and reimbursement will be available for any product that Gemini may develop.

Patients who are provided medical treatment for their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Coverage and adequate reimbursement from third-party payors is critical to new product acceptance.

Third-party payors decide which products and treatments they will cover and the amount of reimbursement. Coverage and reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that use of a product is:

●	a covered benefit under its health plan;

●	safe, effective and medically necessary;

●	appropriate for the specific patient;

●	cost-effective; and

●	neither experimental nor investigational.

In the United States, no uniform policy of coverage and reimbursement for products exists among third-party payors. As a result, obtaining coverage and reimbursement approval of a product from a third-party payor is a time consuming and costly process that could require us to provide to each payor supporting scientific, clinical and cost effectiveness data for the use of its products on a payor-by-payor basis, with no assurance that coverage and adequate reimbursement will be obtained. There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. In the United States, the principal decisions about reimbursement for new medicines are typically made by CMS, an agency within HHS, as CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare. Private third-party payors tend to follow Medicare coverage and reimbursement limitations to a substantial degree, but also has their own methods and approval process apart from Medicare determinations. Even if Gemini obtains coverage for a given product, the resulting reimbursement payment rates might not be adequate for us to achieve or sustain profitability or may require co-payments that patients find unacceptably high.

Its failure to obtain regulatory approval in international jurisdictions would prevent Gemini from marketing its product candidates outside the United States.

Even if its products are approved for marketing in the United States, in order to market and sell its products in other jurisdictions, Gemini must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, Gemini must secure product reimbursement approvals before regulatory authorities will approve the product for sale in that country. Obtaining applicable foreign regulatory authorities and compliance with applicable foreign regulatory requirements could result in significant delays, difficulties and costs for it and could delay or prevent the introduction of its products in certain countries. Further, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries and regulatory approval in one country does not ensure approval in any other country, while a failure or delay in obtaining regulatory approval in one country may has a negative effect on the regulatory approval process in others.

Also, regulatory approval for its product candidates may be withdrawn if Gemini fails to comply with regulatory requirements, if problems occur after the product candidate reaches the market or for other reasons. If Gemini fails to comply with the regulatory requirements in international markets and fail to receive applicable marketing approvals, its target market will be reduced and its ability to realize the full market potential of its product candidates will be harmed and its business will be adversely affected. Gemini may not obtain applicable foreign regulatory approvals on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions. Approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. If Gemini fails to obtain approval of its product candidates by applicable foreign regulatory authorities, Gemini will be unable to commercialize its product in that country, and the commercial prospects of that product candidate and its business prospects could decline.

Gemini is subject to U.S. and certain foreign export and import controls, sanctions, embargoes, anti-corruption laws, and anti-money laundering laws and regulations. Compliance with these legal standards could impair its ability to compete in domestic and international markets. Gemini can face criminal liability and other serious consequences for violations, which can harm its business.

Gemini is subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls, the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, and other state and national anti-bribery and anti-money laundering laws in the countries in which Gemini conducts activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, contractors, and other collaborators from authorizing, promising, offering, or providing, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector. Gemini may engage third parties to sell its products sell its products outside the United States, to conduct clinical trials, and/or to obtain necessary permits, licenses, patent registrations, and other regulatory approvals. Gemini has direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. Gemini can be held liable for the corrupt or other illegal activities of its employees, agents, contractors, and other collaborators, even if Gemini does not explicitly authorize or has actual knowledge of such activities. Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences.

Changes in funding for the FDA, the SEC and other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new or existing product candidates from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal functions on which the operation of its business may rely, which could negatively impact its business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency has fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which its operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect its business. For example, over the last several years, including beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, has had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process its regulatory submissions, which could have a material adverse effect on its business. Further, upon completion of the Business Combination and in its operations as a public company, future government shutdowns could impact its ability to access the public markets and obtain necessary capital in order to properly capitalize and continue its operations.

Separately, in response to the global COVID-19 pandemic, on March 10, 2020 the FDA announced its intention to postpone most foreign inspections of manufacturing facilities and products, and subsequently, on March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities. On July 10, 2020, FDA announced its intention to resume certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA intends to use this risk-based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission critical inspections to resumption of all regulatory activities. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process its regulatory submissions, which could has a material adverse effect on its business. For example, as of June 23, 2020, the FDA noted it is continuing to ensure timely reviews of applications for medical products during the COVID-19 pandemic in line with its user fee performance goals; however, FDA may not be able to continue its current pace and review timelines could be extended.

If the FDA becomes unable to continue its current level of performance, Gemini could experience delays and setbacks for its product candidates and for any approvals Gemini may seek which could adversely affect its business.

GEM103 and other product candidates for which Gemini intends to seek approval as biologic products may face competition sooner than anticipated.

GEM103 is a biological product candidate. Gemini believes that any of its product candidates approved in the United States as a biological product under a Biologics License Application, or BLA, should qualify for the 12-year period of regulatory exclusivity. The enactment of the Biologics Price Competition and Innovation Act of 2009, or BPCIA, as part of the Affordable Care Act, created an abbreviated pathway for the approval of biosimilar and interchangeable biological products. The abbreviated regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an existing brand product. Under the BPCIA, an application for a biosimilar product cannot be approved by the FDA until 12 years after the original branded product was approved under a BLA. Certain changes, however, and supplements to an approved BLA, and subsequent applications filed by the same sponsor, manufacturer, licensor, predecessor in interest, or other related entity do not qualify for the 12-year exclusivity period. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty. While it is uncertain when such processes intended to implement the BPCIA may be fully adopted by the FDA, any such processes could have a material adverse effect on the future commercial prospects for its biological products.

However, there is also a risk that this exclusivity could be changed in the future. For example, this exclusivity could be shortened due to congressional action or through other actions, including future proposed budgets, international trade agreements and other arrangements or proposals. The extent to which a biosimilar, once approved, will be substituted for any one of its reference products in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing. It is also possible that payers will give reimbursement preference to biosimilars over reference biologics, even absent a determination of interchangeability.

To the extent that Gemini does not receive any anticipated periods of regulatory exclusivity for GEM103 and other product candidates or the FDA or foreign regulatory authorities approve any biosimilar, interchangeable, or other competing products to GEM103 and other product candidates, it could has a material adverse effect on its business, financial condition, results of operations, stock price and prospects.

Risks Related to Intellectual Property

Gemini’s success depends upon its ability to obtain and maintain intellectual property protection for its products and technologies. It is difficult and costly to protect its proprietary rights and technology, and Gemini may not be able to ensure their protection.

Gemini’s commercial success depends in part on its ability to obtain and maintain patent protection and trade secret protection for GEM103 and its other product candidates, proprietary patient screening technologies and their uses as well as Gemini’s ability to operate without infringing upon the proprietary rights of others. Gemini generally seeks to protect its proprietary position by filing patent applications in the United States and abroad related to its product candidates, proprietary technologies and their uses that are important to Gemini’s business. Gemini also seeks to protect its proprietary position by acquiring or in-licensing relevant issued patents or pending applications from third parties. Finally, Gemini maintains its non-patented, but proprietary technologies, as company trade secrets.

Pending patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless, and until, patents issue from such applications, and then only to the extent the issued claims cover the technology. There can be no assurance that Gemini’s patent applications or the patent applications of Gemini’s licensors will result in patents being issued or that issued patents will afford sufficient protection against competitors with similar technology, nor can there be any assurance that the patents issued will not be infringed, designed around or invalidated by third parties.

Even issued patents may later be found invalid or unenforceable or may be modified or revoked in proceedings instituted by third parties before various patent offices or in courts. The degree of future protection for Gemini and Gemini licensors’ proprietary rights is uncertain. Only limited protection may be available and may not adequately protect Gemini’s rights or permit it to gain or keep any competitive advantage. These uncertainties and/or limitations in Gemini’s ability to properly protect the intellectual property rights relating to its product candidates could have a material adverse effect on Gemini’s financial condition and results of operations.

Gemini currently does not have any company-owned or in-licensed patents covering GEM103. Although Gemini is pursuing pending patent applications on GEM103, these applications may not issue as patents and as a result Gemini may not be able to prevent biosimilars to GEM103 from entering the market when the market exclusivity period has expired. Gemini cannot be certain that the claims in U.S. pending patent applications, corresponding international patent applications and patent applications in certain foreign territories, or those of our licensors, will be considered patentable by the United States Patent and Trademark Office (USPTO), courts in the United States or by the patent offices and courts in foreign countries, nor can Gemini be certain that the claims in its issued patent or its licensor’s issued patents will not be found invalid or unenforceable if challenged.

The patent application process is subject to numerous risks and uncertainties, and there can be no assurance that Gemini or any of our potential future collaborators will be successful in protecting its product candidates by obtaining and defending patents. These risks and uncertainties include the following:

●	the USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions during the patent process, the noncompliance with which can result in abandonment or lapse of a patent or patent application, and partial or complete loss of patent rights in the relevant jurisdiction;

●	patent applications may not result in any patents being issued;

●	patents may be challenged, invalidated, modified, revoked, circumvented, found to be unenforceable or otherwise may not provide any competitive advantage;

●	Gemini’s competitors, many of whom have substantially greater resources than Gemini does and many of whom have made significant investments in competing technologies, may seek or may have already obtained patents that will limit, interfere with or eliminate Gemini’s ability to make, use and sell its potential product candidates;

●	there may be significant pressure on the U.S. government and international governmental bodies to limit the scope of patent protection both inside and outside the United States for disease treatments that prove successful, as a matter of public policy regarding worldwide health concerns; and

●	countries other than the United States may have patent laws less favorable to patentees than those upheld by U.S. courts, allowing foreign competitors a better opportunity to create, develop and market competing product candidates.

The patent prosecution process is also expensive and time-consuming, and Gemini or its licensors may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner or in all jurisdictions where protection may be commercially advantageous. It is also possible that Gemini or its licensors will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection.

In addition, although Gemini enters into non-disclosure and confidentiality agreements with parties who have access to patentable aspects of our research and development output, such as our employees, outside scientific collaborators, CROs, third-party manufacturers, consultants, advisors and other third parties, any of these parties may breach such agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek patent protection.

Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our intellectual property may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

Gemini may be unable to obtain intellectual property rights or technology necessary to develop and commercialize its product candidates.

Several third parties are actively researching and seeking and obtaining patent protection in the AMD field, and there are issued third-party patents and published third-party patent applications in these fields. Although no third party has asserted a claim of patent infringement against us as of the date of this annual report, a third party may hold proprietary rights that could prevent Gemini’s product candidates from being marketed. For example, Gemini is aware of an issued European patent expiring in 2026 that claims an isolated CFH polypeptide which could be alleged to cover GEM103. While Gemini believes that the expiration date of this patent will be prior to European launch of GEM103, there is a possibility that commercial manufacturing or product launch in Europe would predate the patent expiration. If commercial manufacturing or product launch in Europe predates the patent expiration, and in the event that this patent is successfully asserted against us, such litigation may negatively impact our ability to commercialize GEM103 in France, Germany, Ireland, Liechtenstein, the Netherlands, Switzerland or the United Kingdom. Gemini may not be aware of all third-party intellectual property rights potentially relating to its product candidates and technologies.

Depending on what patent claims ultimately issue and how courts construe the issued patent claims, as well as depending on the ultimate formulation and method of use of its product candidates, Gemini may need to obtain a license under such patents. There can be no assurance that such licenses will be available on commercially reasonable terms, or at all. If a third party does not offer us a necessary license or offers a license only on terms that are unattractive or unacceptable to us, Gemini might be unable to develop and commercialize one or more of its product candidates, which would have a material adverse effect on its business, financial condition and results of operations. Moreover, even if Gemini obtains licenses to such intellectual property, but subsequently fail to meet its obligations under its license agreements, or such license agreements are terminated for any other reasons, Gemini may lose its rights to in-licensed technologies.

The licensing or acquisition of third-party intellectual property rights is a competitive area, and several more established companies may pursue strategies to license or acquire third-party intellectual property rights that Gemini may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. Gemini also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on its investment, or at all. If Gemini is unable to successfully obtain rights to required third-party intellectual property rights or maintain the existing intellectual property rights Gemini has, Gemini may have to abandon development of the relevant program or product candidate, which could have a material adverse effect on its business, financial condition, results of operations and prospects.

If Gemini fails to comply with its obligations under any license, collaboration or other agreements, including the license agreement with Sanquin Blood Supply Foundation related to anti-CFH agonistic antibodies, it may be required to pay damages and could lose intellectual property rights that are necessary for developing and protecting its product candidates.

Gemini is dependent on patents, know-how and proprietary technology in-licensed from Sanquin Blood Supply Foundation. Its commercial success depends upon its ability to develop, manufacture, market and sell its product candidates and use its and its licensor’s proprietary technologies without infringing the proprietary rights of third parties. Sanquin Blood Supply Foundation may have the right to terminate the license agreement in full in the event Gemini materially breach or default in the performance of any of the obligations under the license agreement. A termination of the license agreement with Sanquin Blood Supply Foundation could result in the loss of significant rights and could harm its ability to commercialize its product candidates.

Disputes may also arise between Gemini and Sanquin Blood Supply Foundation, as well as any future potential licensors, regarding intellectual property subject to a license agreement, including:

●	the scope of rights granted under the license agreement and other interpretation-related issues;

●	whether and the extent to which its technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;

●	its right to sublicense patent and other rights to third parties under collaborative development relationships;

●	its diligence obligations with respect to the use of the licensed technology in relation to its development and commercialization of its product candidates and what activities satisfy those diligence obligations;

●	the inventorship and ownership of inventions and know-how resulting from the joint creation or use of intellectual property by its licensors and us and its partners; and

●	the priority of invention of patented technology.

If disputes over intellectual property that Gemini has licensed prevent or impair its ability to maintain its current licensing arrangements on acceptable terms, Gemini may be unable to successfully develop and commercialize the affected product candidates.

In addition, the Research Collaboration and License Agreement under which Gemini currently licenses intellectual property is complex, and certain provisions may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what Gemini believes to be the scope of its rights to the relevant intellectual property, or increase what Gemini believes to be its financial or other obligations under the Research Collaboration and License Agreement, either of which could has a material adverse effect on its business, financial condition, results of operations, and prospects. Moreover, if disputes over intellectual property that Gemini has licensed prevent or impair its ability to maintain its current licensing arrangement on commercially acceptable terms, Gemini may be unable to successfully develop and commercialize the affected product candidates, which could have a material adverse effect on its business, financial conditions, results of operations, and prospects.

Gemini is generally also subject to all of the same risks with respect to protection of intellectual property that Gemini licenses, as Gemini is for intellectual property that Gemini owns, which are described below. If Gemini or its licensors fail to adequately protect this intellectual property, its ability to commercialize products could suffer.

Patent terms may be inadequate to protect its competitive position on its product candidates for an adequate amount of time.

Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering its product candidates are obtained, once the patent life has expired, Gemini may be open to competition from competitive products. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting its product candidates might expire before or shortly after Gemini or its partners commercialize those candidates. As a result, its owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to its products.

Gemini may not be able to protect its intellectual property rights throughout the world.

The legal protection afforded to inventors and owners of intellectual property in countries outside of the United States may not be as protective or effective as that in the United States and Gemini may, therefore, be unable to acquire and enforce intellectual property rights outside the United States to the same extent as in the United States. Whether filed in the United States or abroad, its patent applications may be challenged or may fail to result in issued patents.

Currently, Gemini does not own or have in-licensed issued patents covering GEM103. Any future patents Gemini obtains may not be sufficiently broad to prevent others from practicing its technologies or from developing or commercializing competing products. Furthermore, others may independently develop or commercialize similar or alternative technologies or drugs, or design around its patents. Its patents may be challenged, invalidated, circumvented or narrowed, or fail to provide us with any competitive advantages. In many foreign countries, patent applications and/or issued patents, or parts thereof, must be translated into the native language. If its patent applications or issued patents are translated incorrectly, they may not adequately cover its technologies; in some countries, it may not be possible to rectify an incorrect translation, which may result in patent protection that does not adequately cover its technologies in those countries.

Filing, prosecuting, enforcing and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and its intellectual property rights in some countries outside the United States are less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and certain state laws in the United States. Consequently, Gemini and its licensor may not be able to prevent third parties from practicing its and its licensor’s inventions in all countries outside the United States, or from selling or importing products made using its and its licensor’s inventions in and into the United States or other jurisdictions. Competitors may use its and its licensor’s technologies in jurisdictions where Gemini has not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where Gemini and its licensor have patent protection, but enforcement is not as strong as that in the United States. These products may compete with its product candidates its and its licensor’s patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, particularly those relating to biotechnology. This could make it difficult for us and Gemini’s licensor to stop the infringement of its and its licensor’s patents or the marketing of competing products in violation of Gemini’s and its licensor’s proprietary rights, generally. Proceedings to enforce Gemini’s and its licensor’s patent rights in foreign jurisdictions could result in substantial costs and divert its and its licensor’s efforts and attention from other aspects of its business, could put Gemini’s and its licensor’s patents at risk of being invalidated or interpreted narrowly, could place Gemini’s and its licensor’s patent applications at risk of not issuing and could provoke third parties to assert claims against Gemini’s or its licensor. Gemini or its licensor may not prevail in any lawsuits that Gemini or its licensor initiates and the damages or other remedies awarded, if any, may not be commercially meaningful.

The requirements for patentability differ in certain countries, particularly developing countries. For example, China has a heightened requirement for patentability and, specifically, requires a detailed description of medical uses of a claimed drug. In addition, India, certain countries in Europe and certain developing countries, including Thailand, have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In those countries, Gemini and its licensor may have limited remedies if patents are infringed or if Gemini or its licensor are compelled to grant a license to a third party, which could materially diminish the value of those patents. This could limit its potential revenue opportunities. In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of such patent. Accordingly, Gemini and its licensor’s efforts to enforce intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that Gemini owns or licenses.

Obtaining and maintaining its patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and Gemini’s patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance and annuity fees on issued United States patents and most foreign patent applications and patents must be paid to the U.S. Patent and Trademark Office, or USPTO, and foreign patent agencies, respectively, in order to maintain such patents and patent applications. The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application, examination and issuance processes. While an inadvertent lapse can, in some cases, be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If Gemini or its licensor fails to maintain the patents and patent applications covering its product candidates, its competitors might be able to enter the market with similar or identical products or technology, which would have a material adverse effect on its business, financial condition and results of operations.

Gemini may become involved in lawsuits or other proceedings to protect or enforce its intellectual property, which could be expensive, time-consuming and unsuccessful and have a material adverse effect on the success of its business.

Third parties may infringe Gemini’s or its licensor’s patents or misappropriate or otherwise violate its or its licensor’s intellectual property rights. In the future, Gemini or its licensor may initiate legal proceedings to enforce or defend Gemini’s or its licensor’s intellectual property rights, to protect its or its licensor’s trade secrets or to determine the validity or scope of intellectual property rights Gemini owns or controls. Also, third parties may initiate legal proceedings against Gemini or its licensor to challenge the validity or scope of intellectual property rights Gemini owns, controls or to which Gemini has rights. For example, generic or biosimilar drug manufacturers or other competitors or third parties may challenge the scope, validity or enforceability of Gemini’s or its licensor’s patents, requiring Gemini or its licensor to engage in complex, lengthy and costly litigation or other proceedings. These proceedings can be expensive and time-consuming and many of its or its licensor’s adversaries in these proceedings may have the ability to dedicate substantially greater resources to prosecuting these legal actions than Gemini can. Moreover, the outcome following legal assertions of invalidity and unenforceability is unpredictable. Accordingly, despite Gemini’s or its licensor’s efforts, Gemini or its licensor may not be able to prevent third parties from infringing upon or misappropriating intellectual property rights Gemini owns, controls or has rights to, particularly in countries where the laws may not protect those rights as fully as in the United States. Litigation could result in substantial costs and diversion of management resources, which could harm its business and financial results. In addition, if Gemini or its licensor initiated legal proceedings against a third party to enforce a patent covering a product candidate, the defendant could counterclaim that such patent is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. In an infringement or declaratory judgment proceeding, a court may decide that a patent owned by or licensed to us is invalid or unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that Gemini’s or its licensor’s patents do not cover the technology in question. An adverse result in any litigation proceeding could put one or more of Gemini’s or its licensor’s patents at risk of being invalidated, narrowed, held unenforceable or interpreted in such a manner that would not preclude third parties from entering the market with competing products.

Third-party pre-issuance submission of prior art to the USPTO, or opposition, derivation, revocation reexamination, or inter partes review, or other pre-issuance or post-grant proceedings or other patent office proceedings or litigation in the United States or other jurisdictions provoked by third parties or brought by Gemini or its licensor, may be necessary to determine the inventorship, priority, patentability or validity of inventions with respect to Gemini’s or its licensor’s patents or patent applications. An unfavorable outcome could leave its technology or product candidates without patent protection, allow third parties to commercialize its technology or product candidates and compete directly with us, without payment to us, or could require Gemini or its licensor to obtain license rights from the prevailing party in order to be able to manufacture or commercialize its product candidates without infringing third-party patent rights. Its business could be harmed if the prevailing party does not offer Gemini or its licensor a license on commercially reasonable terms, or at all. Even if Gemini or its licensor obtains a license, it may be non-exclusive, thereby giving its competitors access to the same technologies licensed to Gemini or its licensor. In addition, if the breadth or strength of protection provided by Gemini’s or its licensor’s patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize product candidates. Even if Gemini successfully defends such litigation or proceeding, Gemini may incur substantial costs and it may distract its management and other employees. In addition, the uncertainties associated with litigation could have a material adverse effect on its ability to raise the funds necessary to continue its clinical trials, continue its research programs, license necessary technology from third parties, or enter into collaborations.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of its confidential information could be compromised by disclosure during this type of litigation. In addition, many foreign jurisdictions have rules of discovery that are different than those in the United States and which may make defending or enforcing its or its licensor’s patents extremely difficult. There could also be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of shares of our Common Stock.

Third parties may initiate legal proceedings against Gemini alleging that Gemini infringes their intellectual property rights or Gemini may initiate legal proceedings against third parties to challenge the validity or scope of intellectual property rights controlled by third parties, the outcome of which would be uncertain and could have a material adverse effect on the success of its business.

Gemini’s commercial success depends upon its ability to develop, manufacture, market and sell any product candidates that Gemini may develop and use its proprietary technologies without infringing, misappropriating or otherwise violating the intellectual property and proprietary rights of third parties. The biotechnology and pharmaceutical industries are characterized by extensive litigation regarding patents and other intellectual property rights. Third parties may initiate legal proceedings against Gemini or its licensor alleging that Gemini or its licensor infringes their intellectual property rights or Gemini or its licensor may initiate legal proceedings against third parties to challenge the validity or scope of intellectual property rights controlled by third parties, including in oppositions, revocations, reexaminations, inter partes review or derivation proceedings before the USPTO or its counterparts in other jurisdictions. These proceedings can be expensive and time-consuming and many of its or its licensor’s adversaries in these proceedings may have the ability to dedicate substantially greater resources to prosecuting these legal actions than Gemini or its licensor can.

An unfavorable outcome in any such proceeding could require Gemini or its licensor to cease using the related technology or developing or commercializing its product candidates, or to attempt to license rights to it from the prevailing party, which may not be available on commercially reasonable terms, or at all.

Gemini could be found liable for monetary damages, including treble damages and attorneys’ fees, if Gemini is found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing its product candidates or force us to cease some of its business operations, which could materially harm its business.

Gemini performs searches of patent and scientific databases in order to identify documents that may be of potential relevance to the freedom-to-operate and/or patentability of its product candidates. In general, such searches are conducted based on keywords, sequences, inventors/authors and assignees/entities to capture U.S. and European patents and patent applications, PCT publications and scientific journal articles.

The patent landscape around its GEM103 product candidate is complex, and Gemini may not be aware of all third-party intellectual property rights potentially relating to its product candidates and technologies. Although no third party has asserted a claim of patent infringement against us as of the date of this annual report, a third party may hold proprietary rights that could prevent Gemini’s product candidates from being marketed. For example, Gemini is aware of an issued European patent expiring in 2026 that claims an isolated CFH polypeptide which could be alleged to cover GEM103. While Gemini believes that the expiration date of this patent will be prior to European launch of GEM103, there is a possibility that commercial manufacturing or product launch in Europe would predate the patent expiration. If commercial manufacturing or product launch in Europe predates the patent expiration, and in the event that this patent is successfully asserted against us, such litigation may negatively impact our ability to commercialize GEM103 in France, Germany, Ireland, Liechtenstein, the Netherlands, Switzerland or the United Kingdom. Moreover, it is possible that Gemini is or may become aware of patents or pending patent applications that Gemini thinks do not relate to its product candidates or that Gemini believes are invalid or unenforceable, but that may nevertheless be interpreted to encompass its product candidates and to be valid and enforceable. As to pending third-party applications, Gemini cannot predict with any certainty which claims will issue, if any, or the scope of such issued claims. If any third party intellectual property claims are asserted against us, even if Gemini believes the claims are without merit, there is no assurance that a court would find in its favor, e.g., on questions of infringement, validity, enforceability or priority. A court of competent jurisdiction could hold that these third-party patents are valid, enforceable and infringed, which could materially and adversely affect Gemini’s ability and the ability of its licensor to commercialize any product candidates Gemini may develop and any other product candidates or technologies covered by the asserted third-party patents. In order to successfully challenge the validity of any such U.S. patent in federal court, Gemini would need to overcome a presumption of validity. As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of any such U.S. patent claim, there is no assurance that a court of competent jurisdiction would invalidate the claims of any such U.S. patent. If any such third-party patents (including those that may issue from such applications) were successfully asserted against Gemini or its licensor or other commercialization partners and Gemini were unable to successfully challenge the validity or enforceability of any such asserted patents, then Gemini or its licensor and other commercialization partners may be prevented from commercializing its product candidates, or may be required to pay significant damages, including treble damages and attorneys’ fees if Gemini is found to willfully infringe the asserted patents, or obtain a license to such patents, which may not be available on commercially reasonable terms, or at all. Even if Gemini were able to obtain a license, it could be non-exclusive, thereby giving its competitors and other third parties access to the same technologies licensed to us, and it could require us to make substantial licensing and royalty payments. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from its business. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation or administrative proceedings, there is a risk that some of its confidential information could be compromised by disclosure. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on its ability to raise additional funds or otherwise have a material adverse effect on its business, results of operations, financial condition and prospects. Any of the foregoing would have a material adverse effect on Gemini’s business, financial condition and operating results.

Gemini may be subject to claims by third parties asserting that its employees or Gemini has misappropriated a third party’s intellectual property, or claiming ownership of what Gemini regards as its own intellectual property.

Many of Gemini’s employees, including its senior management, were previously employed at other biotechnology or pharmaceutical companies, including its competitors or potential competitors. Some of these employees executed proprietary rights, non-disclosure and non-competition agreements in connection with such previous employment. Gemini may be subject to claims that Gemini or these employees have used or disclosed confidential information or intellectual property, including trade secrets or other proprietary information, of any such employee’s former employer, or that third parties have an interest in its patents as an inventor or co-inventor. Litigation may be necessary to defend against these claims. If Gemini fails in prosecuting or defending any such claims, in addition to paying monetary damages, Gemini may lose valuable intellectual property rights or personnel or sustain other damages. Such intellectual property rights could be awarded to a third party, and Gemini could be required to obtain a license from such third party to commercialize its technology or products. Such a license may not be available on commercially reasonable terms, or at all. Even if Gemini successfully prosecutes or defends against such claims, litigation could result in substantial costs and distract management.

In addition, while it is Gemini’s policy to require its employees and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, Gemini may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops intellectual property that Gemini regards as its own. The assignment of intellectual property rights may not be self-executing, or the assignment agreements may be breached, and Gemini may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what Gemini regards as its intellectual property. Such claims could have a material adverse effect on its business, financial condition, results of operations and prospects.

Gemini’s inability to protect its confidential information and trade secrets would harm its business and competitive position.

In addition to seeking patents for some of its technology and products, in its activities Gemini also relies substantially on trade secrets, including unpatented know-how, technology and other proprietary materials and information, to maintain its competitive position. Gemini seeks to protect these trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as its employees, corporate collaborators, outside scientific collaborators, contract manufacturers, consultants, advisors and other third parties. Gemini also enters into confidentiality and invention or patent assignment agreements with its employees and consultants. However, these steps may be inadequate, Gemini may fail to enter into agreements with all such parties or any of these parties may breach the agreements and disclose its proprietary information, and there may be no adequate remedy available for such breach of an agreement. Gemini cannot assure you that its proprietary information will not be disclosed or that Gemini can meaningfully protect its trade secrets. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts both within and outside the United States may be less willing, or unwilling, to protect trade secrets. If a competitor lawfully obtained or independently developed any of its trade secrets, Gemini would have no right to prevent such competitor from using that technology or information to compete with us, which could harm its competitive position.

Intellectual property rights do not necessarily address all potential threats.

The degree of future protection afforded by its intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect Gemini’s business or permit Gemini to maintain our competitive advantage. For example:

●	others may be able to make products that are similar to any product candidates Gemini may develop or utilize similar technology but that are not covered by the claims of the patents that Gemini licenses or may own in the future;

●	Gemini, or its current or future collaborators, might not have been the first to make the inventions covered by the issued patents and pending patent applications that Gemini licenses or may own in the future;

●	Gemini, or its current or future collaborators, might not have been the first to file patent applications covering certain of its or their inventions;

●	others may independently develop similar or alternative technologies or duplicate any of its technologies without infringing its owned or licensed intellectual property rights;

●	it is possible that Gemini’s pending patent applications or those that it may own in the future will not lead to issued patents;

●	issued patents that Gemini holds rights to may be held invalid or unenforceable, including as a result of legal challenges by its competitors;

●	its competitors might conduct research and development activities in countries where Gemini does not have patent rights and then use the information learned from such activities to develop competitive products for sale in its major commercial markets;

●	Gemini may not develop additional proprietary technologies that are patentable;

●	the patents of others may harm its business; and

●	Gemini may choose not to file a patent application in order to maintain certain trade secrets or know-how, and a third party may subsequently file a patent covering such intellectual property.

Should any of these events occur, they could have a material adverse effect on its business, financial condition, results of operations and prospects.

Patents that ultimately issue that cover its product candidates could be found invalid or unenforceable if challenged in court or the USPTO.

If Gemini or its licensing partner initiate legal proceedings against a third party to enforce a patent, if obtained, covering its product candidates, the defendant could counterclaim that the patent covering its product candidates, as applicable, is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace, and there are numerous grounds upon which a third party can assert invalidity or unenforceability of a patent. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. These types of mechanisms include inter partes review, post grant review, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). These types of proceedings could result in revocation or amendment to its patents such that they no longer cover its product candidates. The outcome for any particular patent following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, Gemini cannot be certain that there is no invalidating prior art, of which Gemini, its patent counsel and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, or if Gemini is otherwise unable to adequately protect its rights, Gemini would lose at least part, and perhaps all, of the patent protection on its product candidates. A loss of patent protection for its product candidates could have a material adverse impact on its ability to commercialize or license its technology and product candidates and, resultantly, on its business, financial condition, prospects and results of operations.

Changes in patent law could diminish the value of patents in general, thereby impairing its ability to protect its product candidates.

As is the case with other biotechnology and pharmaceutical companies, Gemini’s success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biotechnology industry involves technological and legal complexity, and obtaining and enforcing biotechnology patents is costly, time-consuming and inherently uncertain. The U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances, weakening the rights of patent owners in certain situations or ruling that certain subject matter is not eligible for patent protection. In addition to increasing uncertainty with regard to its and its licensor’s ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by Congress, the federal courts, the USPTO and equivalent bodies in foreign jurisdictions, the laws and regulations governing patents could change in unpredictable ways that would weaken its and its licensor’s ability to obtain new patents or to enforce existing patents and patents Gemini and its licensor may obtain in the future.

Patent reform laws, such as the Leahy-Smith America Invents Act, or the Leahy-Smith Act, as well as changes in how patent laws are interpreted, could increase the uncertainties and costs surrounding the prosecution of its and its licensor’s patent applications and the enforcement or defense of its or its licensor’s issued patents. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the filing and prosecution strategies associated with patent applications, including a change from a “first-to-invent” to a “first-inventor-to-file” patent system, and may also affect patent prosecution and litigation, such as by allowing third-party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO-administered post-grant proceedings, including post-grant review, inter partes review and derivation proceedings. The USPTO has developed regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act and, in particular, the “first-inventor-to-file” provisions, became effective in 2013. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will has on the operation of its business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of its or its licensor’s patent applications and the enforcement or defense of its or its licensor’s issued patents, all of which could has a material adverse effect on its business, financial condition and results of operations.

Risks Related to Reliance on Third Parties

Gemini will rely on third parties to conduct its clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines or comply with regulatory requirements, Gemini may not be able to obtain regulatory approval of or commercialize any potential product candidates.

Gemini will depend upon third parties, including independent investigators, to conduct its clinical trials under agreements with universities, medical institutions, CROs, strategic partners and others. Gemini expects to have to negotiate budgets and contracts with CROs and trial sites, which may result in delays to its development timelines and increased costs.

Gemini will rely heavily on third parties over the course of its clinical trials, and, as a result, will have limited control over the clinical investigators and limited visibility into their day-to-day activities, including with respect to their compliance with the approved clinical protocol. Nevertheless, its reliance on third parties does not relieve Gemini of its regulatory responsibilities and it will be responsible for ensuring that each of its trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards. Gemini and these third parties are required to comply with good clinical practice, or GCP, requirements, which are regulations and guidelines enforced by the FDA and applicable foreign regulatory authorities for product candidates in clinical development. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, clinical investigators and trial sites. If Gemini or any of these third parties fail to comply with applicable GCP requirements, the clinical data generated in its clinical trials may be deemed unreliable and the FDA or applicable foreign regulatory authorities may require us to suspend or terminate these trials or perform additional nonclinical studies or clinical trials before approving its marketing applications. Gemini cannot be certain that, upon inspection, regulatory authorities will determine that any of its clinical trials comply with the GCP requirements. In addition, its clinical trials must be conducted with products produced under cGMP requirements and may require a large number of patients. Its failure or any failure by these third parties to comply with these applicable regulations or to recruit a sufficient number of patients may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, its business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

The third parties who may conduct its future clinical trials will not be its employees and, except for remedies that may be available to us under its agreements with those third parties, Gemini cannot control whether or not they devote sufficient time and resources to its ongoing nonclinical and clinical programs. These third parties may also have relationships with other commercial entities, including Gemini’s competitors, for whom they may also be conducting clinical trials or other product development activities, which could affect their performance on its behalf. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to its clinical protocols or regulatory requirements or for other reasons, its clinical trials may be extended, delayed or terminated and Gemini may not be able to complete development of, obtain regulatory approval of or successfully commercialize its product candidates in a timely manner or at all. As a result, its financial results and the commercial prospects for its product candidates would be harmed, its costs could increase and its ability to generate revenue could be delayed.

If any of its relationships with these third-party CROs or others terminate, Gemini may not be able to enter into arrangements with alternative CROs or other third parties or to do so on commercially reasonable terms. Switching or adding additional CROs involves additional cost and requires management time and focus. In addition, there is a natural transition period when a new CRO begins work. As a result, delays may occur, which can materially impact its ability to meet its desired clinical development timelines. Though Gemini carefully manages its relationships with its CROs, there can be no assurance that Gemini will not encounter similar challenges or delays in the future or that these delays or challenges will not have a material adverse impact on its business, financial condition and prospects.

If CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines or if the quality or accuracy of the clinical data they obtain is compromised due to the failure (including by clinical sites or investigators) to adhere to its clinical protocols, regulatory requirements or for other reasons, its clinical trials may be extended, delayed or terminated and Gemini may not be able to obtain regulatory approval for or successfully commercialize its product candidates. As a result, its results of operations and the commercial prospects for its product candidates would be harmed, its costs could increase substantially and its ability to generate revenues could be delayed significantly.

Gemini contracts with third parties for the manufacture of its product candidates for nonclinical testing and expects to continue to do so for clinical trials and for commercialization. This reliance on third parties increases the risk that Gemini will not have sufficient quantities of its product candidates or products, if approved, or that such supply will not be available to us at an acceptable cost, which could delay, prevent or impair its development or commercialization efforts.

Gemini does not have any manufacturing facilities. Gemini currently relies, and expects to continue to rely, on third-party manufacturers for the manufacture of its product candidates for nonclinical and clinical testing and for commercial supply of any of these product candidates for which Gemini obtains marketing approval. Reliance on third-party manufacturers may expose us to different risks than if Gemini were to manufacture product candidates itself. Any disruption in supply from any supplier or manufacturing location, including on account of the COVID-19 pandemic, could lead to supply delays or interruptions which would damage its business, financial condition, results of operations and prospects. To the extent any issues arise with its third-party manufacturers, Gemini may be unable to establish any agreements with any other third-party manufacturers or to do so on acceptable terms. Even if Gemini is able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

●	the possible breach of the manufacturing agreement by the third party;

●	the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us; and

●	reliance on the third party for regulatory compliance, quality assurance and safety and pharmacovigilance reporting.

Third-party manufacturers may not be able to comply with cGMP regulations or applicable foreign regulatory requirements. Its failure, or the failure of third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or medicines, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of its product candidates and harm its business and results of operations.

Any product candidates that Gemini may develop may compete with other product candidates and products for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us.

Any performance failure on the part of its existing or future manufacturers could delay clinical development or marketing approval. Gemini does not currently have arrangements in place for redundant supply for bulk drug substances. If any one of its current contract manufacturers cannot perform as agreed, Gemini may be required to replace that manufacturer. Although Gemini believes that there are several potential alternative manufacturers who could manufacture its product candidates, Gemini may incur added costs and delays in identifying and qualifying any such replacement.

Its current and anticipated future dependence upon others for the manufacture of its product candidates may adversely affect its future profit margins and its ability to commercialize any product candidates that receive marketing approval on a timely and competitive basis.

The manufacture of Gemini’s product candidates is complex and Gemini may encounter difficulties in production. If Gemini or any of its third-party manufacturers encounter such difficulties, or fails to meet rigorously enforced regulatory standards, its ability to provide supply of its product candidates for clinical trials or its products for patients, if approved, could be delayed or stopped, or Gemini may be unable to maintain a commercially viable cost structure.

The processes involved in manufacturing its product candidates are complex, expensive, highly-regulated, and subject to multiple risks. Further, as product candidates are developed through nonclinical studies to late-stage clinical trials towards approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods, are altered along the way in an effort to optimize processes and results. Such changes carry the risk that they will not achieve these intended objectives, and any of these changes could cause its product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials.

In addition, the manufacturing process for any products that Gemini may develop is subject to FDA and other applicable foreign regulatory authority approval processes and continuous oversight, and Gemini will need to contract with manufacturers who can meet all applicable FDA and applicable foreign regulatory authority requirements, including, for example, complying with cGMPs, on an ongoing basis. If Gemini or its third-party manufacturers are unable to reliably produce products to specifications acceptable to the FDA or other regulatory authorities, Gemini may not obtain or maintain the approvals Gemini needs to commercialize such products. Even if Gemini obtains regulatory approval for any of its product candidates, there is no assurance that either Gemini or its contract manufacturers will be able to manufacture the approved product to specifications acceptable to the FDA or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product, or to meet potential future demand. Any of these challenges could delay completion of clinical trials, require bridging or comparability nonclinical or clinical trials or the repetition of one or more clinical trials, increase clinical study costs, delay approval of its product candidates, impair commercialization efforts, increase its cost of goods, and has an adverse effect on its business, financial condition, results of operations, and growth prospects.

Gemini may seek to establish collaborations, and, if Gemini is not able to establish them on commercially reasonable terms, Gemini may have to alter its development and commercialization plans.

Gemini may pursue collaborations in order to develop and commercialize GEM103 and other product candidates. Gemini face significant competition in seeking appropriate collaborators. Whether Gemini reaches a definitive agreement for a collaboration will depend, among other things, upon its assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or applicable foreign regulatory authorities, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products and the existence of uncertainty with respect to its ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge and industry and market conditions generally. The collaborators may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for its product candidates.

Collaborations are complex and time-consuming to negotiate and document. In addition, there have been a significant number of business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators.

Gemini may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. If Gemini is unable to do so, Gemini may have to curtail the development of the product candidate for which Gemini is seeking to collaborate, reduce or delay its development program or one or more of its other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities or increase its expenditures and undertake development or commercialization activities at its own expense. If Gemini elects to increase its expenditures to fund development or commercialization activities on its own, Gemini may need to obtain additional capital, which may not be available to us on acceptable terms, or at all. If Gemini does not have sufficient funds, Gemini may not be able to further develop its product candidates or bring them to market and generate product revenue.

Risks Related to Commercialization

Even if Gemini commercializes its product candidates, these products may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives, which could harm its business.

The regulations that govern marketing approvals, pricing and reimbursement for new drugs and biologics vary widely from country to country. Current and future legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a product before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, Gemini might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay or limit its commercial launch of the product, possibly for lengthy time periods, which could negatively impact the revenue Gemini generates from the sale of the product in that particular country. Adverse pricing limitations may hinder its ability to recoup its investment in one or more product candidates, even if its product candidates obtain marketing approval.

Its ability to commercialize any products successfully also will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from third-party payors such as government health administration authorities, private health insurers and other organizations. Third-party payors determine which medications they will cover and establish reimbursement levels. Third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Gemini cannot be sure that coverage and reimbursement will be available for any product that Gemini commercializes and, if reimbursement is available, what the level of reimbursement will be. Coverage and reimbursement may impact the demand for, or the price of, any product candidate for which Gemini obtains marketing approval, if any. If coverage and reimbursement are not available or reimbursement is available only to limited levels, Gemini may not be able to successfully commercialize any product candidate for which marketing approval is obtained, if any.

There may be significant delays in obtaining coverage and reimbursement for newly approved drugs and biologics, and coverage may be more limited than the purposes for which the product is approved by the FDA or applicable foreign regulatory authorities. Moreover, eligibility for coverage and reimbursement does not imply that a drug will be paid for in all cases or at a rate that covers its costs, including research, development, manufacture, sale and distribution. Interim reimbursement levels for new drugs and biologics, if applicable, may also not be sufficient to cover its costs and may only be temporary. Reimbursement rates may vary according to the use of the product and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost products and may be incorporated into existing payments for other services. Net prices for products may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs and biologics from countries where they may be sold at lower prices than in the United States. Its inability to promptly obtain coverage and profitable reimbursement rates third-party payors for any approved products that Gemini develops could have a material adverse effect on its operating results, its ability to raise capital needed to commercialize products and its overall financial condition.

If, in the future, Gemini is unable to establish sales and marketing capabilities or enter into agreements with third parties to sell and market any product candidates Gemini may develop, Gemini may not be successful in commercializing those product candidates if and when they are approved.

Gemini does not currently have an infrastructure for the sales, marketing, and distribution of pharmaceutical products. In order to market its product candidates, if approved by the FDA or any other regulatory body, Gemini must build its sales, marketing, managerial, and other non-technical capabilities, or make arrangements with third parties to perform these services. There are risks involved with both establishing its own commercial capabilities and entering into arrangements with third parties to perform these services. For example, recruiting and training a sales force or reimbursement specialists is expensive and time-consuming and could delay any product launch. If the commercial launch of a product candidate for which Gemini recruits a sales force and establishes marketing and other commercialization capabilities is delayed or does not occur for any reason, Gemini would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and its investment would be lost if Gemini cannot retain or reposition its commercialization personnel.

If Gemini enter into arrangements with third parties to perform sales, marketing, commercial support, and distribution services, its product revenue or the profitability of product revenue may be lower than if Gemini were to market and sell any products Gemini may develop itself. In addition, Gemini may not be successful in entering into arrangements with third parties to commercialize its product candidates or may be unable to do so on terms that are favorable to us. Gemini may have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market its products effectively and they could expose its company to regulatory enforcement and legal risk in the execution of their sales and commercialization activities. If Gemini does not establish commercialization capabilities successfully, either on its own or in collaboration with third parties, Gemini will not be successful in commercializing its product candidates if approved.

If Gemini is unable to establish adequate sales, marketing, and distribution capabilities, whether independently or with third parties, or if Gemini is unable to do so on commercially reasonable terms, its business, results of operations, financial condition, and prospects will be materially adversely affected.

Gemini’s product candidates may not achieve adequate market acceptance among physicians, patients, third-party payors and others in the medical community necessary for commercial success.

Even if Gemini’s product candidates receive regulatory approval, they may not gain adequate market acceptance among physicians, patients, third-party payors, pharmaceutical companies and others in the medical community. Demonstrating the safety and efficacy of its product candidates and obtaining regulatory approvals will not guarantee future revenue. Its commercial success also depends on coverage and adequate reimbursement of its product candidates by third-party payors, including government payors and private insurers, which may be difficult or time-consuming to obtain, may be limited in scope and may not be obtained in all jurisdictions in which Gemini may seek to market its products. Third-party payors closely examine medical products to determine whether they should be covered by reimbursement and, if so, the level of reimbursement that will apply. Gemini cannot be certain that third-party payors will sufficiently reimburse sales of its product, or enable us to sell its product at a profitable price. Similar concerns could also limit the reimbursement amounts that health insurers or government agencies in other countries are prepared to pay for its products. In many regions outside the United States where Gemini may pursue regulatory approvals and market its products, the pricing of prescription drugs is controlled by the government or regulatory agencies.

Regulatory agencies in these countries could determine that the pricing for its products should be based on prices of other commercially available products for the same disease, rather than allowing Gemini to market its products at a premium as new drugs. The degree of market acceptance of any of its approved product candidates will depend on a number of factors, including:

●	the efficacy and safety profile of the product candidate as demonstrated in clinical trials;

●	the timing of market introduction of the product candidate as well as competitive products;

●	the clinical indications for which the product candidate is approved;

●	acceptance of the product candidate as a safe and effective treatment by clinics and patients;

●	the potential and perceived advantages of the product candidate over alternative treatments, including any similar generic treatments;

●	the cost of treatment in relation to alternative treatments;

●	the availability of coverage and adequate reimbursement and pricing by third-party payors;

●	the relative convenience and ease of administration;

●	the frequency and severity of adverse events;

●	the effectiveness of sales and marketing efforts; and

●	unfavorable publicity relating to its product candidates.

Sales of medical products also depend on the willingness of physicians to prescribe the treatment, which is likely to be based on a determination by these physicians that the products are safe, therapeutically effective and cost effective. In addition, the inclusion or exclusion of products from treatment guidelines established by various physician groups and the viewpoints of influential physicians can affect the willingness of other physicians to prescribe the treatment. Gemini cannot predict whether physicians, physicians’ organizations, hospitals, other healthcare providers, government agencies or private insurers will determine that its product is safe, therapeutically effective and cost effective as compared with competing treatments. If any product candidate is approved but does not achieve an adequate level of acceptance by such parties, Gemini may not generate or derive sufficient revenue from that product candidate and may not become or remain profitable.

Product liability lawsuits against Gemini could cause it to incur substantial liabilities and to limit commercialization of any products that Gemini may develop and insurance coverage may not be adequate.

Gemini faces an inherent risk of product liability exposure related to the testing of its product candidates in human clinical trials and will face an even greater risk if Gemini commercialize any resulting products. Product liability claims may be brought against us by subjects enrolled in its clinical trials, patients, their family members, healthcare providers or others using, administering or selling its products. If Gemini cannot successfully defend itself against claims that its product candidates or products that Gemini may develop caused injuries, Gemini could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

●	decreased demand for any product candidates or products that Gemini may develop;

●	termination of clinical trial sites or entire trial programs;

●	injury to its reputation and significant negative media attention;

●	withdrawal of clinical trial participants;

●	significant costs to defend the related litigation;

●	substantial monetary awards to trial subjects or patients;

●	loss of revenue;

●	diversion of management and scientific resources from its business operations;

●	the inability to commercialize any products that Gemini may develop; and

●	a decline in its stock price.

Its clinical trial liability insurance coverage may not adequately cover all liabilities that Gemini may incur. Gemini may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise. Its inability to obtain product liability insurance at an acceptable cost or to otherwise protect against potential product liability claims could prevent or delay the commercialization of any products or product candidates that Gemini develop. Gemini intend to expand its insurance coverage for products to include the sale of commercial products if Gemini obtains marketing approval for its product candidates in development, but Gemini may be unable to obtain commercially reasonable product liability insurance for any products approved for marketing. Large judgments have been awarded in lawsuits based on drugs that had unanticipated side effects. If Gemini is sued for any injury caused by its products, product candidates or processes, its liability could exceed its product liability insurance coverage and its total assets. Claims against us, regardless of their merit or potential outcome, may also generate negative publicity or hurt our ability to obtain physician adoption of its product or expand its business.

Risks Related to Our Stock

An active trading market for our common stock may never develop or be sustained, which may make it difficult to sell the shares of our common stock you purchase.

An active trading market for our common stock may not develop or continue or, if developed, may not be sustained, which would make it difficult for you to sell your shares of our common stock at an attractive price (or at all). The market price of our common stock may decline below your purchase price, and you may not be able to sell your shares of our common stock at or above the price you paid for such shares (or at all).

There can be no assurance that we will be able to comply with the continued listing standards of Nasdaq.

If Nasdaq delists our shares of common stock from trading on its exchange for failure to meet Nasdaq’s listing standards, we and our stockholders could face significant material adverse consequences including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The price of our common stock may be volatile.

The price of our common stock may fluctuate due to a variety of factors, including:

●	changes in the industries in which our and our customers operate;

●	variations in its operating performance and the performance of its competitors in general;

●	material and adverse impact of the COVID-19 pandemic on the markets and the broader global economy;

●	actual or anticipated fluctuations in our quarterly or annual operating results;

●	publication of research reports by securities analysts about us or our competitors or our industry;

●	the public’s reaction to our press releases, our other public announcements and its filings with the SEC;

●	Our failure or the failure of its competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;

●	additions and departures of key personnel;

●	changes in laws and regulations affecting our business;

●	commencement of, or involvement in, litigation involving Gemini;

●	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;

●	the volume of shares of our common stock available for public sale; and

●	general economic and political conditions such as recessions, interest rates, fuel prices, foreign currency fluctuations, international tariffs, social, political and economic risks and acts of war or terrorism.

These market and industry factors may materially reduce the market price of our common stock regardless of our operating performance.

Reports published by analysts, including projections in those reports that differ from our actual results, could adversely affect the price and trading volume of our common stock.

Securities research analysts may establish and publish their own periodic projections for Gemini. These projections may vary widely and may not accurately predict the results we actually achieve. Our share price may decline if our actual results do not match the projections of these securities research analysts. Similarly, if one or more of the analysts who write reports on us downgrades our stock or publishes inaccurate or unfavorable research about our business, our share price could decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, our share price or trading volume could decline.

The future sales of shares by existing stockholders and future exercise of registration rights may adversely affect the market price of Gemini’s Common Stock.

Sales of a substantial number of shares of Gemini’s Common Stock in the public market could occur at any time. If Gemini’s stockholders sell, or the market perceives that Gemini’s stockholders intend to sell, substantial amounts of Gemini’s Common Stock in the public market, the market price of Gemini’s Common Stock could decline.

Pursuant to the Registration Rights Agreement entered into in connection with the Business Combination, certain stockholders of FSDC and Old Gemini can each demand that Gemini register their registrable securities under certain circumstances and each also have piggyback registration rights for these securities. The registration of these securities permit the public sale of such securities, subject to certain contractual restrictions imposed by the Registration Rights Agreement and the Merger Agreement. The presence of these additional shares of Common Stock trading in the public market may have an adverse effect on the market price of Gemini’s securities.

Our issuance of additional capital stock in connection with financings, acquisitions, investments, our stock incentive plans or otherwise will dilute all other stockholders.

We expect to issue additional capital stock in the future that will result in dilution to all other stockholders. We expect to grant equity awards to employees, directors, and consultants under our stock incentive plans. We may also raise capital through equity financings in the future. As part of our business strategy, we may acquire or make investments in complementary companies, products, or technologies and issue equity securities to pay for any such acquisition or investment. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of our common stock to decline.

Because we have no current plans to pay cash dividends on our common stock, you may not receive any return on investment unless you sell your common stock for a price greater than that which you paid for it.

We have no current plans to pay cash dividends on our common stock. The declaration, amount and payment of any future dividends will be at the sole discretion of our board of directors. Our board of directors may take into account general and economic conditions, our financial condition and operating results, our available cash, current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions, implications on the payment of dividends by us to our stockholders or by our subsidiary to us and such other factors as our board of directors may deem relevant. In addition, the terms of our existing financing arrangements restrict or limit our ability to pay cash dividends. Accordingly, we may not pay any dividends on our common stock in the foreseeable future.

Future offerings of debt or equity securities by us may adversely affect the market price of our common stock.

In the future, we may attempt to obtain financing or to further increase our capital resources by issuing additional shares of our common stock or offering debt or other equity securities, including commercial paper, medium-term notes, senior or subordinated notes, debt securities convertible into equity or shares of preferred stock. Future acquisitions could require substantial additional capital in excess of cash from operations. We would expect to obtain the capital required for acquisitions through a combination of additional issuances of equity, corporate indebtedness and/or cash from operations.

Issuing additional shares of our common stock or other equity securities or securities convertible into equity may dilute the economic and voting rights of our existing stockholders or reduce the market price of our common stock or both. Upon liquidation, holders of such debt securities and preferred shares, if issued, and lenders with respect to other borrowings would receive a distribution of our available assets prior to the holders of our common stock. Debt securities convertible into equity could be subject to adjustments in the conversion ratio pursuant to which certain events may increase the number of equity securities issuable upon conversion. Preferred shares, if issued, could have a preference with respect to liquidating distributions or a preference with respect to dividend payments that could limit our ability to pay dividends to the holders of our common stock. Our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, which may adversely affect the amount, timing and nature of our future offerings.

Gemini expects to incur significant additional costs as a result of being a public company, which may adversely affect its operating results and financial condition.

Gemini expects to incur costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as well as rules implemented by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, the SEC and Nasdaq. Its management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, Gemini expects these rules and regulations are expected to increase its accounting, legal and financial compliance costs and make some activities more time-consuming and costly. In addition, Gemini will incur additional costs associated with its public company reporting requirements and Gemini expects those costs to increase in the future. For example, Gemini will be required to devote significant resources to complete the assessment and documentation of its internal control system and financial process under Section 404, including an assessment of the design of its information systems associated with its internal controls.

To date, Gemini has not conducted a review of its internal control for the purpose of providing the reports required by these rules. During its review and testing, Gemini may identify deficiencies and be unable to remediate them before Gemini must provide the required reports. Furthermore, if Gemini fails to remediate its existing material weakness in its internal control over financial reporting or if new material weaknesses are identified or arise in the future, Gemini may not detect errors on a timely basis and its financial statements may be materially misstated. Gemini or its independent registered public accounting firm may not be able to conclude on an ongoing basis that Gemini has effective internal control over financial reporting, which could harm its operating results, cause investors to lose confidence in its reported financial information and cause the trading price of its stock to fall. In addition, as a public company Gemini will be required to timely file accurate quarterly and annual reports with the SEC under the Exchange Act. Any failure to report its financial results on an accurate and timely basis could result in sanctions, lawsuits, delisting of its shares from Nasdaq or other adverse consequences. Gemini will incur significant costs to remediate any material weaknesses Gemini identifies through these efforts. The increased costs will increase its net loss and may require us to reduce costs in other areas of its business or increase the prices of its products or services. Gemini also expects these rules and regulations to make it more expensive for us to maintain directors’ and officers’ liability insurance and Gemini may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for Gemini to attract and retain qualified persons to serve on its board of directors, its board committees, or as executive officers. Gemini cannot predict or estimate the amount of additional costs Gemini may incur or the timing of such costs.

New laws and regulations, as well as changes to existing laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act, the Dodd-Frank Act and rules adopted by the SEC and Nasdaq, would likely result in increased costs as Gemini responds to their requirements, which may adversely affect its operating results and financial condition.

Anti-takeover provisions contained in the Charter and the Bylaws, as well as provisions of Delaware law, could impair a takeover attempt.

The Charter contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. Gemini is also subject to anti-takeover provisions under Delaware law, which could discourage, delay, defer or prevent a merger, tender offer, proxy contest or other change of control transaction that a stockholder might consider in its best interest, including those attempts that might result in a premium over the market price for the shares of common stock held by Gemini’s stockholders. These provisions provide for, among other things:

●	a classified board with a three-year staggered term;

●	the ability of Gemini’s board of directors to issue one or more series of “blank check” preferred stock;

●	certain limitations on convening special stockholder meetings;

●	advance notice for nominations of directors by stockholders and for stockholders to include matters to be considered at Gemini’s annual meetings; and

●	amendment of certain provisions of the organizational documents only by the affirmative vote of at least two-thirds of Gemini’s then-outstanding shares of capital stock entitled to vote generally at an election of directors.

These anti-takeover provisions as well as certain provisions of Delaware law could make it more difficult for a third party to acquire Gemini, even if the third party’s offer may be considered beneficial by many of Gemini’s stockholders. As a result, Gemini’s stockholders may be limited in their ability to obtain a premium for their shares. If prospective takeovers are not consummated for any reason, Gemini may experience negative reactions from the financial markets, including negative impacts on the price of Gemini Common Stock. These provisions could also discourage proxy contests and make it more difficult for Gemini’s stockholders to elect directors of their choosing and to cause Gemini to take other corporate actions that Gemini’s stockholders desire.

The Bylaws provide that the Court of Chancery of the State of Delaware and the federal district courts of the District of Massachusetts will be the exclusive forums for substantially all disputes between Gemini and its stockholders, which could limit Gemini’s stockholders’ ability to obtain a favorable judicial forum for disputes with Gemini or its directors, officers, or employees.

The By-laws provide that the Court of Chancery of the State of Delaware is the exclusive forum for:

●	any derivative action or proceeding brought on its behalf;

●	any action asserting a breach of fiduciary duty;

●	any action asserting a claim against Gemini arising under the DGCL, the Charter, or the By-laws;

●	any action to interpret, apply, enforce or determine the validity of the Charter or the By-laws; and

●	any action asserting a claim against Gemini that is governed by the internal-affairs doctrine.

This exclusive-forum provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act or the Securities Act. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, the By-laws provides that the federal district courts of the District of Massachusetts will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act.

These exclusive-forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with Gemini or its directors, officers, or other employees, which may discourage lawsuits against Gemini and its directors, officers, and other employees. If a court were to find either exclusive-forum provision in the By-laws to be inapplicable or unenforceable in an action, it may incur additional costs associated with resolving the dispute in other jurisdictions, which could harm Gemini’s business.

If the Business Combination does not qualify as a tax-free reorganization under Section 368(a) of the Code, the holders of Old Gemini stock may incur a substantially greater U.S. federal income tax liability as a result of the Business Combination.

We intend for the Business Combination to be treated for U.S. federal income tax purposes as a reorganization within the meaning of Section 368(a) of the Code. However, we have not obtained a ruling from the Internal Revenue Service, or IRS, with respect to the tax consequences of the Business Combination and there can be no assurance that the our position would be sustained by a court if challenged by the IRS. Accordingly, if the IRS or a court determines that the Business Combination does not qualify as a reorganization under Section 368(a) of the Code and is therefore fully taxable for U.S. federal income tax purposes, the holders of Old Gemini stock generally would recognize taxable gain or loss on their receipt of Merger Consideration in connection with the Business Combination.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We currently maintain our corporate offices at 300 One Kendall Square, 3rd Floor, Cambridge, MA 02139. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock trades on Nasdaq under the symbol “GMTX”. FSDC’s Class A ordinary shares were traded on Nasdaq under the symbol “FSDC” prior to the consummation of the business combination.

Holders

As of March 15, 2021, there were 42,998,664 holders of record of our common stock.

Dividends

We have not paid any cash dividends on our common stock to date and FSDC did not pay cash dividends prior to the consummation of the business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition. The payment of any cash dividends will be within the discretion of our board of directors. In addition, our board of directors is not currently contemplating and does not anticipate declaring stock dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2020, FSDC did not have any equity compensation plans.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Except as previously disclosed in our Quarterly Reports on Form 10-Q during 2020, we did not sell any securities that were not registered under the Securities Act during the period covered by this Annual Report on Form 10-K.

Item 6. Selected Financial Data

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS

References to “we”, “us”, “our” or the “Company” are to FS Development Corp., except where the context requires otherwise. The following discussion should be read in conjunction with our financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other U.S. Securities and Exchange Commission (“SEC”) filings.

Overview

We are a blank check company incorporated in Delaware on June 25, 2020 for the purpose of effecting a merger, capital stock exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “business combination”). Our sponsor is FS Development Holdings, LLC, a Delaware limited liability company (our “Sponsor”).

Our registration statement for our Initial Public Offering (the “Initial Public Offering”) became effective on August 11, 2020. On August 14, 2020, we consummated the Initial Public Offering of 12,075,000 shares of Class A common stock, including the issuance of 1,575,000 shares of Class A Common Stock as a result of the underwriter’s exercise in full of its over-allotment option, (each, a “Public Share” and collectively, the “Public Shares”) at $10.00 per share, generating gross proceeds of approximately $120.8 million, and incurring offering costs of approximately $7.1 million, inclusive of approximately $4.2 million in deferred underwriting commissions.

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (“Private Placement”) of 441,500 shares of Class A common stock (each, a “Private Placement Share” and collectively, the “Private Placement Shares”), at a price of $10.00 per Private Placement Share to our Sponsor, generating proceeds of approximately $4.4 million.

Upon the closing of the Initial Public Offering, the Private Placement, and the over-allotment option on August 14, 2020, approximately $120.8 million ($10.00 per share) of the net proceeds of the sale of the shares in the Initial Public Offering and the Private Placement were placed in a trust account (“Trust Account”), located in the United States at J.P. Morgan Chase Bank, N.A. with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the assets held in the Trust Account as described below.

Our certificate of incorporation provides that, other than the withdrawal of interest to pay franchise and income taxes (less up to $100,000 to pay dissolution expenses), none of the funds held in the Trust Account will be released until the earliest of: (i) the completion of the initial business combination; (ii) the redemption of any Public Shares sold in the Initial Public Offering that have been properly tendered in connection with a stockholder vote to amend our certificate of incorporation to affect the substance or timing of our obligation to redeem 100% of such Public Shares if we have not consummated an initial business combination within 24 months from the closing of the Initial Public Offering, or August 14, 2022 (the “Combination Period”); or (iii) the redemption of 100% of the Public Shares if we are unable to complete an initial business combination within the Combination Period. The proceeds deposited in the Trust Account could become subject to the claims of our creditors, if any, which could have priority over the claims of our public stockholders.

Business Combination

On February 5, 2021, we consummated the previously announced Business Combination. In accordance with the terms and subject to the conditions of the Merger Agreement, at the Effective Time of the Merger (i) all shares of Old Gemini Stock issued and outstanding immediately prior to the Effective Time, whether vested or unvested, was converted into the right to receive their pro rata portion of the 17,942,274 shares of Common Stock issued as Merger Consideration, provided that 2,150,000 shares of Common Stock are being held in escrow for a period of 12 months to satisfy any indemnification obligations of Old Gemini under the Merger Agreement; (ii) each option exercisable for Old Gemini Stock that was outstanding immediately prior to the Effective Time was assumed and continues in full force and effect on the same terms and conditions as were previously applicable to such options, subject to adjustments to exercise price and number of shares Common Stock issuable upon exercise based on the final conversion ratio calculated in accordance with the Merger Agreement, and (iii) 4,264,341 shares of Common Stock were reserved for issuance under the newly adopted 2021 Plan.

In connection with the Closing, the PIPE Investors subscribed for an aggregate of 9,506,000 shares of Common Stock for an aggregate purchase price of $95,060,000.

In connection with the Business Combination, 100 shares of Class A common Stock of FSDC were redeemed at a per share purchase price of approximately $10.00. Upon the Closing, Gemini had 42,998,664 shares of Common Stock outstanding.

As a result of the Business Combination, FSDC was renamed Gemini Therapeutics, Inc., and Old Gemini became a wholly-owned subsidiary of Gemini.

Liquidity and Capital Resources

As of December 31, 2020, we had approximately $1.2 million in our operating bank account, approximately $5,000 of interest income available in the Trust Account to pay the Company’s franchise and income tax obligations and working capital of approximately $740,000. Further, we have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans.

Our liquidity needs to date have been satisfied through the $25,000 capital contribution to purchase founder shares by our Sponsor, the loan proceeds under a promissory note of $200,000 from the Sponsor to cover the Company’s offering costs in connection with the Initial Public Offering, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The balance of the promissory note was fully repaid on August 14, 2020. In addition, in order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us working capital loans (“Working Capital Loans”). As of December 31, 2020, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors to meet our needs through the earlier of the consummation of a business combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the business combination.

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the balance sheet. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Our entire activity since inception through December 31, 2020 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial business combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial business combination. We will generate non-operating income in the form of interest earned on cash equivalents held in Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from June 25, 2020 (inception) through December 31, 2020, we had a net loss of approximately $812,000, which consisted of approximately $717,000 in general and administrative expenses and approximately $100,000 of franchise tax expense, which was partially offset by approximately $5,000 of interest earned on cash equivalents held in the Trust Account.

Related Party Transactions

Founder Shares and Private Placement Shares

On June 30, 2020, our Sponsor purchased 2,875,000 shares of the Company’s Class B common stock, par value $0.0001 per share, (the “Founder Shares”) for an aggregate price of $25,000. On July 24, 2020, our Sponsor transferred 30,000 Founder Shares to each of its independent director nominees at their original per-share purchase price, for an aggregate of 90,000 Founder Shares transferred. On August 11, 2020, we effected a 1:1.05 stock split of the Class B common stock, resulting in our Sponsor holding an aggregate of 2,928,750 Founder Shares and there being an aggregate of 3,018,750 Founder Shares outstanding. All shares and the associated amounts have been retroactively restated to reflect the aforementioned stock split. Our Sponsor agreed to forfeit up to 393,750 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriter, so that the Founder Shares would represent 20.0% of our issued and outstanding shares of common stock after the Initial Public Offering (excluding the Private Placement Shares). On August 14, 2020, the underwriter exercised the over-allotment option; thus, these Founder Shares were no longer subject to forfeiture.

Simultaneously with the closing of the Initial Public Offering, we consummated the Private Placement of 441,500 Private Placement Shares, at a price of $10.00 per Private Placement Share to the Sponsor, generating proceeds of approximately $4.4 million.

The Sponsor and FSDC’s officers and directors (the “Initial Stockholders”) agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares or Private Placement Shares until the earlier to occur of: (i) one year after the completion of the initial Business Combination and (ii) the date on which we complete a liquidation, merger, capital stock exchange or other similar transaction after the initial Business Combination that results in all of our stockholders having the right to exchange their Class A common stock for cash, securities or other property; except to certain permitted transferees and under certain circumstances. Any permitted transferees will be subject to the same restrictions and other agreements of the Initial Stockholders with respect to any Founder Shares or Private Placement Shares. Notwithstanding the foregoing, if (1) the closing price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial business combination or (2) if the Company consummates a transaction after the initial business combination which results in the Company’s stockholders having the right to exchange their shares for cash, securities or other property, the Founder Shares and Private Placement Shares will be released from the lock-up.

Related Party Loans

On June 30, 2020, our Sponsor agreed to loan the Company an aggregate of up to $200,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note. This promissory note is non-interest bearing and payable upon the completion of the Initial Public Offering. The Company borrowed $200,000 under the promissory, and fully repaid it on August 14, 2020.

In addition, in order to finance transaction costs in connection with an initial business combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required as Working Capital Loans. If we complete an initial business combination, we will repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that an initial business combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of an initial business combination or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post initial business combination entity at a price of $1.00 per warrant. To date, we have no borrowings under the Working Capital Loans.

Forward Purchase Agreement

In connection with the execution of the Merger Agreement, an affiliate of the Sponsor entered into a subscription agreement to purchase 1,500,000 shares of Class A Common Stock at a purchase price of $10 per share in a private placement that would occur concurrently with the closing of the Merger (the “Closing”). The affiliate of the Sponsor has assigned to the Sponsor its obligation to purchase its shares under the subscription agreement so that the Sponsor will purchase 1,500,000 of such shares at the Closing. At the time of the Initial Public Offering, the Sponsor had originally indicated an interest to purchase up to $25.0 million of shares in connection with the initial business combination. This purchase of 1,500,000 shares represents the Sponsor’s allocation of shares in the PIPE Investment. In addition, the Initial Stockholders entered into the Parent Support Agreement in which they agreed to vote, at any meeting of the stockholders of the Company, and in any action by written consent of the stockholders of the Company, all of such holders’ Class A common stock and Class B common stock (i) in favor of the Merger Agreement, each of the Parent Proposals (as defined in the Merger Agreement) and the transactions contemplated by the Merger Agreement and the Parent Support Agreement, and (ii) in favor of any other matter reasonably necessary to the consummation of the transactions contemplated by the Merger Agreement and the approval of the Parent Proposals. Also, in connection with the Closing, the Sponsor and certain other stockholders will enter into a Voting Agreement with us, and the Initial Stockholders and certain other stockholders will enter into a Registration Rights Agreement with us that will replace the existing registration rights agreement in its entirety. For a description of the Voting Agreement and the Registration Rights Agreement see Item 13 “Certain Relationships and Related Transactions and Director Independence” in this report.

Administrative Services Agreement

We have entered into an agreement that provides that, commencing on the date that the Company’s securities are first listed on Nasdaq and continuing until the earlier of the consummation of a Business Combination and our liquidation, we will pay our Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to members of the Company’s management team. Additionally, our Sponsor, and our officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, our officers or directors, or their affiliates.

Contractual Obligations

Registration Rights

The Initial Stockholders are entitled to registration rights pursuant to a registration rights agreement. The Initial Stockholders will be entitled to make up to three demands, excluding short form registration demands, that we register such securities for sale under the Securities Act. In addition, these holders will have “piggy-back” registration rights to include their securities in other registration statements filed by us. We will bear the expenses incurred in connection with the filing of any such registration statements. In connection with the Closing, the Initial Stockholders and certain other stockholders will enter into a Registration Rights Agreement with us that will replace the existing registration rights agreement in its entirety. See the description of the Registration Rights Agreement elsewhere in this report.

Underwriting Agreement

The underwriter was entitled to an underwriting discount of $0.20 per share, or approximately $2.4 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.35 per share, or approximately $4.2 million in the aggregate will be payable to the underwriter for deferred underwriting commissions. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies and Estimates

Investments Held in the Trust Account

Our portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. Our investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these investments are included in interest earned from investments held in Trust Account in the statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information, other than for investments in open-ended money market funds with published daily net asset values (“NAV”), in which case the Company uses NAV as a practical expedient to fair value. The NAV on these investments is typically held constant at $1.00 per unit.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2020, 11,226,874 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Net Loss Per Common Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income per share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares of common stock outstanding for the period.

Our statement of operations includes a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per common share, basic and diluted for Class A common stock subject to redemption is calculated by dividing the interest earned from cash equivalents held in the Trust Account of approximately $4,500, net of applicable franchise taxes of approximately $4,500 for the period from June 25, 2020 (inception) through December 31, 2020, by the weighted average number of shares of Class A common stock subject to redemption that is outstanding for the period. Net loss per common share, basic and diluted for Class B common stock and non-redeemable Class A common stock for the period from June 25, 2020 (inception) through December 31, 2020 is calculated by dividing the general and administration expenses of approximately $717,000 and franchise taxes of approximately $95,000, resulting in a net loss of approximately $812,000, by the weighted average number of Class B common stock and non-redeemable Class A common stock outstanding for the period.

Off-Balance Sheet Arrangements and Contractual Obligations

As of December 31, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Recent Accounting Pronouncements

Our management does not believe there are any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, that would have a material effect on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Please see our Financial Statements beginning on page F-1 of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 5, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. Based on its assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2020.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following sets forth certain information, as of the date of this report, concerning the directors and officers of Gemini.

Name	Age	Position
Jason Meyenburg	44	President, Chief Executive Officer and Director
Brian Piekos	46	Chief Financial Officer
Scott Lauder, Ph.D.	57	Chief Technology Officer
Marc Uknis, M.D.	56	Chief Medical Officer
Jean George(1)	62	Director
Carl Gordon, Ph.D., CFA	55	Director
David Lubner(1)	56	Director
Tuyen Ong, M.D., MRCOphth(1)	45	Director
Jason Rhodes(1)	51	Director
Jim Tananbaum(2)	57	Director

(1)	Gemini Designee

(2)	Sponsor Designee

Jason Meyenburg has served as our Chief Executive Officer since September 2019. Previously, from March 2018 to September 2019, Mr. Meyenburg served as Chief Commercial Officer of Orchard Therapeutics plc, a publicly-traded biotechnology company. Before that, Mr. Meyenburg served as the Chief Commercial Officer of Sucampo Pharmaceuticals, Inc. from April 2017 to March 2018. Prior to that, Mr. Meyenburg served as the Chief Commercial Officer of Vtesse, Inc., which became a wholly-owned subsidiary of Sucampo in April 2017, from December 2016 to April 2017. Additionally, from January 2003 to February 2016, Mr. Meyenburg held roles of increasing responsibility at Alexion Pharmaceuticals, Inc., a publicly-traded biotechnology company, including most recently as the Senior Vice President of Commercial Operations for the Americas. Mr. Meyenburg holds an M.B.A. from Duke University and a B.S. in Biochemistry from University of Maryland. We believe that Mr. Meyenburg is qualified to serve as a member of our board of directors because of his commercial experience in the life sciences industry.

Brian Piekos has served as our Chief Financial Officer since February 2021. Prior to joining us, Mr. Piekos was most recently Executive Vice President, Chief Financial Officer and Treasurer of AMAG Pharmaceuticals, Inc., from September 2015 to November 2020. Prior to joining AMAG, he held leadership roles in Corporate Finance, Tax and Treasury at Cubist Pharmaceuticals, Inc. from August 2010 to February 2015. Mr. Piekos began his career as a healthcare investment banker at Needham & Company and Leerink Partners, now SVB Leerink. Mr. Piekos earned his MBA from the Simon Business School at the University of Rochester. He obtained an M.S. in molecular biology from the University of Massachusetts Medical School and a B.A. in biochemistry from Ithaca College.

Scott Lauder, Ph.D. has served as our Chief Technology Officer since November 2017. Previously, from October 2016 to October 2017, Dr. Lauder served as our Senior Vice President of Process Development and Manufacturing. Prior to that, from July 2013 to October 2016, Dr. Lauder served as the Vice President of Process Sciences and Clinical Manufacturing for Merrimack Pharmaceuticals, Inc., a publicly-traded pharmaceutical company. Dr. Lauder holds a Ph.D. in Biochemistry from Northwestern University and a B.Sc. in Microbiology from the University of Manitoba.

Marc Uknis, M.D. has served as our Chief Medical Officer since March 2020. Previously, in 2020, Dr. Uknis served as Vice President and Head of Clinical Development, Safety and Pharmacoviligance/Risk Management at Alexion Pharmaceuticals, Inc., a publicly-traded biotechnology company. Prior to that, Dr. Uknis served as Vice President and Head of Clinical Development, Safety and Pharmacoviligance/Risk Management at Achillion Pharmaceuticals, Inc., a publicly-traded biotechnology company, from June 2018 until its acquisition by Alexion Pharmaceuticals, Inc. in January 2020. Prior to that, Dr. Uknis served as Senior Director, Therapeutic Area Lead, Solid Organ and Cellular Transplant Research and Development at CSL Behring from October 2015 to June 2018. Prior to that, Dr. Uknis served as Director, Clinical Development: Global Lead, Transplant Medicine R&D at ViroPharma Incorporated from October 2007 to October 2015. Dr. Uknis holds a M.D. from Temple University and a B.A. in Biology from Temple University.

Jean George has served as a member of our Board since April 2016. Since February 2002, she has been a Managing Director at Advanced Technology Ventures, a venture capital fund, where she currently serves as the East Coast lead partner for healthcare investments. Since March 2012, Ms. George has served as Managing Director at Lightstone Ventures, a venture capital firm. Ms. George currently serves as a member of the board of directors of the public company, Calithera Biosciences. During the past five years, Ms. George served as a member of the board of directors of Zeltiq Aesthetics from 2005 to 2015, Catabasis Pharma from 2010 to 2018 and Acceleron Pharma from 2005 to 2020. Ms. George holds an M.B.A. from Simmons College Graduate School of Management and a B.S. in biology from the University of Maine. We believe that Ms. George is qualified to serve on our board of directors due to her extensive investment and financial experience.

Carl L. Gordon, Ph.D., CFA has served as a member of our board of directors since April 2016. Dr. Gordon is a founding member, Managing Partner, and Co-Head of Global Private Equity at OrbiMed Advisors LLC, an investment firm. Dr. Gordon currently serves on the boards of directors of Adicet Bio, Inc., Keros Therapeutics Inc., ORIC Pharmaceuticals Inc., Turning Point Therapeutics, Inc., and Prevail Therapeutics, Inc., as well as several private companies. Dr. Gordon previously served on the boards of directors of several biopharmaceutical companies, including Alector Inc., Arsanis, Inc. (which merged with X4 Pharmaceuticals, Inc.), Acceleron Pharma Inc., ARMO Biosciences, Inc., Intellia Therapeutics, Inc., Passage Bio Inc., Selecta Biosciences, Inc., and SpringWorks Therapeutics Inc. Dr. Gordon received a B.A. in chemistry from Harvard College, a Ph.D. in molecular biology from the Massachusetts Institute of Technology, and he was a Fellow at The Rockefeller University. We believe that Dr. Gordon is qualified to serve on our board of directors due to his scientific expertise, extensive business experience, and experience in venture capital and the life science industry.

David C. Lubner has been a member of our Board since April 2020. From January 2016, until its acquisition by UCB S.A. in April 2020, Mr. Lubner served as the Executive Vice President and Chief Financial Officer of Ra Pharmaceuticals, Inc., a publicly-traded biotechnology company. Before that, Mr. Lubner served as a member of the senior management team of Tetraphase Pharmaceuticals, Inc, from 2006 through 2015. From 2010 to 2015, Mr. Lubner served as Senior Vice President and the Chief Financial Officer of Tetraphase, where he led financial operations and was responsible for corporate finance activities. From 1999 to 2005, he served as the Chief Financial Officer of PharMetrics Inc., a pharmacy and medical claims data informatics company, which was acquired by IMS Health in 2015. Prior to joining PharMetrics, Mr. Lubner served as Vice President and Chief Financial Officer of ProScript, Inc. where Velcade® (bortezomib), a therapy widely used for treatment of the blood cancer, multiple myeloma, was discovered, from 1996 to 1999. Mr. Lubner is also a member of the board of directors of Dyne Therapeutics, Inc., a biotechnology company, Therapeutics Acquisition Corporation (d/b/a as Research Alliance Corp. I.), a blank check company focused on the healthcare industry. Mr. Lubner also serves on the boards of directors of several private companies and was previously a member of the board of directors of Nightstar Therapeutics plc, (formerly Nasdaq: NITE), focused on the development of one-time retinal gene therapies for patients suffering from rare inherited retinal diseases, acquired by Biogen in June 2019. Mr. Lubner is a member of the American Institute of CPAs and a Certified Public Accountant in the Commonwealth of Massachusetts. Mr. Lubner received his B.S. in business administration from Northeastern University and M.S. in taxation from Bentley University. We believe that Mr. Lubner is qualified to serve on our board of directors based on his extensive senior executive experience and his biotechnology company board experience.

Tuyen Ong, M.D., MRCOphth., has served as a member of our Board since August 2020. Dr. Ong is a board-certified ophthalmologist and biotechnology/pharmaceutical industry management executive. He currently serves as Senior Vice President and Head of Biogen Ophthalmology Franchise at Biogen. Dr. Ong served as Chief Development Officer at Nightstar Therapeutics up until its acquisition by Biogen in June 2019. During which time he was involved with the company’s public listing on the Nasdaq, corporate and gene therapy strategy, investor and M&A activities. Dr. Ong brings over 20 years of clinical and drug development experience from both large pharma and biotech, working in the fields of ophthalmology, genetic and rare disease at PTC Therapeutics Inc., Bausch and Lomb Inc. (acquired by Valeant Pharmaceuticals International, Inc.), and Pfizer. Dr. Ong holds an M.D. from the University College London and an M.B.A. from New York University Stern School of Business. He is a member of the Royal College of Ophthalmologists and a Churchill Fellow.

Jason Rhodes has been a member of our Board since April 2016 and a partner at Atlas Ventures since 2014. Mr. Rhodes also served as the founding President and Chief Executive Officer of Dyne Therapeutics, Inc. from December 2017 to November 2018. From 2010 to 2014, Mr. Rhodes was employed at Epizyme, Inc., a biotechnology company, where he most recently served as President and Chief Financial Officer. Mr. Rhodes serves as a member of the board of directors of Dyne Therapeutics, Inc., Replimune Group, Inc., Generation Bio Co. and several private companies, and previously served as a director at Bicycle Therapeutics, Inc. from 2016 to 2020. Mr. Rhodes earned a B.A. in history from Yale University and an M.B.A. from the Wharton School of the University of Pennsylvania. We believe that Mr. Rhodes is qualified to serve on our board of directors based on his extensive leadership experience, his biotechnology company board experience and his experience investing in life science companies.

Jim Tananbaum has been a director since June 2020. Prior to the Closing, Dr. Tananbaum also served as the President and Chief Executive Officer of FSDC since June 2020. Dr. Tananbaum is also the chief executive officer of Foresite Capital, a U.S.-focused healthcare investment firm, which he founded in 2011. Prior to founding Foresite Capital, Dr. Tananbaum served as Co-Founder and Managing Director of Prospect Venture Partners L.P. II and III, healthcare venture partnerships, from 2000 to 2010. Dr. Tananbaum was also the Founder of GelTex, Inc. in 1991, an intestinal medicine pharmaceutical company acquired by Sanofi-Genzyme, and Theravance, Inc. in 1997 (now Theravance Biopharma, Inc., a diversified biopharmaceutical company focused on organ-selective medicines, and Innoviva, Inc., a respiratory-focused healthcare asset management company partnered with Glaxo Group Limited). Dr. Tananbaum received a B.S. and a B.S.E.E. from Yale University in Applied Math and Computer Science, and an M.D. and an M.B.A. from Harvard University. Dr. Tananbaum’s qualifications to serve on our board of directors include his scientific, financial and strategic business development expertise gained as a physician, founder of two life science companies and venture capital investor focused on life science companies.

Number and Terms of Office of Officers and Directors

Gemini’s board of directors consists of seven members following the Closing of the Business Combination. In accordance with the filed Charter, immediately after the Closing, the board of directors was divided into three classes. At each annual general meeting of stockholders, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following the election. The directors are divided among the three classes as follows:

●	the Class I directors will be Jean George and Dr. Carl Gordon their terms will expire at the annual meeting of stockholders to be held in 2021;

●	the Class II directors will be David Lubner, Dr. Tuyen Ong, and Jason Rhodes, and their terms will expire at the annual meeting of stockholders to be held in 2022; and

●	the Class III directors will be Jason Meyenburg and Dr. Jim Tananbaum, and their terms will expire at the annual meeting of stockholders to be held in 2023.

Gemini expects that any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors. The division of the board of directors into three classes with staggered three-year terms may delay or prevent a change of our management or a change in control.

Committees of the Board of Directors

Effective upon completion of the business combination, Gemini’s board of directors established the following committees: an audit committee, a compensation committee, and a nominating and corporate governance committee. Members will serve on these committees until their resignation or until otherwise determined by Gemini’s board of directors.

Audit Committee

Gemini’s audit committee consists of Dr. Carl Gordon, David Lubner and Jason Rhodes. The Board has determined each member of the audit committee is independent under the listing standards of the Nasdaq Stock Market, or the Listing Standards, and Rule 10A-3(b)(1) of the Exchange Act. The chairperson of the audit committee is David Lubner. The Board has determined that David Lubner is an “audit committee financial expert” within the meaning of SEC regulations. The Board has also determined that each member of the audit committee has the requisite financial expertise required under the applicable requirements of the Nasdaq Stock Market. In arriving at this determination, the board of directors has examined each audit committee member’s scope of experience and the nature of their employment in the corporate finance sector.

The primary purpose of the audit committee is to discharge the responsibilities of the board of directors with respect to our accounting, financial, and other reporting and internal control practices and to oversee our independent registered accounting firm. Specific responsibilities of our audit committee include:

●	selecting a qualified firm to serve as the independent registered public accounting firm to audit Gemini’s financial statements;

●	helping to ensure the independence and performance of the independent registered public accounting firm;

●	discussing the scope and results of the audit with the independent registered public accounting firm, and reviewing, with management and the independent accountants, our interim and year-end operating results;

●	developing procedures for employees to submit concerns anonymously about questionable accounting or audit matters;

●	reviewing policies on risk assessment and risk management;

●	reviewing related party transactions;

●	obtaining and reviewing a report by the independent registered public accounting firm at least annually, that describes Gemini’s internal quality-control procedures, any material issues with such procedures, and any steps taken to deal with such issues when required by applicable law; and

●	approving (or, as permitted, pre-approving) all audit and all permissible non-audit service to be performed by the independent registered public accounting firm.

Compensation Committee

The compensation committee consists of Jean George, Dr. Tuyen Ong, and Dr. Jim Tananbaum. The Board has determined each member is a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act and an “outside director” as that term is defined in Section 162(m) of the Internal Revenue Code of 1986, as amended, or the Code. The Board has determined each member of the compensation committee, other than Dr. Jim Tananbaum, is independent under the Listing Standards. The Listing Standards provide that, under limited and exceptional circumstances, a director who is not a current officer or employee (or a family member of an officer or employee) of our company, but who does not otherwise meet the independence criteria, (i) may serve as a member of compensation committee if such membership is in the best interests of our company and our shareholders and (ii) such member does not serve longer than two years. The Board has elected to rely on this limited exception in appointing Dr. Jim Tananbaum as a member of the compensation committee. In making this election, the Board considered Dr. Tananbaum’s extensive experience in the life sciences industry and the marketplace for life science executives in making this decision. The chairperson of the compensation committee is Dr. Tuyen Ong. The primary purpose of the compensation committee is to discharge the responsibilities of the board of directors to oversee its compensation policies, plans and programs and to review and determine the compensation to be paid to its executive officers, directors and other senior management, as appropriate.

Specific responsibilities of the compensation committee will include:

●	reviewing and approving, or recommending that our board of directors approve, the compensation of our executive officers;

●	reviewing and recommending to our board of directors the compensation of our directors;

●	reviewing and approving, or recommending that our board of directors approve, the terms of compensatory arrangements with our executive officers;

●	administering our stock and equity incentive plans;

●	selecting independent compensation consultants and assessing whether there are any conflicts of interest with any of the committee’s compensation advisors;

●	reviewing and approving, or recommending that our board of directors approve, incentive compensation and equity plans, severance agreements, change-of-control protections and any other compensatory arrangements for our executive officers and other senior management, as appropriate;

●	reviewing and establishing general policies relating to compensation and benefits of our employees; and

●	reviewing our overall compensation philosophy.

Nominating and Corporate Governance Committee

The nominating and corporate governance committee consists of Jean George, Jason Rhodes and Dr. Jim Tananbaum. The Board has determined each member of the nominating and corporate governance committee, other than Dr. Jim Tananbaum, is independent under the Listing Standards. The Listing Standards provide that, under limited and exceptional circumstances, a director who is not a current officer or employee (or a family member of an officer or employee) of our company, but who does not otherwise meet the independence criteria, (i) may serve as a member of nominating and corporate governance committee if such membership is in the best interests of our company and our shareholders and (ii) such member does not serve longer than two years. The Board has elected to rely on this limited exception in appointing Dr. Jim Tananbaum as a member of the nominating and corporate governance committee. In making this election, the Board considered Dr. Tananbaum’s extensive experience in the life sciences industry and in serving on the board of directors of numerous organizations. The chairperson of our nominating and corporate governance committee is Jean George.

Specific responsibilities of our nominating and corporate governance committee include:

●	identifying, evaluating and selecting, or recommending that our board of directors approve, nominees for election to our board of directors;

●	evaluating the performance of our board of directors and of individual directors;

●	reviewing developments in corporate governance practices;

●	evaluating the adequacy of our corporate governance practices and reporting;

●	reviewing management succession plans; and

●	developing and making recommendations to our board of directors regarding corporate governance guidelines and matters.

Director Nominations

Gemini’s board of directors will consider director candidates recommended for nomination by Gemini’s shareholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of shareholders (or, if applicable, a special meeting of shareholders). Gemini’s shareholders that wish to nominate a director for election to Gemini’s board of directors followed the procedures set forth in Gemini’s bylaws.

Gemini has not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors will consider educational background, diversity of professional experience, knowledge of Gemini’s business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of Gemini’s stockholders.

Compensation Committee Interlocks and Insider Participation

The compensation committee consists of Jean George, Dr. Tuyen Ong, and Dr. Jim Tananbaum. The Board has determined each member is a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act and an “outside director” as that term is defined in Section 162(m) of the Internal Revenue Code of 1986, as amended, or the Code. The Board has determined each member of the compensation committee, other than Dr. Jim Tananbaum, is independent under the Listing Standards. The Listing Standards provide that, under limited and exceptional circumstances, a director who is not a current officer or employee (or a family member of an officer or employee) of our company, but who does not otherwise meet the independence criteria, (i) may serve as a member of compensation committee if such membership is in the best interests of our company and our shareholders and (ii) such member does not serve longer than two years. The Board has elected to rely on this limited exception in appointing Dr. Jim Tananbaum as a member of the compensation committee. In making this election, the Board considered Dr. Tananbaum’s extensive experience in the life sciences industry and the marketplace for life science executives in making this decision. The chairperson of the compensation committee is Dr. Tuyen Ong. The primary purpose of the compensation committee is to discharge the responsibilities of the board of directors to oversee its compensation policies, plans and programs and to review and determine the compensation to be paid to its executive officers, directors and other senior management, as appropriate.

Specific responsibilities of the compensation committee will include:

●	reviewing and approving, or recommending that our board of directors approve, the compensation of our executive officers;

●	reviewing and recommending to our board of directors the compensation of our directors;

●	reviewing and approving, or recommending that our board of directors approve, the terms of compensatory arrangements with our executive officers;

●	administering our stock and equity incentive plans;

●	selecting independent compensation consultants and assessing whether there are any conflicts of interest with any of the committee’s compensation advisors;

●	reviewing and approving, or recommending that our board of directors approve, incentive compensation and equity plans, severance agreements, change-of-control protections and any other compensatory arrangements for our executive officers and other senior management, as appropriate;

●	reviewing and establishing general policies relating to compensation and benefits of our employees; and

●	reviewing our overall compensation philosophy.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our ordinary shares to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file.

The Company is not aware of any late or delinquent filings required under Section 16(a) of the Exchange Act in respect of the Company’s equity securities other than the following reports filed late due to administrative error: a Form 3 which inadvertently omitted Foresite Capital Fund V, L.P and Foresite Capital Management V LLC as beneficial owners of 3,018,750 shares of Class B Common Stock of FSDC; a Form 3 for James Tananbaum, which inadvertently omitted 3,018,750 shares of Class B Common Stock of FSDC; and a Form 4 of the Sponsor, Foresite Capital Fund V, L.P, Foresite Capital Management V LLC and James Tananbaum which inadvertently omitted 441,500 shares of Class A Common Stock of FSDC.

Code of Ethics and Committee Charters

We have adopted a Code of Ethics that applies to all of our directors, executive officers and employees that complies with the rules and regulations of the Nasdaq. Copies of our code of ethics and our board committee charters are available on our website (https://geminitherapeutics.com). You may review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the code of ethics will be provided without charge upon request to us in writing at 300 One Kendall Square, 3rd Floor Cambridge, MA or by telephone at 617-401-4400. If we make any amendments to our Code of Ethics other than technical, administrative or other non-substantive amendments, or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics applicable to our principal executive officer, principal financial officer principal accounting officer or controller or persons performing similar functions requiring disclosure under applicable SEC or Nasdaq rules, we will disclose the nature of such amendment or waiver on our website. The information included on our website, or any of the websites of entities that we are affiliated with, is not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.

Limitations on Liability and Indemnification of Officers and Directors

The Certificate of Incorporation limits the liability of the directors of Gemini to the fullest extent permitted by the DGCL, and the Bylaws provide that we will indemnify them to the fullest extent permitted by such law. We have entered and expect to continue to enter into agreements to indemnify our directors, executive officers and other employees as determined by our board of directors. Under the terms of such indemnification agreements, we are required to indemnify each of our directors and officers, to the fullest extent permitted by the laws of the state of Delaware, if the basis of the indemnitee’s involvement was by reason of the fact that the indemnitee is or was a director or officer of Gemini or any of its subsidiaries or was serving at Gemini’s request in an official capacity for another entity. We must indemnify our officers and directors against all reasonable fees, expenses, charges and other costs of any type or nature whatsoever, including any and all expenses and obligations paid or incurred in connection with investigating, defending, being a witness in, participating in (including on appeal), or preparing to defend, be a witness or participate in any completed, actual, pending or threatened action, suit, claim or proceeding, whether civil, criminal, administrative or investigative, or establishing or enforcing a right to indemnification under the indemnification agreement. The indemnification agreements also require us, if so requested, to advance within 10 days of such request all reasonable fees, expenses, charges and other costs that such director or officer incurred, provided that such person will return any such advance if it is ultimately determined that such person is not entitled to indemnification by us. Any claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us.

Item 11. Executive Compensation.

Prior to the consummation of the business combination, none of FSDC’s executive officers or directors received any cash compensation for services rendered to FSDC. In July 2020, the Sponsor transferred 30,000 Founders Shares to each of Mr. Carey, Dr. Dubin and Dr. Pakianathan. None of FSDC’s executive officers or directors have received any cash compensation for services rendered to us. Commencing August 11, 2020 through February 5, 2021, we paid the Sponsor $10,000 per month for office space, secretarial and administrative services provided to members of our management team. In addition, the Sponsor, executive officers and directors, or any of their respective affiliates were reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviewed on a quarterly basis all payments that were made to the Sponsor, executive officers or directors, or our or their affiliates. Any such payments prior to an initial business combination were made from funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, there were no additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, were paid by FSDC to the Sponsor, executive officers and directors, or any of their respective affiliates, prior to completion of our initial business combination.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth information regarding the beneficial ownership of the Common Stock as of March 15, 2021

●	each person who is known to be the beneficial owner of more than 5% of Gemini’s outstanding Common Stock immediately following the consummation of the Transactions;

●	each of Gemini’s current executive officers and directors;

●	all executive officers and directors of Gemini as a group following the consummation of the Transaction.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants (as applicable) that are currently exercisable or exercisable within 60 days. Unless otherwise indicated, Gemini believes that all persons named in the table have sole voting and investment power with respect to all Common Stock beneficially owned by them. Unless otherwise noted, the business address of each of the executive officers and directors of Gemini is 300 One Kendall Square, 3rd Floor, Cambridge, MA 02139. The percentage of shares beneficially owned if based on 42,998,664 shares of Common Stock outstanding after giving effect to the Transactions.

Name and Address of Beneficial Owner	Number of Shares	%
Directors and Officers:
Jason Meyenburg(1)	270,020	*
Brian Piekos	-
Scott Lauder(2)	169,230	*
Marc Uknis(3)	64,589	*
Jean George	-
Carl Gordon	-
David Lubner(4)	13,635
Tuyen Ong	-
Jason Rhodes	-
Jim Tananbaum(5)	4,870,250	11.3
All Directors and Executive Officers as a group (10 individuals)	5,376,806	12.5
Five Percent Holders:
FS Development Holdings, LLC(5)	4,870,250	11.3
Orbimed Private Investments VI, LP(6)	5,826,224	13.5
Entities affiliated with Atlas Ventures(7)	5,254,365	12.2
Entities affiliated with Lightstone Ventures(8)	4,836,106	11.2
Entities affiliated with Fidelity(9)	2,500,000	5.8

*	Less than one percent.

(1)	Represents shares of Common Stock that are exercisable as of March 15, 2021 or will become exercisable within 60 days of such date.

(2)	Represents shares issued as Merger consideration and shares of Common Stock that are exercisable as of March 15, 2021 or will become exercisable within 60 days of such date.

(3)	Represents shares of Common Stock that are exercisable as of March 15, 2021 or will become exercisable within 60 days of such date.

(4)	Represents shares of Common Stock that are exercisable as of March 15, 2021 or will become exercisable within 60 days of such date.

(5)

FS Development Holdings, LLC is the record holder of 4,870,250 shares reported herein, including 1,500,000 shares issued in the PIPE Investment. Foresite Capital Management V, LLC (“FCM V”), is the general partner of Foresite Capital Fund V LP (“FCM V LP”) and Foresite Capital Opportunity Management V, LLC (“FCOM V”) is the general partner of Foresite Capital Opportunity Fund V, L.P. (“FCOM LP”), with FCM LP and FCOM LP being the sole members of FS Development Holdings, LLC. FCM V and FCOM V, as general managers of the sole members, have voting and investment discretion with respect to the common stock held of record by FS Development Holdings, LLC. Dr. Tananbaum, in his capacity as managing member of FCM V and FCOM V, may be deemed to have voting and investment discretion over these shares. Each of FCM V LP, FCOM LP, FCM V, FCOM V and Dr. Tananbaum disclaim beneficial ownership of these shares except to the extent of any pecuniary interest therein.

(6)	Represents 5,316,224 shares issued as Merger Consideration to OrbiMed Private Investments VI, LP pursuant to the Agreement and Plan of Merger, dated as of October 15, 2020, by and among Gemini Therapeutics, Inc., FS Development Corp., FSG Merger Sub Inc. and Shareholder Representative Services LLC. Also represents 510,000 shares issued in the private placement of public securities (“PIPE”) investment. OrbiMed Capital GP VI LLC, or GP VI, is the general partner of OrbiMed Private Investments VI, LP, or OPI VI. OrbiMed Advisors LLC, or OrbiMed Advisors, is the managing member of GP VI. By virtue of such relationships, OrbiMed Advisors and GP VI may be deemed to have voting and investment power with respect to the shares held by OPI VI and as a result may be deemed to have beneficial ownership of these shares. OrbiMed Advisors exercises investment and voting power through a management committee comprised of Carl Gordon, Sven H. Borho, and Jonathan T. Silverstein, each of whom disclaims beneficial ownership of the shares held by OPI VI.

(7)	Represents 4,744,365 shares issued as Merger consideration (4,015,045 shares to Atlas Venture Fund X, L.P. (“Atlas Fund X”) and 729,320 shares to Atlas Venture Opportunity Fund I, L.P. (“Atlas Fund I”)) pursuant to the Agreement and Plan of Merger, dated as of October 15, 2020, by and among Gemini Therapeutics, Inc., FS Development Corp., FSG Merger Sub Inc. and Shareholder Representative Services LLC. Atlas Venture Associates X, L.P. is the general partner of Atlas Fund X, and Atlas Venture Associates X, LLC is the general partner of Atlas Venture Associates X, L.P. Each of Atlas Fund X, Atlas Venture Associates X, L.P., and Atlas Venture Associates X, LLC may be deemed to beneficially own the shares held by Atlas Fund X. Each of Atlas Venture Associates X, L.P. and Atlas Venture Associates X, LLC disclaim Section 16 beneficial ownership of the securities owned by Atlas Fund X, except to the extent of its pecuniary interest therein, if any. Atlas Venture Associates Opportunity I, L.P. is the general partner of Atlas Fund I, and Atlas Venture Associates Opportunity I, LLC, or AVAO, LLC, is the general partner of Atlas Venture Associates Opportunity I, L.P. Each of Atlas Fund I, Atlas Venture Associates Opportunity I, L.P. and AVAO, LLC may be deemed to beneficially own the shares held by Atlas Fund I. Each of Atlas Venture Associates Opportunity I, L.P. and AVAO LLC disclaim Section 16 beneficial ownership of the securities owned by Atlas Fund I, except to the extent of its pecuniary interest therein, if any. Also represents 510,000 shares issued in the private placement of public securities (“PIPE”) on February 5, 2021 to Atlas Venture Fund XII, L.P. (“Atlas Fund XII”). The general partner of Atlas Fund XII is Atlas Venture Associates XII, L.P. (“AVA XII LP”). Atlas Venture Associates XII, LLC (“AVA XII LLC”) is the general partner of AVA XII LP. Each of Atlas Fund XII, AVA XII LP, and AVA XII LLC may be deemed to beneficially own the shares held by Atlas Fund XII. Each of AVA XII LP and AVA XII LLC disclaim Section 16 beneficial ownership of the securities owned by Atlas Fund XII, except to the extent of its pecuniary interest therein, if any.

(8)	Represents 4,436,106 shares issued as Merger Consideration (1,308,198 shares to Lightstone Singapore, L.P. (“LV Singapore”), 375,040 shares to Lightstone Ventures (A), L.P. (“LV(A) LP”) and 2,752,868 shares to Lightstone Ventures, L.P. (“LV LP”)) pursuant to the Agreement and Plan of Merger, dated as of October 15, 2020, by and among Gemini Therapeutics, Inc., FS Development Corp., FSG Merger Sub Inc. and Shareholder Representative Services LLC. LSV Associates, LLC (LSV Associates) is the General Partner of LV Singapore, LV LP and LV(A) LP. As the individual general partners of LSV Associates, Michael A. Carusi, Jean M. George and Henry A. Plain Jr. share voting and dispositive power with respect to the shares held of record by LV Singapore, LV LP and LV(A) LP. Also represents 400,000 shares issued in the private placement of public securities (“PIPE”) on February 5, 2021. LSV Associates is the General Partner of LV Singapore, LV LP and LV(A) LP. As the individual general partners of LSV Associates, Michael A. Carusi, Jean M. George and Henry A. Plain Jr. share voting and dispositive power with respect to the shares held of record by LV Singapore, LV LP and LV(A) LP.

(9)	Represents shares issued in the PIPE Investment. Fidelity Management & Research Company, or Fidelity, 82 Devonshire Street, Boston, Massachusetts 02109, a wholly owned subsidiary of FMR LLC and an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, is the beneficial owner of such shares of common stock as a result of acting as investment adviser to various investment companies registered under Section 8 of the Investment Company Act of 1940. Abigail P. Johnson is a Director, the Chairman, the Chief Executive Officer and the President of FMR LLC. Members of the Johnson family, including Abigail P. Johnson, are the predominant owners, directly or through trusts, of Series B voting common shares of FMR LLC, representing 49% of the voting power of FMR LLC. The Johnson family group and all other Series B shareholders have entered into a shareholders’ voting agreement under which all Series B voting common shares will be voted in accordance with the majority vote of Series B voting common shares. Accordingly, through their ownership of voting common shares and the execution of the shareholders’ voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR LLC. Neither FMR LLC nor Abigail P. Johnson has the sole power to vote or direct the voting of the shares owned directly by the various investment companies registered under the Investment Company Act (“Fidelity Funds”) advised by Fidelity, which power resides with the Fidelity Funds’ Boards of Trustees. Fidelity carries out the voting of the shares under written guidelines established by the Fidelity Funds’ Boards of Trustees.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On June 30, 2020 the Sponsor purchased an aggregate of 2,875,000 Founders Shares for a total purchase price of $25,000, or approximately $0.009 per share. In July 2020, the Sponsor transferred 30,000 Founders Shares to each of Mr. Carey, Dr. Dubin and Dr. Pakianathan. On August 11, 2020, we effected a 1:1.05 stock split of our Class B Common Stock, resulting in the Sponsor holding 2,928,750 Founders Shares and there being an aggregate of 3,018,750 Founders Shares outstanding. The number of Founders Shares outstanding was determined based on the expectation that the total size of the Initial Public Offering would be a maximum of 12,075,000 Class A shares if the underwriters’ over-allotment option is exercised in full, and therefore that such Founders Shares would represent 20% of the issued and outstanding shares of common stock (excluding the Private Placement Shares) after such offering.

The Sponsor purchased 441,500 Private Placement Shares at a price of $10.00 per share, or $4,415,000 in the aggregate, in a private placement that closed simultaneously with the FS Development IPO. The Private Placement Shares may not, subject to certain limited exceptions, be transferred, assigned or sold until 30 days after the completion of our initial business combination.

Until the completion of our initial business combination we utilized office space at 600 Montgomery Street, Suite 4500, San Francisco, California 94111 from the Sponsor. Following the closing of the Initial Public Offering, we paid the Sponsor $10,000 per month for office space, secretarial and administrative services provided to members of our management team pursuant to the terms of an administrative services agreement between us and the Sponsor. Upon completion of our initial business combination, we ceased paying these monthly fees.

No compensation of any kind, including finder’s and consulting fees, were paid by the Company to the Sponsor, executive officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of an initial business combination. However, these individuals were reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviewed on a quarterly basis all payments that were made to the Sponsor, officers, directors or our or their affiliates.

The Sponsor loaned us $200,000 to be used for a portion of the expenses of the Initial Public Offering. These loans were non-interest bearing, unsecured and were due at the earlier of December 31, 2020 or the closing of the Initial Public Offering. These loans were fully repaid on August 14, 2020.

In addition, in order to finance transaction costs in connection with an intended initial business combination, the Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required on a non-interest basis. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into private placement shares of the post business combination entity at a price of $10.00 per shares at the option of the lender. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2020, there are no loans outstanding.

Any of the foregoing payments to the Sponsor, repayments of loans from the Sponsor or repayments of working capital loans prior to our initial business combination will be made using funds held outside the trust account.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company. The directors of the post-combination business will determine executive and director compensation.

In connection with the Business Combination, as part of the PIPE Investment, an affiliate of our Sponsor entered into a subscription agreement to purchase 1,500,000 shares of our Class A Common Stock at a purchase price of $10 per share in a private placement that occurred concurrently with the consummation of our initial business combination. The affiliate of our Sponsor assigned to the Sponsor its obligation to purchase its shares under the subscription agreement so that on the Closing the Sponsor purchased such shares. At the time of the FS Development IPO, the Sponsor had originally indicated an interest to purchase up to $25 million of shares in connection with FSDC’s initial business combination. This purchase of 1,500,000 shares represents the Sponsor’s allocation of shares in the PIPE Investment. The funds from such private placement were used as part of the consideration to the sellers in our initial business combination, and any excess funds from such private placement would be used for working capital in the post-transaction company.

We have entered into a registration rights agreement (the “existing registration rights agreement”) with respect to the Founders Shares and Private Placement Shares. Pursuant to such agreement, we will be obligated to register up to 3,520,250 shares of Class A Common Stock. The number of shares of Class A Common Stock includes (i) 2,928,750 shares of Class A Common Stock to be issued upon conversion of the Founders Shares, (ii) 441,500 Private Placement Shares and (iii) 150,000 shares of Class A Common Stock issued upon conversion of working capital loans. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial business combination. We will bear the expenses incurred in connection with the filing of any such registration statements. As part of the registration rights agreement, certain holders of registrable securities agreed to a lock-up period of one year from the Closing of the Business Combination.

In connection with the Closing of the Business Combination, the Initial Stockholders and certain other stockholders entered into the Registration Rights Agreement with FSDC and Old Gemini that replaced the existing registration rights agreement. Pursuant to such agreement, certain stockholders of FSDC and Old Gemini can each demand that the Gemini register their registrable securities under certain circumstances and will each also have piggyback registration rights for these securities. In addition, following the Closing, Gemini is required to file and maintain an effective registration statement under the Securities Act covering such securities and certain other securities of Gemini. The registration of these securities will permit the public sale of such securities, subject to certain contractual restrictions imposed by such agreement and the Merger Agreement.

In connection with the execution of the Merger Agreement, the Initial Stockholders entered into support agreements with FSDC, Old Gemini and Sponsor. Under such support agreements, each such stockholder agreed to vote, at any meeting of the stockholders of the Company, and in any action by written consent of the stockholders of the Company, all of such stockholder’s Class B Common Stock of FSDC (i) in favor of (A) the Merger Agreement, (B) certain proposals requiring approval by the stockholders of the Company in connection with Business Combination, and (C) the transactions contemplated by the Merger Agreement and the Company Support Agreement, and (ii) in favor of any other matter reasonably necessary to the consummation of the transactions contemplated by the Merger Agreement and the approval of such stockholder proposals. In addition, such support agreements prohibit each such stockholder from, among other things, selling, assigning or transferring any Class B Common Stock of FSDC held by such stockholder or taking any action that would prevent or disable such stockholder from performing its obligations under the support agreement.

On the Closing Date, Gemini, the Sponsor and the Major Gemini Investors (collectively, the “Voting Parties”) entered into a Voting Agreement, pursuant to which each Voting Party agrees to vote all voting securities of Gemini that it owns from time to time and that it may vote in an election of the Company’s directors (collectively, “Voting Shares”) in accordance with the provisions of the Voting Agreement, whether at a regular or special meeting of stockholders.

Pursuant to the Voting Agreement, the post-Closing Board shall be comprised of seven directors, which must include Jason Meyenburg, Dr. Jim Tananbaum and Dr. Carl Gordon, divided into three classes, designated Class I, II and III, with Class I consisting of two directors, Class II consisting of three directors and Class III consisting of two Directors. Jean George and Dr. Carl Gordon shall constitute the initial members of Class I and shall be nominated in Class I, the members of which shall have an initial term that expires at the annual meeting of stockholders of Gemini held in 2021; David Lubner, Dr. Tuyen Ong and Jason Rhodes shall constitute the initial members of Class II and shall be nominated in Class II, the members of which shall have an initial term that expires at the annual meeting of stockholders of Gemini held in 2022; and Jason Meyenburg and Dr. Jim Tananbaum shall constitute the initial members of Class III and shall be nominated in Class III, the members of which shall have an initial term that expires at the annual meeting of stockholders of Gemini held in 2023.

Pursuant to the Voting Agreement, until the earlier of (i) fifth anniversary of the Closing Date or (ii) the date on which Sponsor owns less than 1,217,563 shares of Common Stock, at each annual or special meeting of stockholders of Gemini, Sponsor shall have the right to designate for election as a member of the Board, and the Board (including any committee thereof) shall nominate (and recommend for election and include such recommendation in a timely manner in any proxy statement or other applicable announcement to Gemini’s stockholders), one individual to serve as a Class III Director. If Sponsor ceases to be entitled to nominate any directors, then such directors shall be nominated by the Board and approved by the holders of the outstanding shares of Common Stock.

Pursuant to the Voting Agreement, Old Gemini shall have the authority to appoint four directors to the Board, with such procedures as are determined by Old Gemini’s Board.

All directors elected pursuant to the terms of the Voting Agreement shall be removed from the Board only upon the vote or written consent of the Voting Party that is entitled to nominate, appoint or elect such director. Upon any decrease in the rights of any such Voting Party to nominate, appoint or elect any director, the applicable Voting Party shall promptly cause the removal or resignation of an applicable directors if requested by the Board. Upon any individual elected to serve as a director pursuant to the Voting Agreement ceasing to be a member of the Board, whether by death, resignation or removal or otherwise, only the Voting Party that was entitled to nominate, appoint or elect such individual shall have the right to fill any resulting vacancy in the Board; provided that such Voting Party still has the right to nominate, appoint or elect the applicable director.

Director Independence

The rules of the Nasdaq require that a majority of the our Board be independent. An “independent director” is defined generally as a person other than an executive officer or employee of us or any other individual having a relationship which, in the opinion of the issuer’s board of directors, would interfere with the exercise of independent judgement in carrying out the responsibilities of a director. The Board has determined that each individual who serves on the Board, other than Mr. Meyenburg and Dr. Tananbaum, qualifies as an independent director under Nasdaq listing standards.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of fees paid to WithumSmith+Brown, PC, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees billed by WithumSmith+Brown, PC for audit fees, inclusive of required filings with the SEC for the period from June 25, 2020 (inception) through December 31, 2020, and of services rendered in connection with our initial public offering, totaled $122,365.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. We did not pay WithumSmith+Brown, PC any audit-related fees during the period from June 25, 2020 (inception) through December 31, 2020.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We did not pay WithumSmith+Brown, PC any tax fees during the period from June 25, 2020 (inception) through December 31, 2020.

All Other Fees. All other fees consist of fees billed for all other services. We did not pay WithumSmith+Brown, PC any other fees during the period from June 25, 2020 (inception) through December 31, 2020.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this report:

(1)	Financial Statements

Reference is made to the Index to Financial Statements of the Company under Item 8 of Part II above.

(2)	Financial Statement Schedule

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial, not required, or the required information is presented in the financial statements and notes thereto in Item 8 of Part II above.

(3)	Exhibits

We hereby file as part of this report the exhibits listed in the attached Exhibit Index.

Exhibit Index

Exhibit No.	Description
2.1†	Merger Agreement, dated as of October 15, 2020, by and among Gemini Therapeutics, Inc., Shareholder Representative Services LLC, FS Development Corp., and FSG Merger Sub Inc. (incorporated by reference to Annex A to the Proxy Statement/Prospectus).

3.1	Amended and Restated Articles of Incorporation of Gemini Therapeutics, Inc. (incorporated by reference to Annex B to the Proxy Statement/Prospectus).

3.2	Amended and Restated By-laws of Gemini Therapeutics, Inc. (incorporated by reference to Annex C to the Proxy Statement/Prospectus).

4.1	Form of Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Form S-4/A filed on January 19, 2021).

10.1	Registration Rights Agreement, dated February 5, 2021, by and among Gemini Therapeutics, Inc. and the stockholders party thereto (incorporated by reference to Exhibit 10.1 on Form 8-A12B/A filed on February 5, 2021.)

10.2	Voting Agreement, dated February 5, 2021, by and among Gemini Therapeutics, Inc. and the other parties thereto. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 11, 2021).

10.3	Lockup Agreement, dated February 5, 2021, by and among Gemini Therapeutics, Inc. and the other parties thereto (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on February 11, 2021).

10.4	Gemini 2021 Stock Option and Incentive Plan (incorporated by reference to Annex D to the Proxy Statement/Prospectus).

10.5	Forms of Award Agreements under the Gemini 2021 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on February 11, 2021).

10.6	Form of Indemnification Agreement for Directors of Gemini Therapeutics, Inc. (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on February 11, 2021).

10.7	Form of Indemnification Agreement for Executive Officers of Gemini Therapeutics, Inc. (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on February 11, 2021).

10.8	Escrow Agreement (Shareholder Representative), dated as of February 5, 2021, by and among FS Development Holdings, LLC, FS Development Corp., Shareholder Representative Services LLC and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.2 on Form 8-A12B/A filed on February 5, 2021).

10.9	Form of Subscription Agreement (incorporated by reference to Annex E to the Proxy Statement/Prospectus).

10.10	Employment Agreement, dated January 21, 2021, by and between Gemini Therapeutics, Inc. and Jason Meyenburg (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed on February 11, 2021).

10.11	Employment Agreement, dated December 24, 2020, by and between Gemini Therapeutics, Inc. and Dr. Marc Uknis (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed on February 11, 2021).

10.12	Employment Agreement, dated January 22, 2021, by and between Gemini Therapeutics, Inc. and Dr. Scott Lauder (incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K filed on February 11, 2021).

16.1	Withum’s Letter to the Securities and Exchange Commission, dated February 11, 2021 (incorporated by reference to Exhibit 16.1 to the Registrant’s Current Report on Form 8-K filed on February 11, 2021).

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Registrant’s Current Report on Form 8-K filed on February 11, 2021).

24*	Power of Attorney (included on signature page of this report).

31.1*	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*+	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*+	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

†	Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

*	Filed herewith.

+	The certifications furnished in Exhibit 32.1 and Exhibit 32.2 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

FS DEVELOPMENT CORP.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

FS Development Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of FS Development Corp. (the “Company”) as of December 31, 2020, the related statements of operations, changes in stockholders’ equity and cash flows for the period from June 25, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from June 25, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statement, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2020.

New York, New York

March 29, 2021

FS DEVELOPMENT CORP.

BALANCE SHEET

December 31, 2020

Assets:
Current assets:
Cash	$1,212,084
Prepaid expenses	125,948
Total current assets	1,338,032
Cash equivalents held in Trust Account	120,754,533
Total Assets	$122,092,565

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$4,653
Accrued expenses	492,588
Franchise tax payable	100,324
Total current liabilities	597,565
Deferred underwriting commissions	4,226,250
Total liabilities	4,823,815

Commitments and Contingencies

Class A common stock, $0.0001 par value; 11,226,874 shares subject to possible redemption at $10.00 per share	112,268,740

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 1,289,626 shares issued and outstanding (excluding 11,226,874 shares subject to possible redemption)	129
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 3,018,750 shares issued and outstanding	302
Additional paid-in capital	5,812,074
Accumulated deficit	(812,495)
Total stockholders’ equity	5,000,010
Total Liabilities and Stockholders’ Equity	$122,092,565

The accompanying notes are an integral part of these financial statements.

FS DEVELOPMENT CORP.

STATEMENT OF OPERATIONS

For the Period from June 25, 2020 (inception) through December 31, 2020

General and administrative expenses	$716,705
Franchise tax expense	100,323
Operating Expenses	(817,028)
Interest earned on cash equivalents held in Trust Account	4,533
Loss before income tax expense	(812,495)
Income tax benefit	-
Net Loss	(812,495)

Weighted average shares outstanding of Class A common stock subject to redemption	12,075,000
Basic and diluted net income per share, Class A common stock subject to redemption	$0.00
Weighted average shares outstanding of Class B common stock and non-redeemable Class A common stock	3,257,081
Basic and diluted net loss per share, Class B common stock and non-redeemable Class A common stock	$(0.25)

The accompanying notes are an integral part of these financial statements.

FS DEVELOPMENT CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Period from June 25, 2020 (inception) through December 31, 2020

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - June 25, 2020 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B common stock to initial stockholders	-	-	3,018,750	302	24,698	-	25,000
Sale of units in initial public offering, gross	12,075,000	1,208	-	-	120,748,792	-	120,750,000
Offering costs	-	-	-	-	(7,108,755)	-	(7,108,755)
Sale of private placement warrants to Sponsor in private placement	441,500	44	-	-	4,414,956	-	4,415,000
Common stock subject to possible redemption	(11,226,874)	(1,123)	-	-	(112,267,617)	-	(112,268,740)
Net loss	-	-	-	-	-	(812,495)	(812,495)
Balance - December 31, 2020	1,289,626	$129	3,018,750	$302	$5,812,074	$(812,495)	$5,000,010

The accompanying notes are an integral part of these financial statements.

FS DEVELOPMENT CORP.

STATEMENT OF CASH FLOWS

For the Period from June 25, 2020 (inception) through December 31, 2020

Cash Flows from Operating Activities:
Net loss	$(812,495)
Interest earned on cash equivalents held in Trust Account	(4,533)
Changes in operating assets and liabilities:
Prepaid expenses	(125,948)
Accounts payable	3,653
Franchise tax payable	100,324
Accrued expenses	422,588
Net cash used in operating activities	(416,411)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(120,750,000)
Net cash used in investing activities	(120,750,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	25,000
Proceeds from note payable to related party	200,000
Repayment of note payable to related party	(200,000)
Proceeds received from initial public offering, gross	120,750,000
Proceeds received from private placement	4,415,000
Offering costs paid	(2,811,505)
Net cash provided by financing activities	122,378,495

Net increase in cash	1,212,084

Cash - beginning of the period	-
Cash - end of the period	$1,212,084

Supplemental disclosure of noncash activities:
Offering costs included in accounts payable	$1,000
Offering costs included in accrued expenses	$70,000
Deferred underwriting commissions in connection with the initial public offering	$4,226,250
Initial value of Class A common stock subject to possible redemption	$113,053,770
Change in value of Class A common stock subject to possible redemption	$(785,030)

The accompanying notes are an integral part of these financial statements.

FS DEVELOPMENT CORP.

NOTES TO THE FINANCIAL STATEMENTS

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

As of December 31, 2020, the Company had not commenced any operations. All activity for the period from June 25, 2020 (inception) through December 31, 2020 relates to the Company’s formation and the initial public offering (“Initial Public Offering”) and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

The Company will provide the holders of the Company’s outstanding Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” The Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the Initial Stockholders (as defined below) have agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Stockholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

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

Business Combination

On February 5, 2021 (the “Closing Date”), subsequent to the end of the fiscal year ended December 31, 2020, the Company consummated the previously announced business combination (the “Business Combination”) pursuant to the terms of the Agreement and Plan of Merger, dated as of October 15, 2020 (as amended, supplemented or otherwise modified from time to time, the “Merger Agreement”), by and among Gemini Therapeutics, Inc., a Delaware corporation (“Old Gemini”), Shareholder Representative Services LLC, a Colorado limited liability company solely in its capacity as the representative, agent and attorney-in-fact of the Company Securityholders (the “Stockholders’ Representative”), the Company and FSG Merger Sub Inc., a Delaware corporation (“Merger Sub”).

On the day prior to the Closing Date, Old Gemini changed its name to “Gemini Therapeutics Sub, Inc.” Pursuant to the Merger Agreement, on the Closing Date, (i) FSDC changed its name to “Gemini Therapeutics, Inc.” (together with its consolidated subsidiaries, “Gemini”), and (ii) Old Gemini merged with and into Merger Sub (the “Merger”), with Old Gemini as the surviving company in the Merger and, after giving effect to such Merger, Old Gemini becoming a wholly-owned subsidiary of Gemini.

In accordance with the terms and subject to the conditions of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), (i) all shares of Old Gemini’s Series B Preferred Stock (including shares of Series B Preferred Stock issued upon conversion of outstanding convertible promissory notes), Series A Preferred Stock and Common Stock (collectively, “Old Gemini Stock”) issued and outstanding immediately prior to the Effective Time, whether vested or unvested, was converted into the right to receive their pro rata portion of the 17,942,274 shares of FSDC Class A Common Stock (the “Common Stock”) issued as Merger consideration (the “Merger Consideration”), provided that 2,150,000 shares of Common Stock are being held in escrow for a period of 12 months to satisfy any indemnification obligations of Old Gemini under the Merger Agreement; (ii) each option exercisable for Old Gemini Stock that was outstanding immediately prior to the Effective Time was assumed and continues in full force and effect on the same terms and conditions as were previously applicable to such options, subject to adjustments to exercise price and number of shares Common Stock issuable upon exercise based on the final conversion ratio calculated in accordance with the Merger Agreement, and (iii) 4,264,341 shares of Common Stock were reserved for issuance under the newly adopted 2021 Stock Option and Incentive Plan (the “2021 Plan”).

All references herein to the “Closing” refer to the closing of the transactions contemplated by the Merger Agreement (the “Transactions”), including the Merger and the transactions contemplated by the subscription agreements entered into by the Company and certain investors (the “PIPE Investors”) pursuant to which the PIPE Investors collectively committed to subscribe for, and did subscribe for, an aggregate of 9,506,000 shares of Common Stock for an aggregate purchase price of $95,060,000 (the “PIPE Investment”).

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars, in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

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

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of December 31, 2020, the Company had approximately $1.2 million in its operating bank account, approximately $5,000 of interest income available in the Trust Account to pay the Company’s franchise and income tax obligations and working capital of approximately $740,000. Further, the Company has incurred significant costs in pursuit of its acquisition plans.

The Company’s liquidity needs to date have been satisfied through the $25,000 capital contribution to purchase Founder Shares (as defined below) by the Sponsor, the loan proceeds under a promissory note of $200,000 from the Sponsor to cover the Company’s offering costs in connection with the Initial Public Offering, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The balance of the promissory note was fully repaid on August 14, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of December 31, 2020, there were no amounts outstanding under any Working Capital Loans.

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

Note 2—Basis of Presentation and Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $120,754,533 in cash equivalents held in the Trust Account as of December 31, 2020.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the Federal depository insurance coverage of $250,000, and investments held in Trust Account. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Investments Held in the Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these investments are included in net gain from investments held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information, other than for investments in open-ended money market funds with published daily net asset values (“NAV”), in which case the Company uses NAV as a practical expedient to fair value. The NAV on these investments is typically held constant at $1.00 per unit.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

As of December 31, 2020, the carrying values of cash, accounts payable, accrued expenses and franchise tax payable approximate their fair values due to the short-term nature of the instruments.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the FASB ASC Topic 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A – “Expenses of Offering.” Offering costs consist of costs incurred in connection with the formation and preparation for the Initial Public Offering. These costs, together with the underwriting discount, were charged to additional paid-in capital upon the completion of the Initial Public Offering.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2020, 11,226,874 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Net Loss Per Common Share

Net loss per common share of common stock is computed by dividing net loss applicable to stockholders by the weighted average number of shares of common stock outstanding during the periods. The Company’s statement of operations includes a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per common share, basic and diluted for Class A common stock subject to redemption is calculated by dividing the net gain from investments held in the Trust Account of approximately $4,500, net of applicable franchise taxes of approximately $4,500 for the period from June 25, 2020 (inception) through December 31, 2020, by the weighted average number of shares of Class A common stock subjection to redemption that is outstanding for the period. Net loss per common share, basic and diluted for Class B common stock and non-redeemable Class A common stock for the period from June 25, 2020 (inception) through December 31, 2020 is calculated by dividing the general and administration expenses of approximately $717,000 and franchise taxes of approximately $95,000, resulting in a net loss of approximately $812,000, by the weighted average number of Class B common stock and non-redeemable Class A common stock outstanding for the period.

Income Taxes

The Company complies with the accounting and reporting requirements of FASB ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have an effect on the Company’s financial statements.

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

Forward Purchase Agreement

In connection with the execution of the Merger Agreement, an affiliate of the Sponsor entered into a subscription agreement to purchase 1,500,000 shares of Class A Common Stock at a purchase price of $10 per share in a private placement that would occur concurrently with the closing of the Merger (the “Closing”). In addition, the Initial Stockholders entered into the Parent Support Agreement in which they agreed to vote, the affiliate of the Sponsor has assigned to the Sponsor its obligation to purchase its shares under the subscription agreement so that the Sponsor will purchase 1,500,000 of such shares at the Closing. At the time of the Initial Public Offering, the Sponsor had originally indicated an interest to purchase up to $25.0 million of shares in connection with the initial business combination. This purchase of 1,500,000 shares represents the Sponsor’s allocation of shares in the PIPE Investment at any meeting of the stockholders of the Company, and in any action by written consent of the stockholders of the Company, all of such holders’ Class A common stock and Class B common stock (i) in favor of the Merger Agreement, each of the Parent Proposals (as defined in the Merger Agreement) and the transactions contemplated by the Merger Agreement and the Parent Support Agreement, and (ii) in favor of any other matter reasonably necessary to the consummation of the transactions contemplated by the Merger Agreement and the approval of the Parent Proposals. Also, in connection with the Closing, the Sponsor and certain other stockholders will enter into a Voting Agreement with the Company and the Initial Stockholders and certain other stockholders will enter into a Registration Rights Agreement with the Company that will replace the existing registration rights agreement in its entirety. See Note 8 for a discussion of certain agreements entered into, or to be entered into, in connection with the execution of the Merger Agreement.

Administrative Services Agreement

The Company has entered into an agreement that provides that, commencing on the date that the Company’s securities are first listed on Nasdaq and continuing until the earlier of the Company’s consummation of a Business Combination and the Company’s liquidation, the Company will pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to members of the Company’s management team. The Company incurred approximately $50,000 in administrative expenses under the agreement, which is recognized in the accompanying statement of operations for the period from June 25, 2020 (inception) through December 31, 2020 within general and administrative expense.

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

Note 5—Commitments and Contingencies

Registration Rights

The holders of Founder Shares and Private Placement Shares that may be issued upon conversion of Working Capital Loans, if any, will be entitled to registration rights pursuant to a registration rights agreement. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements. In connection with the Closing, the Initial Stockholders and certain other stockholders will enter into a Registration Rights Agreement with us that will replace the existing registration rights agreement in its entirety. See Note 8.

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

Note 6—Stockholders’ Equity

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2020, there were 12,516,500 Class A common stock outstanding, including 11,226,874 Class A common stock subject to possible conversion were classified as temporary equity in the accompanying balance sheet.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. On June 30, 2020, the Company issued 2,875,000 shares of Class B common stock. On August 11, 2020, the Company effected a 1:1.05 stock split of the Class B common stock, resulting in an aggregate of 3,018,750 shares of Class B common stock outstanding, including an aggregate of up to 393,750 shares of Class B common stock that were subject to forfeiture by the Sponsor, to the Company by the Initial Stockholders for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Initial Stockholders would collectively own 20% of the Company’s issued and outstanding common stock (excluding the Private Placement Shares) after the Initial Public Offering (excluding the Private Placement Shares). All shares and the associated amounts have been retroactively restated to reflect the aforementioned stock split. On August 14, 2020, the underwriter exercised the over-allotment option; thus, these Founder Shares were no longer subject to forfeiture.

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

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2020, there were no shares of preferred stock issued or outstanding.

Note 7—Income Taxes

The Company’s taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative expenses are generally considered start-up costs and are not currently deductible. There was no income tax expense for the period from June 25, 2020 (inception) through December 31, 2020.

The income tax provision (benefit) consists of the following for the period from June 25, 2020 (inception) through December 31, 2020:

Current
Federal	$-
State	-
Deferred
Federal	(170,624)
State	-
Valuation allowance	170,624
Income tax provision	$-

The Company’s net deferred tax assets are as follows as of December 31, 2020:

Deferred tax assets:
Start-up/Organization costs	$150,508
Net operating loss carryforwards	20,116
Total deferred tax assets	170,624
Valuation allowance	(170,624)
Deferred tax asset, net of allowance	$-

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance.

There were no unrecognized tax benefits as of December 31, 2020. No amounts were accrued for the payment of interest and penalties at December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate (benefit) is as follows for the period from June 25, 2020 (inception) through December 31, 2020:

Statutory Federal income tax rate	21.0%
Change in Valuation Allowance	(21.0)%
Income Taxes Benefit	0.0%

Note 8—Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were available to be issued. Based on this evaluation, the Company identified the following subsequent event for disclosure.

The transaction contemplated by the Merger Agreement, dated October 15, 2020, closed on February 5, 2021 (the “Closing Date”) pursuant to the terms of the Merger Agreement. On the day prior to the Closing Date, Old Gemini changed its name to “Gemini Therapeutics Sub, Inc.” Pursuant to the Merger Agreement, on the Closing Date, (i) FSDC changed its name to “Gemini Therapeutics, Inc.” (together with its consolidated subsidiaries, “New Gemini”), and (ii) Old Gemini merged with and into Merger Sub (the “Merger”), with Old Gemini as the surviving company in the Merger and, after giving effect to such Merger, Old Gemini becoming a wholly-owned subsidiary of New Gemini.

In accordance with the terms and subject to the conditions of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), (i) all shares of Old Gemini’s Series B Preferred Stock (including shares of Series B Preferred Stock issued upon conversion of outstanding convertible promissory notes), Series A Preferred Stock and Common Stock (collectively, “Old Gemini Stock”) issued and outstanding immediately prior to the Effective Time, whether vested or unvested, was converted into the right to receive their pro rata portion of the 17,942,274 shares of FSDC Class A Common Stock (the “Common Stock”) issued as Merger consideration (the “Merger Consideration”), provided that 2,150,000 shares of Common Stock are being held in escrow for a period of 12 months to satisfy any indemnification obligations of Old Gemini under the Merger Agreement; (ii) each option exercisable for Old Gemini Stock that was outstanding immediately prior to the Effective Time was assumed and continues in full force and effect on the same terms and conditions as were previously applicable to such options, subject to adjustments to exercise price and number of shares Common Stock issuable upon exercise based on the final conversion ratio calculated in accordance with the Merger Agreement, and (iii) 4,264,341 shares of Common Stock were reserved for issuance under the newly adopted 2021 Stock Option and Incentive Plan.

On the Closing Date, pursuant to the subscription agreements entered into by the Company and the PIPE Investors (including the Sponsor), the PIPE Investors subscribed for an aggregate of 9,506,000 shares of Common Stock for an aggregate purchase price of $95,060,000.

In connection with the closing of the Business Combination, the Initial Stockholders and certain other stockholders entered into the Registration Rights Agreement with the Company and Old Gemini that replaced the existing registration rights agreement. Pursuant to such agreement, certain stockholders of FSDC and Old Gemini can each demand that the Company register their registrable securities under certain circumstances and will each also have piggyback registration rights for these securities. In addition, following the Closing, the Company is required to file and maintain an effective registration statement under the Securities Act covering such securities and certain other securities of the Company. The registration of these securities will permit the public sale of such securities, subject to certain contractual restrictions imposed by such agreement and the Merger Agreement.

Refer to the Company’s Current Report on Form 8-K, filed with the SEC on February 11, 2021 for additional information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEMINI THERAPEUTICS, INC.

Date: March 29, 2021	By:	/s/ Jason Meyenburg
Jason Meyenburg
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jason Meyenburg, his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jason Meyenburg	Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2021
Jason Meyenburg

/s/ Brian Piekos	Principal Financial and Principal Accounting Officer	March 29, 2021
Brian Piekos

/s/ Jim Tananbaum	Director	March 29, 2021
Dr. Jim Tananbaum

/s/ Carl Gordon	Director	March 29, 2021
Dr. Carl Gordon

/s/ Jean George	Director	March 29, 2021
Jean George

/s/ David Lubner	Director	March 29, 2021
David Lubner

/s/ Tuyen Ong	Director	March 29, 2021
Dr. Tuyen Ong

/s/ Jason Rhodes	Director	March 29, 2021
Jason Rhodes