Form 10-Q
period 2021-03-31
Gemini Therapeutics, Inc. /DE
filed 2021-05-13
CIK 1816736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________

Commission File Number: 001-39438

GEMINI THERAPEUTICS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	85-1612845
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
300 One Kendall Square, 3rd Floor Cambridge, MA	02139
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 401-4400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	GMTX	The Nasdaq Global Market

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

As of May 11, 2021, the registrant had 43,052,865 shares of common stock, $.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Gemini Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share amounts)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$184,986	$4,503
Prepaid expenses and other current assets	3,619	562
Total current assets	188,605	5,065

Property and equipment, net	229	294
Restricted cash	323	323
Deferred offering costs	-	2,637
Other assets	225	-
Total assets	$189,382	$8,319

Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$3,562	$2,377
Accrued expenses and other current liabilities	5,214	5,810
Term loan, current portion	5,000	5,000
Convertible notes	-	11,689
Total current liabilities	13,776	24,876

Warrant liability	-	76
Other liabilities	316	277
Term loan, net of current portion and discount	4,129	4,951
Total liabilities	18,221	30,180

Stockholders' equity (deficit):
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of March 31, 2021 and December 31, 2020	-	-
Common stock, $0.0001 par value; 250,000,000 shares authorized; 43,002,144 and 15,565,380 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	4	2
Additional paid-in capital	303,026	90,958
Accumulated deficit	(131,869)	(112,821)
Total stockholders' equity (deficit)	171,161	(21,861)

Total liabilities and stockholders' equity (deficit)	$189,382	$8,319

The accompanying notes are an integral part of the financial statements.

Gemini Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2021	2020
Operating expenses:
Research and development	$11,786	$8,217
General and administrative	4,704	1,414
Total operating expenses	16,490	9,631
Loss from operations	(16,490)	(9,631)
Other income (expense):
Interest expense	(1,848)	(153)
Interest income	1	36
Loss on conversion of convertible notes	(711)	-
Change in fair value of warrant liability	-	2
Net loss and comprehensive loss	$(19,048)	$(9,746)

Net loss attributable to common stockholders	$(19,048)	$(9,746)
Net loss per share attributable to common stockholders, basic and diluted	$(0.59)	$(0.67)
Weighted average common shares outstanding, basic and diluted	32,027,161	14,495,972

The accompanying notes are an integral part of the financial statements.

Gemini Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share amounts)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Old Gemini Common Stock		Common Stock		Additional paid-in	Accumulated	Total stockholders' equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	(deficit)
Balance at December 31, 2019 (as previously reported)	39,722,088	$47,113	9,916,375	$13,252	5,313,766	$5	-	$-	$1,182	$(71,984)	$(70,797)
Retroactive application of the recapitalization due to the Business Combination (Note 3)	(39,722,088)	(47,113)	(9,916,375)	(13,252)	(5,313,766)	(5)	11,979,586	1	60,369	-	60,365
Balance at December 31, 2019, effect of Business Combination (Note 3)	-	-	-	-	-	-	11,979,586	1	61,551	(71,984)	(10,432)
Issuance of Series B convertible preferred stock, net of issuance costs of $148	-	-	-	-	-	-	3,242,655	1	20,083	-	20,084
Issuance of common stock upon exercise of stock options	-	-	-	-	-	-	17,932	-	10	-	10
Vesting of restricted common stock	-	-	-	-	-	-	14,470	-	-	-	-
Stock-based compensation expense	-	-	-	-	-	-	-	-	94	-	94
Net loss	-	-	-	-	-	-	-	-	-	(9,746)	(9,746)
Balance at March 31, 2020, effect of Business Combination (Note 3)	-	$-	-	$-	-	$-	15,254,643	$2	$81,738	$(81,730)	$10

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Old Gemini Common Stock		Common Stock		Additional paid-in	Accumulated	Total stockholders' equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	(deficit)
Balance at December 31, 2020 (as previously reported)	39,722,088	$47,113	24,790,938	$33,336	6,900,493	$7	-	$-	$10,504	$(112,821)	$(102,310)
Retroactive application of the recapitalization due to the Business Combination (Note 3)	(39,722,088)	(47,113)	(24,790,938)	(33,336)	(6,900,493)	(7)	15,565,380	2	80,454	-	80,449
Balance at December 31, 2020, effect of Business Combination (Note 3)	-	-	-	-	-	-	15,565,380	2	90,958	(112,821)	(21,861)
Issuance of common stock upon Business Combination, net of issuance costs (Note 3)	-	-	-	-	-	-	25,041,150	2	195,880	-	195,882
Conversion of promissory notes (Note 3)	-	-	-	-	-	-	2,341,316	-	14,515	-	14,515
Issuance of common stock upon exercise of warrants (Note 3)	-	-	-	-	-	-	15,257	-	76	-	76
Vesting of restricted common stock	-	-	-	-	-	-	35,561	-	-	-	-
Issuance of common stock upon exercise of stock options	-	-	-	-	-	-	3,480	-	4	-	4
Stock-based compensation expense	-	-	-	-	-	-	-	-	1,593	-	1,593
Net loss	-	-	-	-	-	-	-	-	-	(19,048)	(19,048)
Balance at March 31, 2021	-	$-	-	$-	-	$-	43,002,144	$4	$303,026	$(131,869)	$171,161

The accompanying notes are an integral part of the financial statements.

Gemini Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(19,048)	$(9,746)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	65	77
Stock-based compensation expense	1,593	94
Non-cash interest expense	188	95
Change in fair value of warrant liability	-	(2)
Loss on conversion of convertible notes	711	-
Accretion of discount on convertible notes	1,600	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(3,057)	117
Deferred offering costs	1,341	-
Other assets	(225)	-
Accounts payable	2,173	715
Accrued expenses and other current liabilities	(348)	(1,231)
Net cash used in operating activities	(15,007)	(9,881)
Cash flows from financing activities:
Proceeds from Business Combination, net	196,319	-
Proceeds from sale of Series B convertible preferred stock, net	-	20,084
Proceeds from exercise of stock options	4	10
Principal payments on term loan	(833)	-
Net cash provided by financing activities	195,490	20,094
Increase in cash, cash equivalents and restricted cash	180,483	10,213
Cash, cash equivalents and restricted cash at beginning of period	4,826	3,309
Cash, cash equivalents and restricted cash at end of period	$185,309	$13,522

Supplemental disclosure
Cash paid for interest	$60	$59

Noncash financing activities
Conversion of convertible notes to Series B preferred stock	$14,515	$-
Exercise of warrants	$76	$-
Unpaid issuance costs in accounts payable and accrued expenses and other current liabilities	$437	$-

The accompanying notes are an integral part of the financial statements.

Gemini Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in thousands, except share and per share amounts)

1. Nature of the business

Gemini Therapeutics, Inc. (the “Company” or “Gemini”) is a clinical-stage precision medicine company developing novel therapeutic compounds to treat genetically defined, age-related macular degeneration. The Company was founded on March 3, 2015 and is currently located in Cambridge, Massachusetts.

Unless the context otherwise requires, references in these notes to “Gemini”, “the Company”, “we”, “us” and “our” and any related terms are intended to mean the post-Business Combination Gemini Therapeutics, Inc. and its consolidated subsidiary.

Business Combination Transaction

On February 5, 2021 (the “Closing Date”), FS Development Corporation, a Delaware corporation (“FSDC”), consummated the previously announced business combination (the “Business Combination”) pursuant to the terms of the Agreement and Plan of Merger, dated as of October 15, 2020 (as amended, supplemented or otherwise modified from time to time, the “Merger Agreement”), by and among Gemini Therapeutics, Inc., a Delaware corporation (“Old Gemini”), Shareholder Representative Services LLC, a Colorado limited liability company solely in its capacity as the representative, agent and attorney-in-fact of the Company Securityholders (the “Stockholders’ Representative”), FSDC and FSG Merger Sub Inc., a Delaware corporation (“Merger Sub”).

FSDC was incorporated in Delaware on June 25, 2020 and was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

On the day prior to the Closing Date, Old Gemini changed its name to “Gemini Therapeutics Sub, Inc.” Pursuant to the Merger Agreement, on the Closing Date, (i) FSDC changed its name to “Gemini Therapeutics, Inc.” and (ii) Old Gemini merged with and into Merger Sub (the “Merger”), with Old Gemini as the surviving company in the Merger and, after giving effect to such Merger, Old Gemini becoming a wholly-owned subsidiary of Gemini. Upon the closing of the Business Combination, and pursuant to the terms of the Merger Agreement, the existing shareholders of Old Gemini exchanged their interests for shares of common stock of Gemini.

In connection with the Business Combination, certain investors purchased an aggregate of $95.1 million of the Company’s Common Stock in a private placement of public equity (the “PIPE Financing”). Together with FSDC’s cash resources and funding of the PIPE Financing, the Company received net proceeds of approximately $195.9 million.

For additional information on the Business Combination, please refer to Note 3, Business Combination, to these condensed consolidated financial statements.

2. Risks and Liquidity

The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, uncertainty of product development and commercialization, lack of marketing and sales history, development by its competitors of new technological innovations, dependence on key personnel, market acceptance of products, product liability, protection of proprietary technology, ability to raise additional financing and compliance with government regulations. If the Company does not successfully commercialize any of its product candidates, it will be unable to generate recurring product revenue or achieve profitability.

The Company’s product candidates are in development and will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel and infrastructure and extensive compliance-reporting capabilities. There can be no assurance that the Company’s research and development will be successfully completed, that adequate protection for the Company’s intellectual property will be obtained, that any products developed will obtain necessary government regulatory approval or that any approved products will be commercially viable. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will generate significant revenue from product sales. The Company operates in an environment of rapid change in technology and is dependent upon the services of its employees, consultants, third-party contract research organizations and other third-party organizations.

Prior to the Business Combination, the Company primarily financed its operations through the sale of convertible preferred stock, borrowings under convertible promissory notes and borrowings under loan agreements. The Company believes that its $185.0 million of cash and cash equivalents will enable it to fund its planned operations for at least twelve months from the issuance date of these condensed consolidated financial statements, though the Company may pursue additional cash resources through public or private equity or debt financings. Management’s expectations with respect to its ability to fund current planned operations is based on estimates that are subject to risks and uncertainties. Its operating plan may change as a result of many factors currently unknown to management and there can be no assurance that the current operating plan will be achieved in the time frame anticipated by the Company, and it may need to seek additional funds sooner than anticipated. If adequate funds are not available to the Company on a timely basis, management may be required to delay, limit, reduce or terminate certain of its research, product development or future commercialization efforts, obtain funds through arrangements with collaborators on terms unfavorable to the Company, or pursue merger or acquisition strategies, all of which could adversely affect the holdings or the rights of its stockholders.

Impact of the COVID-19 Pandemic

In March 2020, the WHO declared the COVID-19 outbreak a pandemic. The COVID-19 outbreak and government measures taken in response have had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. The COVID-19 pandemic continues to present significant business challenges in 2021, and the future progression of the outbreak and its effects on the Company’s business and operations are uncertain.

The Company and its third-party contract manufacturers (“CMOs”), contract research organizations (“CROs”) and clinical sites may experience disruptions in supply of product candidates and/or procurement of items that are essential for the Company’s research and development activities, including raw materials used in the manufacturing of its product candidates, medical and laboratory supplies used in its clinical trials or preclinical studies or animals that are used for preclinical testing, in each case, for which there may be shortages because of ongoing efforts to address the outbreak.

Additionally, the Company has enrolled, and will seek to enroll, patients in its clinical trials at sites located both in the United States and internationally. Most of the Company’s clinical trial sites are in areas affected by COVID-19 and, as a result, its trials are being impacted. The Company cannot predict how long or impactful these delays may be on its clinical trials. In addition, even if sites are initiating and actively recruiting, the Company may face difficulties recruiting or retaining patients in its clinical trials if patients are affected by the virus or are unable to or are fearful of visiting or traveling to clinical trial sites because of the outbreak. Prolonged delays or closure to enrollment in the Company’s trials or patient discontinuations could have a material adverse impact on its clinical trial plans and timelines. In addition, the Company’s ability to collect and verify data requested of patients enrolled in its clinical trials during this pandemic is being impacted to varying degrees. Clinical trial data collection continues for each of the Company’s clinical trials but at a slower pace, and with challenges and interruptions in data collection, including, in some instances, disruption of collection of complete study data. This could have a material adverse impact on the Company’s data quality and analysis. In addition, clinical trial sites may be unable or unwilling to initiate a new trial if factors relevant to the pandemic render this impracticable.  These COVID-19 related issues may prolong the time required to conduct ongoing clinical trials and/or impact the quality of the data obtained from one or more of these studies.

The Company has not incurred impairment losses in the carrying values of its assets as a result of the COVID-19 pandemic, and it is not aware of any specific related event or circumstance that would require it to revise its estimates reflected in these condensed consolidated financial statements. Although the COVID-19 pandemic did not have a significant impact on the Company’s condensed consolidated financial results in the first quarter of 2021, the full extent to which the COVID-19 pandemic will impact the Company’s business, results of operations, financial condition and cash flows will depend on future developments that are highly uncertain, and the estimates of the impact on the Company’s business may change based on new information that may emerge concerning COVID-19, including the duration of the pandemic, any potential subsequent waves or strains of COVID-19 infection, the effectiveness, distribution and acceptance of COVID-19 vaccines and the actions to contain it or treat its impact and the economic impact on local, regional, national and international markets.

3. Business Combination

On February 5, 2021, Old Gemini and FSDC completed the Business Combination pursuant to the Merger Agreement with Old Gemini surviving the merger as a wholly owned subsidiary of FSDC. Net proceeds from the Business Combination totaled approximately $195.9 million, which included funds held in FSDC’s trust account and the completion of the concurrent PIPE Financing.

In accordance with the terms and subject to the conditions of the Merger Agreement, at the effective time of the Merger, (i) all shares of Old Gemini’s Series B Preferred Stock (including shares of Series B Preferred Stock issued upon conversion of outstanding convertible promissory notes), Series A Preferred Stock and Common Stock (collectively, “Old Gemini Stock”) issued and outstanding immediately prior to the effective time of the Merger, whether vested or unvested, were converted into the right to receive their pro rata portion of the 17,942,274 shares of FSDC Class A Common Stock (the “Common Stock”) issued as Merger consideration (the “Merger Consideration”), provided that 2,150,000 shares of Common Stock are held in escrow for a period of 12 months from the closing date to satisfy any indemnification obligations of Old Gemini under the Merger Agreement; (ii) each option exercisable for Old Gemini

Stock that was outstanding immediately prior to effective time of the Merger was assumed and continues in full force and effect on the same terms and conditions as were previously applicable to such options, subject to adjustments to exercise price and number of shares Common Stock issuable upon exercise based on the final conversion ratio calculated in accordance with the Merger Agreement, and (iii) 4,264,341 shares of Common Stock were reserved for issuance under the newly adopted 2021 Stock Option and Incentive Plan (the “2021 Plan”).

The Company accounted for the Business Combination as a reverse recapitalization, which is the equivalent of Old Gemini issuing stock for the net assets of FSDC, accompanied by a recapitalization, with FSDC treated as the acquired company for accounting purposes. The determination of FSDC as the “acquired” company for accounting purposes was primarily based on the fact that subsequent to the Business Combination, Gemini has a majority of the voting power of the combined company, Gemini will comprise all of the ongoing operations of the combined entity, a majority of the governing body of the combined company and Gemini’s senior management will comprise all of the senior management of the combined company. The net assets of FSDC were stated at historical cost with no goodwill or other intangible assets recorded. Reported results from operations included herein prior to the Business Combination are those of Old Gemini. The shares and corresponding capital amounts and loss per share related to Old Gemini’s outstanding convertible preferred stock and common stock prior to the Business Combination have been retroactively restated to reflect the conversion ratio established in the Merger Agreement (1.00 Old Gemini share for .2180 shares of Gemini, the “Conversion Ratio”).

In connection with the Business Combination, the Company incurred underwriting fees and other costs considered direct and incremental to the transaction totaling $21.0 million, consisting of legal, accounting, financial advisory and other professional fees. These amounts are reflected within additional paid-in capital in the condensed consolidated balance sheet as of March 31, 2021.

PIPE Financing

Concurrent with the execution of the Business Combination, the Company entered into subscription agreements with certain investors (the “PIPE Investors”) pursuant to which the PIPE Investors subscribed for and purchased an aggregate of 9,506,000 shares of Common Stock for an aggregate purchase price of $95.1 million.

Summary of Net Proceeds

The following table summarizes the elements of the net proceeds from the Business Combination as of March 31, 2021 (in thousands):

Cash - FSDC Trust Account and cash (net of redemptions)	$121,782
Cash - PIPE Financing	95,060
Less: Underwriting fees and other issuance costs paid prior to March 31, 2021	(20,523)
Proceeds from Business Combination, net of issuance costs paid per the Cash Flows from Financing Activities	$196,319
Less: Other issuance costs included in accounts payable and accrued expenses and other current liabilities	(437)
Net proceeds from the Business Combination	$195,882

Summary of Shares Issued

The following table summarizes the number of shares of Common Stock outstanding immediately following the consummation of the Business Combination:

FSDC shares outstanding prior to the Business Combination	15,535,150
Shares issued pursuant to the PIPE Financing	9,506,000
Business Combination and PIPE Financing shares	25,041,150
Conversion of Old Gemini Series A preferred stock for common stock	8,657,869
Conversion of Old Gemini Series B preferred stock for common stock	7,744,785
Conversion of Old Gemini common stock for common stock	1,539,603
Issuance of common stock upon exercise of warrants	15,257
Total shares of New Gemini common stock outstanding immediately following the Business Combination	42,998,664

4. Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements include those of the Company and its subsidiary, Gemini Therapeutics Sub, Inc., after elimination of all intercompany accounts and transactions. The accompanying unaudited condensed consolidated financial statements and notes hereto have been prepared in conformity with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) as set forth in the Financial Accounting Standards Board’s (“FASB”). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the FASB.

In the opinion of management, all adjustments necessary for a fair statement of the financial information, which are of a normal and recurring nature, have been made for the interim periods reported. Results of operations for the three months ended March 31, 2021 and 2020 are not necessarily indicative of the results for the entire fiscal year or any other period. The condensed consolidated financial information for the three months ended March 31, 2021 and 2020 have been prepared on the same basis as and should be read in conjunction with Old Gemini’s audited financial statements and notes thereto for the year ended December 31, 2020 included the Company’s Form 8-K/A as filed with the SEC on March 29, 2021.

As a result of the Business Combination, the shares and corresponding capital amounts and loss per share related to Old Gemini’s outstanding convertible preferred stock and common stock prior to the Business Combination have been retroactively restated to reflect the Conversion Ratio established in the Merger Agreement. For additional information regarding the Business Combination, please refer to Note 3, Business Combination, to these condensed consolidated financial statements.

Use of estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods. Significant estimates contained within these financial statements include, but are not limited to, the accruals of research and development expenses, share-based awards utilized for stock-based compensation purposes and, prior to the Business Combination, the estimated fair value of the Company’s common stock and warrant liability. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates, as there are changes in circumstances, facts and experience. Actual results may differ materially from those estimates or assumptions.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the time of initial purchase to be cash equivalents. The objectives of the Company’s cash management policy are to safeguard and preserve funds to maintain liquidity sufficient to meet the Company’s cash flow requirements and to attain a market rate of return. The Company’s cash equivalents consist of amounts invested in money market mutual funds as of March 31, 2021 and December 31, 2020.

Restricted cash

Restricted cash amounted to $323 thousand as of March 31, 2021 and December 31, 2020, which consists of $100 thousand to collateralize the Company’s credit card and $223 thousand to collateralize its irrevocable standby letter of credit for its facility lease arrangement. The letter of credit is in the name of the landlord and is required to fulfill lease requirements in the event the Company should default on its lease obligation.

A reconciliation of the cash and cash equivalents and restricted cash as presented in the Company’s balance sheets to the Company’s statements of cash flows is as follows:

	March 31, 2021	December 31, 2020
Cash and cash equivalents	$184,986	$4,503
Restricted cash	323	323
Total cash, cash equivalents and restricted cash	$185,309	$4,826

Concentration of credit risk and of significant suppliers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains deposits in accredited financial institutions in amounts that could exceed federally insured limits. Cash equivalents are invested in money market funds. The Company maintains each of its cash balances with high-quality and accredited financial institutions and accordingly, such funds are not exposed to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

The Company is dependent on third-party manufacturers to supply products for research and development activities in its programs. In particular, the Company relies and expects to continue to rely on a small number of manufacturers to supply its requirements for the active pharmaceutical ingredients and formulated drugs related to these programs. These programs could be adversely affected by a significant interruption in the supply of active pharmaceutical ingredients and formulated drugs.

Property and equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. The estimated useful lives are as follows:

Computer equipment	3 years
Furniture and fixtures	5 years
Laboratory equipment	3 years
Leasehold improvements	Shorter of the useful life of the asset or the life of the lease

Costs for capital assets not yet placed in service are capitalized and depreciated once placed into service. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in loss from operations. Expenditures for normal, recurring or periodic repairs and maintenance activities are charged to expense as incurred.

Impairment of long-lived assets

Long-lived assets, comprised of property and equipment, to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset over its fair value, determined based on discounted cash flows. To date, the Company has not recorded any impairment losses on long-lived assets.

Offering costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are recorded in stockholders’ equity (deficit) as a reduction of additional paid-in capital generated as a result of the offering. Should the in-process equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the condensed consolidated statements of operations and comprehensive loss. The Company had no deferred offering costs as of March 31, 2021. As of December 31, 2020, the Company recorded deferred offering costs of $2.6 million related to the costs incurred in connection with the Business Combination.

Fair value measurements

Certain assets and liabilities are carried at fair value under GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:

Level 1 – Quoted prices in active markets that are identical assets or liabilities.

Level 2 – Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.

Level 3 – Unobservable inputs that are supported by little or no market activity that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.

The Company’s cash equivalents and preferred stock warrant liability (outstanding as of December 31, 2020 only) are carried at fair value, determined according to the fair value hierarchy described above (see Note 5). The carrying values of the Company’s prepaid expenses and other current assets and accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities. The carrying value of the Company’s term loan as of March 31, 2021 and December 31, 2020 (see Note 7) approximated fair value based on interest rates currently available to the Company.

Debt issuance costs

The carrying value of the Company’s term loan was recorded net of issuance costs and discount relating to the issuance of warrants. The debt discounts are amortized over the term of the debt using the effective interest method and recognized as interest expense.

Warrants

In February 2019, concurrent with the Company’s term loan agreement (see Note 7), the Company issued warrants to purchase shares of Old Gemini’s Series A preferred stock. The Company accounts for the warrants to purchase Series A preferred stock as a liability as these warrants are freestanding financial instruments that may require the Company to transfer assets upon exercise. The fair value of the warrants classified as liabilities is estimated using the Black-Scholes Option Pricing Model and adjusted to fair value at the end of each reporting period. Changes in the fair value of the warrant are recognized as a component of other income (expense) in the condensed consolidated statements of operations and comprehensive loss. The estimates in the Black-Scholes Option Pricing Model are based, in part, on subjective assumptions, including, stock price volatility, term of the warrants, risk-free interest rate, dividend yield and the fair value of the preferred stock underlying the warrants. Such assumptions could differ materially in the future.

At the closing of the Business Combination, the warrants were automatically exercised for 15,257 shares of the Company’s common stock.

Segment information

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s CODM is its Chief Executive Officer. The Company’s singular focus is the development of novel therapies for genetically defined, age-related macular degeneration. The Company has determined that it operates as a single operating segment and has one reportable segment. The Company’s long-lived assets are located in the United States.

Research and development contract costs and accruals

Research and development expenses include employee payroll, consulting, contract research, depreciation, rent and other corporate costs attributable to research and development activities and are expensed as incurred.

Upfront payments and milestone payments made for the licensing of technology are expensed as research and development expenses in the period in which they are incurred. Nonrefundable advance payments for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses. The prepaid amounts are expensed as the related goods are delivered or the services are performed.

The Company has entered into various research and development contracts with companies both inside and outside of the United States. These agreements are generally cancelable, and related payments are recorded as research and development expenses as incurred. The Company records accruals for estimated ongoing research costs. When evaluating the adequacy of the accrued liabilities, the Company analyzes progress of the studies or trials, including the phase or completion of events, invoices received and contracted costs. Significant judgments and estimates are made in determining the accrued balances at the end of any reporting period. Actual results could differ from the Company’s estimates. The Company’s historical accrual estimates have not been materially different from the actual costs.

Patent costs

The Company expenses all patent-related costs incurred in connection with filing and prosecuting patent applications. It records such costs within general and administrative expenses in its accompanying statements of operations and comprehensive loss.

Stock-based compensation

The Company measures all stock-based awards granted to employees, directors and non-employees based on the fair value on the date of grant and recognizes compensation expense of those awards over the requisite service period, which is generally the vesting period of the respective award. Forfeitures are accounted for as they occur. The Company grants stock options and restricted stock awards that are subject to either service or performance-based vesting conditions. Compensation expense related to awards to employees and non-employees with performance-based vesting conditions is recognized based on the grant date fair value over the requisite service period using the accelerated attribution method to the extent achievement of the performance condition is probable. The Company estimates the probability that certain performance criteria will be met and does not recognize compensation expense until it is probable that the performance-based vesting condition will be achieved.

The Company classifies stock-based compensation expense in its consolidated statements of operations and comprehensive loss in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified.

Determination of Fair Value – Preferred and Common Stock

Prior to the completion of the Business Combination transaction, given that there had been no public market for the Company’s common stock, the estimated fair value of its common stock was determined by its most recently available third-party valuations of common stock. These third-party valuations were performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. The Company’s common stock valuations were prepared using an option pricing method, or OPM, or a hybrid method, both of which used market approaches to estimate its enterprise value. The OPM treats common stock and preferred stock as call options on the total equity value of a company, with exercise prices based on the value thresholds at which the allocation among the various holders of a company’s securities changes. Under this method, the common stock has value only if the funds available for distribution to stockholders exceeded the value of the preferred stock liquidation preferences at the time of the liquidity event, such as a strategic sale or a merger. A discount for lack of marketability of the common stock is then applied to arrive at an indication of value for the common stock. The hybrid method is a probability-weighted expected return method, or PWERM, where the equity value in one or more scenarios is calculated using an OPM. The PWERM is a scenario-based methodology that estimates the fair value of the Company’s common stock based upon an analysis of its future values, assuming various outcomes. The common stock value is based on the probability-weighted present value of expected future investment returns considering each of the possible outcomes available as well as the rights of each class of stock. The future value of the common stock under each outcome is discounted back to the valuation date at an appropriate risk-adjusted discount rate and probability weighted to arrive at an indication of value for the common stock. There are significant judgments and estimates inherent in the determination of the fair value of the Company’s common stock. These estimates and assumptions include a number of objective and subjective factors, including external market conditions, the prices at which the Company sold shares of preferred securities, the superior rights and preferences of securities senior to the common securities at the time of, and the likelihood of, achieving a liquidity event, such as an initial public offering or sale. Significant changes to the key assumptions used in the valuations could result in different fair values of common stock at each valuation date.

Subsequent to the closing of the Business Combination, the fair value of each share of common stock underlying stock-based awards is determined based on the closing price of the Company’s common stock as reported by Nasdaq on the date of grant.

Determination of Fair Value – Stock Option Awards

The fair value of each restricted common stock award is estimated on the date of grant based on the fair value of the Company’s common stock on that same date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, which requires inputs based on certain subjective assumptions, including the expected stock price volatility, the expected term of the award, the risk-free interest rate and expected dividends.

Prior to the Business Combination, the Company was a private company and, therefore, lacked company-specific historical and implied volatility information for its stock. Therefore, it estimated its expected stock price volatility based on the historical volatility of publicly traded peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. The expected term of the Company’s options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The expected term of options granted to non-employees is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends on common stock and does not expect to pay any cash dividends in the foreseeable future.

Income taxes

The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the financial statements or in the Company’s tax returns. Deferred taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. The Company assesses the likelihood that its deferred tax assets will be and, to the extent it believes, based upon the weight of available evidence, that it is more likely than not that all or a portion of the deferred tax assets will not be realized, a valuation allowance is established through a charge to income tax expense. Potential for recovery of deferred tax assets is evaluated by analyzing carryback capacity in periods with taxable income, reversal of existing taxable temporary differences and estimating the future taxable profits expected and considering prudent and feasible tax planning strategies.

The Company accounts for uncertainty in income taxes recognized in the financial statements by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. To the extent an income tax provision is necessary, the provision for income taxes would include the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate as well as the related net interest and penalties.

Comprehensive loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with stockholders. There was no difference between net loss and comprehensive loss for each of the periods presented in the accompanying condensed consolidated financial statements.

Net loss per share

The Company calculates earnings per share in accordance with ASC Topic 260, Earnings per Share. The two-class method of computing earnings per share is required for entities that have participating securities. Under the two-class method, net income is allocated between ordinary shares and participating securities based on dividends declared (or accumulated) and participating rights in undistributed earnings as if all the earnings for the reporting period had been distributed.

Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss attributable to common stockholders is computed by adjusting net loss attributable to common stockholders to reallocate undistributed earnings based on the potential impact of dilutive securities. Diluted net loss per share attributable to common stockholders is computed by dividing the diluted net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period, including potential dilutive common stock. For purpose of this calculation, outstanding options, unvested restricted common stock and convertible preferred stock are considered potential dilutive common stock and are excluded from the computation of net loss per share as their effect is anti-dilutive.

In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since dilutive common shares are not assumed to be outstanding if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the three months ended March 31, 2021 and 2020.

Emerging growth company status

Following the closing of the Business Combination, the Company is an “emerging growth company” (“EGC”), as defined in the Jumpstart Our Business Startups Act (“JOBS Act”), and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not EGCs. The Company may take advantage of these exemptions until it is no longer an EGC under Section 107 of the JOBS Act, which provides that an EGC can take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. The Company has elected to avail itself of the extended transition period and, therefore, while the Company is an EGC it will not be subject to new or revised accounting standards at the same time that they become applicable to other public companies that are not EGCs, unless it chooses to early adopt a new or revised accounting standard. As a result of this election, the condensed consolidated financial statements may not be comparable to companies that comply with public company FASB standards’ effective dates.

Recently adopted accounting pronouncements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement, (“ASU 2018-13”). The new standard removes certain disclosures, modifies certain disclosures and adds additional disclosures related to fair value measurement. ASU 2018-13 is effective for annual periods after December 15, 2019. This standard became effective for the Company on January 1, 2020 and did not have a material impact on the Company’s disclosures.

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606, (“ASU 2018-18”). The amendments in this update clarify that certain transactions between collaborative arrangement participants should be accounted for as revenue when the collaborative arrangement participant is a customer in the context of a unit of account and precludes recognizing as revenue consideration received from a collaborative arrangement participant if the participant is not a customer. This standard became effective for the Company on January 1, 2021 and did not have an impact on its condensed consolidated financial statements for the three months ended March 31, 2021.

Recently issued accounting pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), Amendments to the FASB Accounting Standards Codification (“ASU 2016-02”), which replaces the existing guidance for leases. ASU 2016-02 requires the identification of arrangements that should be accounted for as leases by lessees. In general, for lease arrangements exceeding a twelve-month term, these arrangements must now be recognized as assets and liabilities on the balance sheet of the lessee. Under ASU 2016-02, a right-of-use asset and a lease liability will be recorded for all leases, whether operating or financing, while the income statement will reflect lease expense for operating leases and amortization/interest expense for financing leases. The balance sheet amount recorded for existing leases at the date of adoption of ASU 2016-02 must be calculated using the applicable incremental borrowing rate at the date of adoption. The guidance is effective for annual reporting periods beginning after December 15, 2021 and interim periods beginning after December 15, 2022, and early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2016-02 will have on its financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326)—Measurement of Credit Losses on Financial Instruments, which has been subsequently amended by ASU No. 2018-19, ASU No. 2019-04, ASU No. 2019-05, ASU No. 2019-10, ASU No. 2019-11 and ASU No. 2020-3 (“ASU 2016-13”). The provisions of ASU 2016-13 modify the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology and require a consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for the Company on January 1, 2023, with early adoption permitted. The Company is currently evaluating the potential impact that ASU 2016-13 may have on its financial statements and related disclosures.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify the accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The new standard will be effective for annual reporting periods beginning after December 15, 2021. The Company is currently evaluating the potential impact ASU 2018-18 will have on its financial statements.

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”), which reduces the number of accounting models for convertible debt instruments and convertible preferred stock as well as amends the derivatives scope exception for contracts in an entity’s own equity. ASU 2020-06 is effective for the Company on January 1, 2024, with early adoption permitted. The Company is currently evaluating the potential impact that this standard may have on its financial statements and related disclosures.

5. Fair value measurements

The following tables present information about the Company’s financial assets and liabilities measured at fair value (in thousands) on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values:

March 31, 2021	Level 1	Level 2	Level 3	Total
Assets
Money market funds in cash and cash equivalents	$184,061	$-	$-	$184,061
	$184,061	$-	$-	$184,061

December 31, 2020	Level 1	Level 2	Level 3	Total
Assets
Money market funds in cash and cash equivalents	$4,015	$-	$-	$4,015
	$4,015	$-	$-	$4,015
Liabilities
Warrant liability	$-	$-	$76	$76
	$-	$-	$76	$76

The values of cash equivalents are classified as Level 1 measurements under the fair value hierarchy, as these assets have been valued using quoted market prices in active markets and do not have any restrictions on redemption. As of March 31, 2021 and December 31, 2020, cash equivalents were comprised of funds in money market accounts. There were no transfers or reclassifications between Level 1, Level 2 and Level 3 during the three months ended March 31, 2021.

The value of the warrant liability is classified as a Level 3 measurement under the fair value hierarchy, as this liability has been valued based on significant inputs not observable in the market.

Warrants to purchase Series A Preferred Stock

In February 2019, concurrent with the Company’s term loan agreement, the Company issued warrants to purchase 15,257 shares of Old Gemini’s Series A preferred stock. The warrants had an exercise price of $5.46 per share and expired in February 2029, representing a contractual term of ten years from issuance. At the closing of the Business Combination, the warrants were automatically exercised for 15,257 shares of the Company’s common stock.

The fair value of the warrants was recorded as a liability on the date of issuance and was revalued at the end of each reporting period until being exercised upon the closing of the Business Combination.

The following table sets forth a summary of the activities of the Company’s Series A preferred stock warrant liability, which represents a recurring measurement that is classified within Level 3 of the fair value hierarchy wherein fair value is estimated using significant unobservable inputs:

	Three Months Ended March 31,
	2021	2020
Beginning warrant liability balance	$76	$68
Change in fair value	-	(2)
Warrant exercise	(76)	-
Ending warrant liability balance	$-	$66

6. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Accrued payroll and benefits	$726	$1,500
Accrued external research and development	3,794	3,136
Accrued professional fees	577	691
Accrued interest	30	437
Accrued other	87	46
	$5,214	$5,810

7. Term loan

On February 8, 2019 (the “Closing Date”), the Company entered into a term loan facility of up to $10.0 million (the “Term Loan”) with Silicon Valley Bank (“SVB”). The proceeds were used for general corporate and working capital purposes. Concurrent with the Term Loan, the Company issued SVB warrants to purchase 15,257 shares of the Company’s Series A preferred stock at an exercise price of $5.46 (see Note 5). As of March 31, 2021 and December 31, 2020, the Company had $9.2 million and $10.0 million, respectively, in principal outstanding under the Term Loan.

The Term Loan is governed by a loan and security agreement, dated February 8, 2019, between the Company and SVB (the “SVB Loan Agreement”). The SVB Loan Agreement provided for two separate tranches under which the Company could borrow. The first tranche for $7.5 million was available as single term loan advance until January 31, 2020. The second tranche was also available until January 31, 2020 as single term loan advance for $2.5 million and required that the Company meet a certain milestone event. On April 18, 2019, the Company borrowed $7.5 million under the first tranche, and on December 17, 2019, the Company borrowed $2.5 million under the second tranche having satisfied the milestone requirement.

The Term Loan initially matured on July 1, 2022 and accrues interest at a floating rate per annum equal to the greater of 3.75% or the prime rate minus 1.5% (1.75% as of March 31, 2021). The Term Loan initially provided for monthly interest-only payments until July 31, 2020. Thereafter, payments are payable in equal monthly installments of principal, plus all accrued and unpaid interest. The Company may prepay the Term Loan in whole upon 5 days’ prior written notice to SVB. Any such prepayment of the Term Loan is subject to a prepayment charge of 0.5% of the then outstanding principal balance. Amounts outstanding during an event of default are payable upon SVB’s demand and will accrue interest at an additional rate of 5.0% per annum of the past due amount outstanding.

On April 7, 2020, the Company entered into a deferral agreement with SVB to defer scheduled principal repayments on its term loan by six months. The deferral agreement was offered to the Company in connection with SVB’s venture debt relief initiative, which was started due to the COVID-19 pandemic. The Company’s first principal payment under its credit facility occurred in February 2021. The required monthly interest-only payment was not impacted by the deferral. The Term Loan’s new maturity date is January 1, 2023. After considering the debt guidance in ASC 470, the Company concluded that it did not meet the indicators of a troubled debt restructuring and accounted for the deferral of principal payment as a debt modification. Since there were no fees paid to SVB in connection with the deferral agreement, the modification had no impact to the Company’s financial statements.

At the end of the loan term (whether at maturity, by prepayment in full or otherwise), the Company is required to pay a final end of term charge to SVB in the amount of 4.0% of the aggregate original principal amount advanced by SVB. The amount of the end of term charge is being accrued over the loan term as interest expense. As of March 31, 2021 and December 31, 2020, the Company accrued $275 thousand and $239 thousand, respectively, related to the end of term charge, which has been classified within other long-term liabilities.

The SVB Loan Agreement includes a provision under which SVB may accelerate the scheduled maturities of the Term Loan under conditions that are not objectively determinable. The Company evaluated the likelihood of such acceleration and determined that it is not probable and classified the Term Loan on the balance sheet in accordance with the repayment schedule as of March 31, 2021.

As of March 31, 2021, scheduled principal payments for the Term Loan are as follows (in thousands):

Year Ending December 31,
2021	$3,750
2022	5,000
2023	417
Total principal	9,167
Unamortized discounts	(38)
Carrying amount	9,129
Less current portion	(5,000)
Long-term portion	$4,129

Interest expense for the three months ended March 31, 2021 and 2020 was approximately $138 thousand and $153 thousand, respectively.

8. Convertible promissory notes

On August 21, 2020, the Company entered into a purchase agreement with various investors to issue $14.0 million in convertible promissory notes (the “Notes”). The Notes accrued simple interest at 8% per annum. The Company determined that a beneficial conversion feature (“BCF”) exists and should be recognized on the issuance date. The Company recorded the Notes at the original issuance price, net of the BCF discount. The BCF discount was accreted to the face value of the Notes over the period from the issuance date until the maturity date, offset against interest expense.

The Notes served as a bridge loan prior to the PIPE Financing that was completed in connection with the closing of the Business Combination. The Notes were intended to automatically convert into shares of common stock issued in the PIPE at a per share conversion price equal to the lowest per share price paid for such shares of common stock in the PIPE. The Notes were amended to allow for the principal and interest to convert to shares of Series B preferred stock prior to the closing of the Business Combination. Accordingly, immediately prior to the closing of the Business Combination, the outstanding principal and interest under the Notes converted into 2,341,316 shares of Series B preferred stock at a per share conversion price of $6.1986 and the Notes liability was extinguished. The Company recorded other expense of $0.7 million for the difference between the reacquisition price of the Notes and the net carrying amount of the Notes in the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2021.

As of December 31, 2020, the carrying value of the Notes was as follows:

Principal amount	$14,000
Unamortized discount (beneficial conversion feature)	(2,311)
Carrying amount	11,689
Less current portion	(11,689)
Long-term portion	$-

During the three months ended March 31, 2021, the Company recognized interest expense of $1.7 million.

9. Stockholders’ Equity (Deficit)

The condensed consolidated statement of stockholders’ equity (deficit) has been retroactively adjusted for all periods presented to reflect the Business Combination and reverse recapitalization as defined in Note 3, Business Combination.

Preferred Stock

Upon closing of the Business Combination, pursuant to the terms of the Amended and Restated Certificate of Incorporation dated February 5, 2021, the Company authorized 10,000,000 shares of preferred stock with a par value $0.0001 per share. The Company’s board of directors has the authority, without further action by the stockholders, to issue such shares of preferred stock in one or more series, to establish from time to time the number of shares to be included in each such series, and to fix the designations, powers, voting, and other rights, preferences and privileges of the shares. There were no issued and outstanding shares of preferred stock as of March 31, 2021.

In connection with the closing of the Business Combination, all previously issued and outstanding Series A convertible preferred stock and Series B convertible preferred stock were exchanged for common stock in Gemini pursuant to the Conversion Ratio established in the Merger Agreement. All fractional shares were rounded down.

Common Stock

Pursuant to the term of the Amended and Restated Certificate of Incorporation, the Company authorized 250,000,000 shares of common stock with a par value of $0.0001 per share. Immediately following the closing of the Business Combination and as of March 31, 2021, there were 42,998,664 and 43,002,144 shares of common stock issued and outstanding, respectively.

As discussed in Note 3, Business Combination, the Company has retroactively adjusted the shares issued and outstanding prior to February 5, 2021 to give effect to the Conversion Ratio established in the Merger Agreement to determine the number of shares of common stock into which they were converted.

Voting

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders.

Dividends

Common stockholders are entitled to receive dividends, as may be declared by the board of directors. No dividends have been declared to date.

10. Equity incentive plan

2017 Old Gemini Equity Incentive Plan

Old Gemini’s 2017 Stock Option and Grant Plan, as amended (the “2017 Plan”), provided for the Company to grant qualified incentive options, nonqualified options, stock grants and other stock-based awards to employees and non-employees to purchase the Company’s common stock. The 2017 Plan was administered by the board of directors, or at the discretion of the board of directors, by a committee of the board of directors.

The exercise price for incentive options was determined at the discretion of the board of directors. All incentive options granted to any person possessing less than 10% of the total combined voting power of all classes of stock may not have an exercise price of less than 100% of the fair market value of the common stock on the grant date. All incentive options granted to any person possessing more than 10% of the total combined voting power of all classes of stock may not have an exercise price of less than 110% of the fair market value of the common stock on the grant date.

The option term for incentive awards may not be greater than ten years from the date of the grant. Incentive options granted to persons possessing more than 10% of the total combined voting power of all classes of stock may not have an option term of greater than five years from the date of the grant. The vesting period for equity-based awards under the 2017 Plan was determined at the discretion of the board of directors, which was generally four years. For awards granted to employees and non-employees with four-year vesting terms, 25% of the option vests on the first anniversary of the grant date and the remaining stock vest equally each month for three years thereafter.

Upon completion of the Business Combination, the Company ceased granting awards under the 2017 Plan. All awards under the 2017 Plan continue in full force and effect on the same terms and conditions as were previously applicable to such awards, subject to adjustments to the exercise price and number of shares of common stock issuable upon exercise based on the Conversion Ratio.

Conversion of Awards

Each Old Gemini option from the 2017 Plan and each option from Old Gemini’s 2015 Stock Option and Grant Plan (the “2015 Plan”) that was outstanding immediately prior to the Business Combination, whether vested or unvested, was converted into an option to purchase a number of shares of common stock (each such option, an "Exchanged Option") equal to the product (rounded down to the nearest whole number) of (i) the number of shares of Old Gemini common stock subject to such Old Gemini option immediately prior to the Business Combination and (ii) the Conversion Ratio, at an exercise price per share (rounded up to the nearest whole cent) equal to (A) the exercise price per share of such Old Gemini option immediately prior to the consummation of the Business Combination, divided by (B) the Conversion Ratio. Each Exchanged Option will continue to be governed by the same terms and conditions (including vesting and exercisability terms) as were applicable to the corresponding former Old Gemini option immediately prior to the consummation of the Business Combination. All stock option activity was retroactively restated to reflect the Exchanged Options.

As of the Closing Date, the 10,567,508 options and 163,157 restricted stock units (“RSUs”) outstanding under the 2017 Plan and 2015 Plan were converted into 2,303,309 options and 35,561 RSUs upon completion of the Business Combination after effect of the Conversion Ratio. This effect of the Conversion Ratio has been retroactively adjusted throughout the Company’s unaudited condensed consolidated financial statements.

2021 Gemini Equity Incentive Plan

On February 3, 2021, FSDC’s stockholders approved the 2021 Stock Option and Incentive Plan (the “2021 Plan”), pursuant to which 4,264,341 shares of common stock were reserved for issuance. The 2021 Plan provides for the Company to grant incentive stock options or nonqualified stock options for the purchase of common stock, stock appreciation rights, restricted stock awards, restricted stock units, unrestricted stock awards, cash-based awards and dividend equivalent rights to employees, officers, directors and consultants of Gemini. Incentive stock options may only be granted to employees. The 2021 Plan is administered by the plan administrator, which is the Compensation Committee of Gemini’s board of directors, provided therein, which has discretionary authority, subject only to the express provisions of the 2021 Plan, to interpret the 2021 Plan; determine eligibility for and grant awards; determine form of settlement of awards (whether in cash, shares of stock, other property or a combination of the foregoing), determine, modify or waive the terms and conditions of any award; prescribe forms, rules and procedures; and otherwise do all things necessary to carry out the purposes of the 2021 Plan.

The exercise price of each award granted under the 2021 Plan requiring exercise will be 100% of the fair market value of stock subject to the award, determined as of the date of the grant, or such higher amount as the plan administrator may determine in connection with the grant, and the term of stock option may not be greater than ten years. The vesting and other restrictions are determined at the discretion of the plan administrator.

2021 Inducement Plan

On February 12, 2021, the Company’s board of directors approved the 2021 Inducement Plan. The 2021 Inducement Plan is a non-stockholder approved stock plan under which the Company grants equity awards to induce highly-qualified prospective officers and employees who are not currently employed by the Company to accept employment and provide them with a proprietary interest in the Company. The Company intends that the 2021 Inducement Plan be reserved for persons to whom the Company may issue securities without stockholder approval as an inducement pursuant to Rule 5635(c)(4) of the Marketplace Rules of the NASDAQ Stock Market, Inc. The 2021 Inducement Plan is administered by the board of directors or the Compensation Committee of the board, which determines the types of awards to be granted, including the number of shares subject to the awards, the exercise price and the vesting schedule. Awards granted under the 2021 Inducement Plan expire no later than ten years from the date of grant. As of March 31, 2021, 1,616,895 shares were available for issuance under the 2021 Inducement Plan.

Stock-based compensation expense

The Company recorded stock-based compensation expense in the following expense categories of its condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2021	2020
Research and development	$656	$18
General and administrative	937	76
Total stock-based compensation expense	$1,593	$94

11. Net loss per share

As a result of the Business Combination, the Company has retroactively restated the weighted average shares outstanding prior to February 5, 2021 to give effect to the Conversion Ratio.

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2021	2020
Net loss attributable to common stockholders	$(19,048)	$(9,746)
Weighted average common shares outstanding-basic and diluted	32,027,161	14,495,972
Net loss per share attributable to common stockholders-basic and diluted	$(0.59)	$(0.67)

The Company’s unvested restricted common shares have been excluded from the computation of basic net loss per share attributable to common stockholders.

The Company’s potentially dilutive securities, which include options and unvested restricted stock, have been excluded from the computation of diluted net loss per share attributable to common stockholders as the effect would be to reduce the net loss per share attributable to common stockholders. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2021	2020
Unvested restricted stock	-	362,282
Options to purchase common stock	5,602,935	1,836,271
Warrants to purchase shares of Series A preferred stock (as converted to common stock)	-	15,257
	5,602,935	2,213,810

12. Commitments and contingencies

Commitments

The Company’s long-term contractual obligations include commitments entered into in the normal course of business. The Company’s most significant contracts relate to agreements with clinical research organizations (“CROs”) for clinical trials and preclinical studies and clinical manufacturing organizations (“CMOs”), which the Company enters into in the normal course of business. The contracts with CROs and CMOs are generally cancellable, with notice, at the Company’s option. The Company also has commitments related to facility leases, debt obligations, license agreements and other purchase obligations.

License agreements

In April 2017, the Company entered into a Research Collaboration and License Agreement with Sanquin Blood Supply Foundation (the “2017 License Agreement”) to develop antibodies that bind and enhance the activity of CFH. As consideration for the license, the Company paid a one-time, non-refundable upfront payment of $100 thousand. The 2017 License Agreement includes additional consideration upon the achievement of certain development and commercial milestones (i.e., once net sales targets exceed certain thresholds) totaling up to an aggregate amount of $29.0 million. Finally, the Company is required to make royalty payments of between 1.25% and 2.50% of net product sales if commercialization is achieved. The financial statements as of March 31, 2021 do not include liabilities with respect to this agreement as the Company has not yet generated revenue and the achievement of certain milestones is not probable.

In June 2018, the Company entered into a Cell Line License Agreement with Life Technologies Corporation (the “2018 License Agreement”) to obtain non-exclusive use of 293 H cells in support of GEM-103 manufacturing activities. As consideration for the license, the Company paid a one-time, non-refundable, non-creditable initial license fee of $75 thousand. In addition, an annual non-refundable, non-creditable development fee of $65 thousand is due on each anniversary date. The 2018 License Agreement includes additional consideration of $275 thousand contingent upon future commercialization of each licensed product. As the Company has not yet generated revenue from operations, no provision was included in the financial statements with respect to the additional consideration under the 2018 License Agreement as of March 31, 2021.

In March 2019, the Company entered into a second Cell Line License Agreement with Life Technologies Corporation (the “2019 License Agreement”) to obtain non-exclusive use of a CTS Viral Production cell line for producing genetically engineered adeno-associated virus particles to be used in human therapeutics. As consideration for the license, the Company paid a one-time, non-refundable, non-creditable initial license fee of $100 thousand. In addition, an annual non-refundable, non-creditable development fee of $80 thousand is due on each anniversary date, beginning on the second anniversary date. The 2019 License Agreement includes additional consideration of $350 thousand contingent upon future commercialization of each licensed product. As the Company has not yet generated revenue from operations, no provision was included in the financial statements with respect to the additional consideration under the 2019 License Agreement as of March 31, 2021.

In October 2018, the Company entered into a Master License Agreement with Avitide, Inc. (the “2018 Master License Agreement”) to license, on an exclusive basis, certain of Avitide’s affinity chromatography resins comprised of proprietary ligands. As consideration for the license, the Company paid an upfront license fee of $200 thousand. In addition, an annual license fee of $75 thousand is due on each anniversary date. The 2018 Master License Agreement includes additional consideration upon the achievement of certain development, commercial and sales milestones totaling up to $700 thousand, $2.2 million and $7.0 million, respectively. Finally, the Company is required to make royalty payments of 1.25% of net product sales if commercialization is achieved. The financial statements as of March 31, 2021 do not include liabilities with respect to additional consideration under this agreement as the Company has not yet generated revenue and the achievement of certain milestones is not probable.

In June 2019, the Company entered into a GPEx-Derived Cell Line Sale Agreement with Catalent Pharma Solutions, LLC (the “2019 Sale Agreement”) to purchase all right, title and interest in and to the GPEx Cell Line. As consideration for the GPEx Cell Line, the Company is required to make one-time milestone payments totaling up to $1.3 million in aggregate, as well as a contingent annual fee upon commercialization (1% of net sales, or $100 thousand, whichever is greater) and other fees after certain milestones are reached. Certain milestone payments may be waived if Catalent manufactures >50% of the total product required for the relevant clinical trial. The financial statements as of March 31, 2021 do not include liabilities with respect to this agreement as the Company has not yet generated revenue and the achievement of certain milestones is not probable.

Contingencies

Indemnification agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any indemnification arrangements could have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of March 31, 2021.

Legal proceedings

From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business. As of March 31, 2021, the Company was not a party to any material legal matters or claims.

13. Related party transactions

The Company engaged a firm managed by an executive of the Company for professional services related to accounting, finance and other administrative functions. For the three months ended March 31, 2021, the costs incurred under this arrangement totaled $105 thousand, of which $95 thousand was recorded in stockholders’ equity (deficit) as a reduction to additional paid-in capital as a result of the Business Combination and $10 thousand was recorded as general and administrative expense in the accompanying condensed consolidated statements of operations and comprehensive loss. As of March 31, 2021 and December 31, 2020, amounts owed under this arrangement totaled $6 and $257 thousand, respectively, and is included in accounts payable and/or accrued expenses in the accompanying consolidated balance sheet for each period. The executive of the Company associated with this firm resigned from the Company in February 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and Old Gemini’s audited financial statements and notes thereto for the year ended December 31, 2020 included in our Form 8-K/A as filed with the Securities and Exchange Commission on March 29, 2021. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Unless otherwise indicated or the context otherwise requires, references in this Management’s Discussion & Analysis of Financial Condition and Results of Operations section to “Gemini,” “we,” “us,” “our” and other similar terms refer to Old Gemini (as defined below) prior to the Business Combination (as defined below) and to Gemini and its consolidated subsidiaries after giving effect to the Business Combination.

Overview

We are a clinical-stage precision medicine company developing novel therapeutic compounds to treat genetically defined, age-related macular degeneration (“AMD”). Our lead product candidate, GEM103, is a recombinant form of the human complement factor H protein (“CFH”) and is designed to address complement hyperactivity and overall dysregulation caused by loss of function mutations thus restoring retinal health in patients with AMD. Native CFH serves multiple functions in maintaining retinal health, including regulating lipid metabolism in the retina, protecting the retina against lipid and protein by-products of oxidative stress, and regulating the complement system, which is part of the innate immune system. This multifaceted regulation plays an integral role in engagement and maintenance of complement-mediated immune responses that are involved in pathogen defense and cellular debris clearance.

Since inception in 2015, we have devoted substantially all our efforts and financial resources to organizing and staffing our company, business planning, raising capital, discovering product candidates and securing related intellectual property rights and conducting research and development activities for our product candidates. We do not have any products approved for sale, and we have not generated any revenue from product sales. We may never be able to develop or commercialize a marketable product.

Our lead product candidate, GEM103, is in Phase 2a clinical development and our other product candidates and research initiatives are in preclinical or earlier stages of development. Our ability to generate revenue from product sales sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. We have not yet successfully completed any pivotal clinical trials, nor have we obtained any regulatory approvals, manufactured a commercial-scale drug, or conducted sales and marketing activities. Prior to the Business Combination (as defined below), we have primarily financed our operations through the sale of convertible preferred stock, borrowings under convertible promissory notes and borrowings from our term loan facility with Silicon Valley Bank, (“SVB”).

On February 5, 2021 (the “Closing Date”), FS Development Corporation, a Delaware corporation (“FSDC”), consummated the previously announced business combination (the “Business Combination”) pursuant to the terms of the Agreement and Plan of Merger, dated as of October 15, 2020 (as amended, supplemented or otherwise modified from time to time, the “Merger Agreement”), by and among Gemini Therapeutics, Inc., a Delaware corporation (“Old Gemini”), Shareholder Representative Services LLC, a Colorado limited liability company solely in its capacity as the representative, agent and attorney-in-fact of the Company Securityholders (the “Stockholders’ Representative”), FSDC and FSG Merger Sub Inc., a Delaware corporation (“Merger Sub”).

FSDC was incorporated in Delaware on June 25, 2020 and was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

On the day prior to the Closing Date, Old Gemini changed its name to “Gemini Therapeutics Sub, Inc.” Pursuant to the Merger Agreement, on the Closing Date, (i) FSDC changed its name to “Gemini Therapeutics, Inc.”, and (ii) Old Gemini merged with and into Merger Sub (the “Merger”), with Old Gemini as the surviving company in the Merger and, after giving effect to such Merger, Old Gemini becoming a wholly-owned subsidiary of Gemini. Upon the closing of the Business Combination, and pursuant to the terms of the Merger Agreement, the existing shareholders of Old Gemini exchanged their interests for shares of common stock of Gemini.

In connection with the Business Combination, certain investors purchased an aggregate of $95.1 million of our Common Stock in a private placement of public equity (the “PIPE Financing”). Together with FSDC’s cash resources and funding of the PIPE Financing, we received net proceeds of approximately $195.9 million.

We accounted for the Business Combination as a reverse recapitalization, which is the equivalent of Old Gemini issuing stock for the net assets of FSDC, accompanied by a recapitalization, with FSDC treated as the acquired company for accounting purposes. The net assets of FSDC were stated at historical cost with no goodwill or other intangible assets recorded. Reported results from operations included herein prior to the Business Combination are those of Old Gemini. The shares and corresponding capital amounts and loss per share related to Old Gemini’s outstanding convertible preferred stock and common stock prior to the Business Combination have been retroactively restated to reflect the conversion ratio established in the Merger Agreement (1.00 Old Gemini share for .2180 shares of New Gemini), or the Conversion Ratio.

For additional information on the Business Combination, please read Note 3, Business Combination, to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q.

Risks & liquidity

To date, we have not had any products approved for sale and have not generated any revenue from product sales and do not expect to do so for several years, if at all. All of our programs are still in preclinical or clinical development. Our ability to generate product revenue will depend on the successful development and eventual commercialization of one or more of our product candidates.

We have incurred significant operating losses since inception. Our net losses were $40.8 million for the year ended December 31, 2020 and $19.0 million for the three months ended March 31, 2021. As of March 31, 2021, we had an accumulated deficit of $131.9 million. We expect to continue to incur net losses for the foreseeable future and expect our research and development expenses and general and administrative expenses to continue to increase. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing development activities, particularly if and as we:

●

continue development activities for GEM103, our first product candidate being tested in AMD, including the completion of our Phase 2a clinical trial in geographic atrophy, the ongoing Phase 2a clinical trial in patients with macular atrophy receiving anti-VEGF therapy and the initiation of a Phase 2b clinical trial in geographic atrophy;

●	continue research and development activities allowing us to nominate our CFH potentiating antibody as a product candidate;
●	continue research and development activities allowing us to nominate our CFH AAV as a product candidate;

●	initiate additional clinical trials and preclinical studies for our other current and future product candidates;
●	maintain, expand and protect our intellectual property portfolio;
●	hire additional clinical, quality control, medical, scientific and other technical personnel to support our clinical and research operations;

●	seek regulatory approvals for any product candidates that successfully complete clinical trials;

●	undertake any pre-commercialization activities to establish sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval;

●	expand our infrastructure and facilities to accommodate a growing employee base; and

●	add operational, financial and management information systems and personnel, including personnel to support our research and development programs and any future commercialization efforts.

Furthermore, as a result of the Business Combination, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company.

As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of private and public equity offerings, debt financings or other capital sources, which may include collaborations with other companies or other strategic transactions. To the extent that we raise additional capital through the sale of private or public equity or convertible debt securities, existing ownership interests will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of the holders of our common stock. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. If we raise additional funds through collaborations or other strategic transactions with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or drug candidates, or grant licenses on terms that may not be favorable to us. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more of our product candidates or delay our pursuit of potential in-licenses or acquisitions.

Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses or when or if we will be able to achieve or maintain profitability. Even if we are able to generate product sales, we may not become profitable. If we fail to become profitable or are unable to sustain profitability on a continuing basis, we may be unable to continue our operations at planned levels and be forced to reduce or terminate our operations.

We have incurred significant operating losses since our inception and as of March 31, 2021, had an accumulated deficit of $131.9 million and have not yet generated revenues. In addition, we expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future. We believe that our cash resources will enable us to fund our operating expenses and capital expenditure requirements into 2023. Our belief with respect to our ability to fund operations is based on estimates that are subject to risks and uncertainties. If actual results are different from our estimates, we may need to seek additional funding sooner that would otherwise be expected. There can be no assurance that we will be able to obtain additional funding on acceptable terms, if at all. Our future viability beyond that point is dependent on our ability to raise additional capital to finance our operations. For additional information on the Business Combination, please read Note 3, Business Combination, to the unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q.

COVID-19 pandemic

In March 2020, the WHO declared the COVID-19 outbreak a pandemic. The COVID-19 outbreak and government measures taken in response have had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. The COVID-19 pandemic continues to present significant business challenges in 2021, and the future progression of the outbreak and its effects on our business and operations are uncertain.

We and our third-party contract manufacturers (“CMOs”), contract research organizations (“CROs”) and clinical sites may experience disruptions in supply of product candidates and/or procuring items that are essential for our research and development activities, including raw materials used in the manufacturing of our product candidates, medical and laboratory supplies used in our clinical trials or preclinical studies or animals that are used for preclinical testing, in each case, for which there may be shortages because of ongoing efforts to address the outbreak.

Additionally, we have enrolled, and will seek to enroll, patients in our clinical trials at sites located both in the United States and internationally. Most of our clinical trial sites are in areas affected by COVID-19 and, as a result, our trials are being impacted. We cannot predict how long or impactful these delays may be on our clinical trials. In addition, even if sites are initiating and actively recruiting, we may face difficulties recruiting or retaining patients in our clinical trials if patients are affected by the virus or are unable to or are fearful of visiting or traveling to our clinical trial sites because of the outbreak. Prolonged delays or closure to enrollment in our trials or patient discontinuations could have a material adverse impact on our clinical trial plans and timelines. In addition, our ability to collect and verify data requested of patients enrolled in our clinical trials during this pandemic is being impacted to varying degrees by COVID-19. Clinical trial data collection continues for each of our clinical trials but at a slower pace, and with challenges and interruptions in data collection, including, in some instances, disruption of collection of complete study data. This could have a material adverse impact on our data quality and analysis. In addition, clinical trial sites may be unable or unwilling to initiate a new trial if factors relevant to the pandemic render this impracticable. These COVID-19 related issues may prolong the time required to conduct our ongoing clinical trials and/or impact the quality of the data obtained from one or more of these studies.

We have not incurred impairment losses in the carrying values of our assets as a result of the COVID-19 pandemic, and we are not aware of any specific related event or circumstance that would require us to revise our estimates reflected in our condensed consolidated financial statements. Although the COVID-19 pandemic did not have a significant impact on our financial results in the first quarter of 2021, the full extent to which the COVID-19 pandemic will impact our business, results of operations, financial condition and cash flows will depend on future developments that are highly uncertain, and the estimates of the impact on our business may change based on new information that may emerge concerning COVID-19, including the duration of the pandemic, any potential subsequent waves or strains of COVID-19 infection, the effectiveness, distribution and acceptance of COVID-19 vaccines and the actions to contain it or treat its impact and the economic impact on local, regional, national and international markets.

Term loan

On February 8, 2019, we entered into a term loan facility of up to $10.0 million (the “Term Loan”) with SVB. The proceeds were used for general corporate and working capital purposes. Concurrent with the Term Loan, we issued SVB warrants to purchase 15,257 shares of Old Gemini’s Series A preferred stock at an exercise price of $5.46. At the closing of the Business Combination, these warrants were automatically exercised for 15,257 shares of our common stock. As of March 31, 2021 and December 31, 2020, we had $9.2 million and $10.0 million, respectively, in principal outstanding under the Term Loan.

The Term Loan is governed by a loan and security agreement, dated February 8, 2019, between Gemini and SVB (the “SVB Loan Agreement”). The SVB Loan Agreement provided for two separate tranches under which we could borrow. The first tranche for $7.5 million was available as single term loan advance until January 31, 2020. The second tranche was also available until January 31, 2020 as single term loan advance for $2.5 million and required that we meet a certain milestone event. On April 18, 2019, we borrowed $7.5 million under the first tranche, and on December 17, 2019, we borrowed $2.5 million under the second tranche having satisfied the milestone requirement.

The Term Loan matures on January 1, 2023 and accrues interest at a floating rate per annum equal to the greater of 3.75% or the prime rate minus 1.5% (1.75% as of March 31, 2021). The Term Loan provides for monthly interest-only payments until February 2021. Thereafter, payments are payable in equal monthly installments of principal, plus all accrued and unpaid interest. We may prepay the Term Loan in whole upon 5 days’ prior written notice to SVB. Any such prepayment of the Term Loan is subject to a prepayment charge of 0.5% of the then outstanding principal balance. Amounts outstanding during an event of default are payable upon SVB’s demand and will accrue interest at an additional rate of 5.0% per annum of the past due amount outstanding.

On April 7, 2020, we entered into a deferral agreement with SVB to defer scheduled principal repayments on its term loan by six months. The deferral agreement was offered in connection with SVB’s venture debt relief initiative, which was started due to the COVID-19 pandemic. Our first principal payment under our credit facility occurred in February 2021. The required monthly interest-only payment was not impacted by the deferral. The Term Loan’s new maturity date is January 1, 2023.

At the end of the loan term (whether at maturity, by prepayment in full or otherwise), we are required to pay a final end of term charge to SVB in the amount of 4.0% of the aggregate original principal amount advanced by SVB.

Convertible promissory notes

On August 21, 2020, we entered into a purchase agreement with existing investors to issue $14.0 million in convertible promissory notes, (the “Notes”). The Notes accrue simple interest at 8% per annum and mature on February 21, 2021. The Notes served as a bridge loan prior to the PIPE Financing that was completed in connection with the closing of the Business Combination. The Notes were amended to allow for the principal and interest to convert to shares of Series B preferred stock prior to the closing of the Business Combination. Accordingly, immediately prior to the closing of the Business Combination, the outstanding principal and interest under the Notes converted into 2,341,316 shares of Series B preferred stock at a per share conversion price of $6.1986.

Financial Operations Overview

Revenue

We have not generated any revenue since inception and do not expect to generate any revenue from the sale of products in the near future, if at all. If our development efforts are successful and we commercialize our products, or if we enter into collaboration or license agreements with third parties, we may generate revenue in the future from product sales, as well as upfront, milestone and royalty payments from such collaboration or license agreements, or a combination thereof.

Operating expenses

Research and development expenses

Research and development expenses consist primarily of costs incurred for research activities, including drug discovery efforts and the development of our product candidates. We expense research and development costs as incurred, which include:

●	expenses incurred to conduct the necessary preclinical studies and clinical trials required to obtain regulatory approval;

●

expenses incurred under agreements with CROs that are primarily engaged in the oversight and conduct of our drug discovery efforts and preclinical studies, clinical trials and CMOs that are primarily engaged to provide preclinical and clinical drug substance and product for our research and development programs;

●

other costs related to acquiring and manufacturing materials in connection with our drug discovery efforts and preclinical studies and clinical trial materials, including manufacturing validation batches, as well as investigative sites and consultants that conduct our clinical trials, preclinical studies and other scientific development services;

●	payments made in cash or equity securities under third-party licensing, acquisition and option agreements;

●	employee-related expenses, including salaries and benefits, travel and stock-based compensation expense for employees engaged in research and development functions;

●	costs related to compliance with regulatory requirements; and

●	allocated facilities-related costs, depreciation and other expenses, which include rent and utilities.

We recognize external development costs as incurred. Any advance payments that we make for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses. Such amounts are expensed as the related goods are delivered or the related services are performed, or until it is no longer expected that the goods will be delivered or the services rendered. We estimate and accrue for the value of goods and services received from CROs and other third parties each reporting period based on an evaluation of the progress to completion of specific tasks using information provided to us by our service providers. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual costs.

We do not track our research and development expenses on a program-by-program basis. Our direct external research and development expenses consist primarily of external costs, such as fees paid to outside consultants, CROs, CMOs and research laboratories in connection with our preclinical development, process development, manufacturing and clinical development activities. We do not allocate employee costs, costs associated with our discovery efforts, laboratory supplies, and facilities, including depreciation or other indirect costs, to specific programs because these costs are deployed across multiple programs and, as such, are not separately classified. We use internal resources primarily to conduct our research and discovery as well as for managing our preclinical development, process development, manufacturing and clinical development activities. These employees work across multiple programs and, therefore, we do not track their costs by program.

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. As a result, we expect that our research and development expenses will increase substantially over the next several years as we continue our existing, and commence additional, planned clinical trials for GEM103, as well as conduct other preclinical and clinical development, including submitting regulatory filings for our other product candidates. We also expect our discovery research efforts and related personnel costs will increase and, as a result, we expect our research and development expenses, including costs associated with stock-based compensation, will increase above historical levels. In addition, we may incur additional expenses related to milestone and royalty payments payable to third parties with whom we may enter into license, acquisition and option agreements to acquire the rights to future product candidates.

At this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the preclinical and clinical development of any of our product candidates or when, if ever, material net cash inflows may commence from any of our product candidates. The successful development and commercialization of our product candidates is highly uncertain. This uncertainty is due to the numerous risks and uncertainties associated with product development and commercialization, including the uncertainty of the following:

●	the scope, progress, outcome and costs of our preclinical development activities, clinical trials and other research and development activities;

●	establishing an appropriate safety and efficacy profile with IND enabling studies;

●	successful patient enrollment in and the initiation and completion of clinical trials;

●	the timing, receipt and terms of any marketing approvals from applicable regulatory authorities including the FDA and non-U.S. regulators;

●	the extent of any required post-marketing approval commitments to applicable regulatory authorities;
●

establishing clinical and commercial manufacturing capabilities or making arrangements with third-party manufacturers in order to ensure that we or our third-party manufacturers are able to make product successfully;

●	development and timely delivery of clinical-grade and commercial-grade drug formulations that can be used in our clinical trials and for commercial launch;

●	obtaining, maintaining, defending and enforcing patent claims and other intellectual property rights;

●	significant and changing government regulation;

●	launching commercial sales of our product candidates, if and when approved, whether alone or in collaboration with others; and

●	maintaining a continued acceptable safety profile of our product candidates following approval, if any, of our product candidates.

A change in any of these variables with respect to any of our programs would significantly change the costs, timing and viability associated with that program.

General and administrative expenses

General and administrative expenses consist primarily of employee-related expenses, including salaries and related benefits, travel and stock-based compensation for personnel in executive, business development, finance, human resources, legal, information technology and administrative functions. General and administrative expenses also include direct and allocated facility-related costs as well as insurance costs and professional fees for legal, patent, consulting, investor and public relations, accounting and audit services. We expense general and administrative costs as incurred.

We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support the continued development of our product candidates. We also anticipate that we will incur significantly increased accounting, audit, legal, regulatory, compliance and director and officer insurance costs as well as investor and public relations expenses associated with operating as a public company. We also expect to incur additional intellectual property-related expenses as we file patent applications to protect innovations arising from our research and development activities. Additionally, if and when we believe a regulatory approval of a product candidate appears likely, we anticipate an increase in payroll and other employee-related expenses as a result of our preparation for commercial operations, especially as it relates to the sales and marketing of that product candidate.

Other income (expense)

Interest expense

Interest expense consists of interest accrued on our term loan entered into on February 8, 2019 and the Notes, including the accretion of the beneficial conversion feature discount recognized on the issuance date of the Notes.

Interest income

Interest income consists of income earned on our cash, cash equivalents and restricted cash.

Loss on conversion of convertible notes

Immediately prior to the closing of the Business Combination, the outstanding principal and interest under the Notes converted into shares of Series B preferred stock, and we recorded other expense equal to the difference between the reacquisition price of the Notes and the net carrying amount of the Notes in the condensed consolidated statements of operations and comprehensive loss.

Change in fair value of warrant liability

In February 2019, in conjunction with our term loan, we issued warrants to purchase 15,257 shares of Old Gemini’s Series A preferred stock. We account for, and classify, these warrants as a liability on our balance sheet because the warrants are freestanding financial instruments. We remeasure this liability to fair value at each reporting date and recognize changes in the fair value of the warrant liability in our statements of operations. At the closing of the Business Combination, these warrants were automatically exercised for 15,257 shares of our common stock.

Provision for income taxes

We have not recorded any significant amounts related to income tax expense, we have not recognized any reserves related to uncertain tax positions, nor have we recorded any income tax benefits for the majority of our net losses we have incurred to date or for our research and development tax credits.

We account for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or our tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax bases of existing assets and liabilities and for loss and credit carryforwards, which are measured using the enacted tax rates and laws in effect in the years in which the differences are expected to reverse. The realization of our deferred tax assets is dependent upon the generation of future taxable income, the amount and timing of which are uncertain. Valuation allowances are provided, if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We continue to maintain a full valuation allowance against all of our net deferred tax assets based on our evaluation of all available evidence. We file income tax returns in the U.S. federal tax jurisdiction and state jurisdictions and may become subject to income tax audit and adjustments by related tax authorities. Our tax return period for U.S. federal income taxes for the tax years since 2017 remain open to examination under the statute of limitations by the Internal Revenue Service and state jurisdictions. We record reserves for potential tax payments to various tax authorities related to uncertain tax positions, if any. The nature of uncertain tax positions is subject to significant judgment by management and subject to change, which may be substantial. These reserves are based on a determination of whether and how much a tax benefit taken by us in our tax filings or positions is more likely than not to be realized following the resolution of any potential contingencies related to the tax benefit. We develop our assessment of uncertain tax positions, and the associated cumulative probabilities, using internal expertise and assistance from third-party experts. As additional information becomes available, estimates are revised and refined. Differences between estimates and final settlement may occur resulting in additional tax expense. Potential interest and penalties associated with such uncertain tax positions is recorded as a component of our provision for income taxes. To date, no amounts are being presented as an uncertain tax position.

Results of operations

The following table summarizes our results of operations for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020	Change
Operating expenses:
Research and development	$11,786	$8,217	$3,569
General and administrative	4,704	1,414	3,290
Total operating expenses	16,490	9,631	6,859
Loss from operations	(16,490)	(9,631)	(6,859)
Other income (expense):
Interest expense	(1,848)	(153)	(1,695)
Interest income	1	36	(35)
Loss on conversion of convertible notes	(711)	-	(711)
Change in fair value of warrant liability	-	2	(2)
Net loss and comprehensive loss	$(19,048)	$(9,746)	$(9,302)

Research and development expenses

Research and development expenses were $11.8 million for the three months ended March 31, 2021, compared to $8.2 million for the three months ended March 31, 2020. The increase of $3.6 million was primarily due to an increase in external research and development costs related to clinical trial activities of GEM103. In addition, research and development personnel costs were higher period over period due to an increase in headcount in our research and development function to support the advancement of our programs.

General and administrative expenses

General and administrative expenses were $4.7 million for the three months ended March 31, 2021, compared to $1.4 million for the three months ended March 31, 2020. The increase of $3.3 million was primarily due to higher personnel-related costs, including stock-based compensation, in support of organizational growth and higher legal and other professional fees incurred in connection with operating as a public company.

Interest expense

Interest expense was $1.9 million for the three months ended March 31, 2021, compared to $0.2 million for the three months ended March 31, 2020. The increase of $1.7 million is due to the accretion of the beneficial conversion feature discount recognized at the issuance date of the Notes.

Interest income

Interest income was less than $0.1 million for the three months ended March 31, 2021 and 2020 and consisted of interest income associated with our money market funds.

Loss on conversion of convertible notes

The loss on conversion of convertible notes reflects the difference between the reacquisition price of the Notes and the net carrying amount of the Notes at the time that the Notes converted into shares of Series B preferred stock immediately prior to the closing of the Business Combination.

Change in fair value of warrant liability

The change in fair value of warrant liability reflects a de minimis reduction of the fair value of the Series A preferred stock warrant.

Liquidity and capital resources

Sources of liquidity and capital

Since inception, we have not generated any revenue from any product sales or any other sources and have incurred significant operating losses and negative cash flows from our operations. We have not yet commercialized any of our product candidates and do not expect to generate revenue from sales of any product candidates for several years, if at all. We have funded our operations to date primarily with proceeds from the sale of preferred stock, borrowings under convertible promissory notes and borrowings under loan agreements. Through March 31, 2021, we have received net proceeds of $195.9 million in connection with the closing of the Business Combination, gross proceeds of $76.0 million from sales of our preferred stock, gross proceeds of $16.9 million from borrowings under convertible promissory notes and $10.0 million of cash proceeds from our term loan with SVB.

As of March 31, 2021, we had cash and cash equivalents of $185.0 million. We have incurred operating losses and experienced negative operating cash flows since inception, and we anticipate that we will continue to incur losses for at least the foreseeable future. Our net losses totaled $40.8 million for the year ended December 31, 2020 and $19.0 million for the three months ended March 31, 2021. As of March 31, 2021, we had an accumulated deficit of $131.9 million.

Continued cash generation is highly dependent on our ability to finance our operations through a combination of equity offerings, debt financings, collaboration arrangements and strategic transactions. Due to our significant research and development expenditures, we have experienced periods of negative cash flows from operations as we have yet to generate any revenue. For the three months ended March 31, 2021, we experienced a loss from operations and negative cash flows from operations. We anticipate to incur operating losses and negative cash flows from operations for the foreseeable future, particularly as we move forward with our clinical-stage programs. We do not expect to generate revenue from product sales for several years, if at all.

Until required for use in our business, we typically invest our cash in investments that are highly liquid, readily convertible to cash with original maturities of 90 days or less at the date of purchase. We attempt to minimize the risks related to our cash and cash equivalents by maintaining balances in accounts only with accredited financial institutions and, consequently, we do not believe we are subject to unusual credit risk beyond the normal credit risk associated with ordinary commercial banking relationships.

Cash flows

The following table summarizes our cash flows for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Net cash used in operating activities	$(15,007)	$(9,881)
Net cash used in investing activities	-	-
Net cash provided by financing activities	195,490	20,094
Net increase in cash, cash equivalents and restricted cash	$180,483	$10,213

Operating activities

We do not generate any cash inflows from our operating activities. Our cash flows from operating activities are significantly influenced by our use of cash for operating expenses and working capital requirements to support the business. We have historically experienced negative cash flows from operating activities as we invested in developing our platform, drug discovery efforts and related infrastructure.

During the three months ended March 31, 2021, we used cash in operating activities of $15.0 million, reflecting a net loss of $19.0 million, partially offset by non-cash charges of $4.2 million and a net change of $0.1 million in our operating assets and liabilities. The non-cash charges consist primarily of $1.6 million accretion of the discount on the Notes, $1.6 million of stock-based compensation expense, $0.7 million of expense related to the conversion of the Notes and $0.2 million of non-cash interest expense. The net change in our operating assets and liabilities was primarily due to an increase in prepaid expenses and other current currents, other assets and accounts payable, partially offset by a decrease in deferred offering costs and accrued expenses and other current liabilities.

During the three months ended March 31, 2020, we used cash in operating activities of $9.9 million, reflecting a net loss of $9.8 million, and a net decrease in accounts payable and accrued expenses and other current liabilities.

Investing activities

During the three months ended March 31, 2021 and 2020, we did not generate any cash inflows or outflows from investing activities.

Financing activities

During the three months ended March 31, 2021, net cash provided by financing activities was $195.5 million, consisting primarily of $196.3 million of net proceeds received from the Business Combination, partially offset by principal payments made on our term loan.

During the three months ended March 31, 2020, net cash provided by financing activities was $20.1 million, consisting primarily of the net proceeds received from the issuance of our Series B preferred stock.

Funding requirements

Our primary use of cash is to fund operating expenses, primarily related to our research and development activities. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable, accrued expenses and prepaid expenses.

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials of our product candidates. In addition, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company. The timing and amount of our operating expenditures will depend largely on our ability to:

•	advance preclinical development of our early-stage programs and clinical trials of our product candidates;
•	manufacture, or have manufactured on our behalf, our preclinical and clinical drug material and develop processes for late stage and commercial manufacturing;
•	seek regulatory approvals for any product candidates that successfully complete clinical trials;
•	establish a sales, marketing, medical affairs and distribution infrastructure to commercialize any product candidates for which we may obtain marketing approval and intend to commercialize on our own;
•	hire additional clinical, quality control and scientific personnel;

•

expand our operational, financial and management systems and increase personnel, including personnel to support our clinical development, manufacturing and commercialization efforts and our operations as a public company;

•	obtain, maintain, expand and protect our intellectual property portfolio;
•

manage the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights, including enforcing and defending intellectual property related claims; and

•	manage the costs of operating as a public company.

Identifying potential product candidates and conducting preclinical studies and clinical trials is a time consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of products that we do not expect to be commercially available for many years, if ever. Accordingly, we will need to obtain substantial additional funds to achieve our business objectives.

As of March 31, 2021, we had cash and cash equivalents of $185.0 million. We believe that our cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into 2023. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

Until such time as we can generate substantial product revenue, if ever, we expect to finance our operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or drug candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, limit, reduce or terminate our research, product development or future commercialization efforts, or grant rights to develop and market drug candidates that we would otherwise prefer to develop and market ourselves.

Working capital

Because of the numerous risks and uncertainties associated with research, development and commercialization of biologic product candidates, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements will depend on and could increase significantly as a result of many factors, including:

•	the scope, progress, results and costs of researching and developing our product candidates, and conducting preclinical and clinical trials;
•	the costs, timing and outcome of regulatory review of our product candidates;
•	the costs, timing and ability to manufacture our product candidates to supply our clinical and preclinical development efforts and our clinical trials;
•	the costs of future activities, including product sales, medical affairs, marketing, manufacturing and distribution, for any of our product candidates for which we receive marketing approval;
•	the costs of manufacturing commercial-grade product and necessary inventory to support commercial launch;
•	the ability to receive additional non-dilutive funding, including grants from organizations and foundations;
•	the revenue, if any, received from commercial sale of our products, should any of our product candidates receive marketing approval;
•	the costs of preparing, filing and prosecuting patent applications, obtaining, maintaining, expanding and enforcing our intellectual property rights and defending intellectual property-related claims;

•	our ability to establish and maintain collaborations on favorable terms, if at all; and
•	the extent to which we acquire or in-license other product candidates and technologies.

Critical accounting policies and significant judgments and estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The preparation of our financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, costs and expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in Note 4 to the unaudited condensed consolidated financial statements appearing elsewhere in this Form 10-Q, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our condensed consolidated financial statements.

Accrued research and development expenses

As part of the process of preparing our financial statements, we are required to estimate our accrued research and development expenses. This process involves reviewing open contracts and purchase orders, communicating with our applicable personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual costs. The majority of our service providers invoice us in arrears for services performed, on a pre-determined schedule or when contractual milestones are met; however, some require advance payments. We make estimates of our accrued expenses as of each balance sheet date in the financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of the estimates with the service providers and make adjustments if necessary. Examples of estimated accrued research and development expenses include fees paid to:

●	vendors, including research laboratories, in connection with preclinical development activities;

●	CROs and investigative sites in connection with preclinical studies and clinical trials; and

●	CMOs in connection with drug substance and drug product formulation of preclinical studies and clinical trial materials.

We base our expenses related to preclinical studies and clinical trials on our estimates of the services received and efforts expended pursuant to quotes and contracts with multiple research institutions and CROs that supply, conduct and manage preclinical studies and clinical trials on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the expense. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, we adjust the accrual or the prepaid expense accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low in any particular period. To date, our estimated accruals have not differed materially from actual costs incurred.

Stock-based compensation

We measure all stock-based awards granted to employees, directors and non-employees based on the fair value on the date of grant and recognize compensation expense of those awards over the requisite service period, which is generally the vesting period of the respective award. Forfeitures are accounted for as they occur. We grant stock options and restricted stock awards that are subject to either service or performance-based vesting conditions. Compensation expense related to awards to employees and non-employees with performance-based vesting conditions is recognized based on the grant date fair value over the requisite service period using the accelerated attribution method to the extent achievement of the performance condition is probable. We estimate the probability that certain performance criteria will be met and do not recognize compensation expense until it is probable that the performance-based vesting condition will be achieved.

We classify stock-based compensation expense in our consolidated statements of operations and comprehensive loss in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified.

Determination of Fair Value – Preferred and Common Stock

Prior to the completion of the Business Combination, given there had been no public market for our common stock, the estimated fair value of our common stock was determined by our most recently available third-party valuations of common stock. These third-party valuations were performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. Our common stock valuations were prepared using an option pricing method, or OPM, or a hybrid method, both of which used market approaches to estimate enterprise value. The OPM treats common stock and preferred stock as call options on the total equity value of a company, with exercise prices based on the value thresholds at which the allocation among the various holders of a company’s securities changes. Under this method, the common stock has value only if the funds available for distribution to stockholders exceeded the value of the preferred stock liquidation preferences at the time of the liquidity event, such as a strategic sale or a merger. A discount for lack of marketability of the common stock is then applied to arrive at an indication of value for the common stock. The hybrid method is a probability-weighted expected return method, or PWERM, where the equity value in one or more scenarios is calculated using an OPM. The PWERM is a scenario-based methodology that estimates the fair value of our common stock based upon an analysis of our future values, assuming various outcomes. The common stock value is based on the probability-weighted present value of expected future investment returns considering each of the possible outcomes available as well as the rights of each class of stock. The future value of the common stock under each outcome is discounted back to the valuation date at an appropriate risk-adjusted discount rate and probability weighted to arrive at an indication of value for the common stock. There are significant judgments and estimates inherent in the determination of the fair value of our common stock. These estimates and assumptions include a number of objective and subjective factors, including external market conditions, the prices at which we sold shares of preferred securities, the superior rights and preferences of securities senior to the common securities at the time of, and the likelihood of, achieving a liquidity event, such as an initial public offering or sale. Significant changes to the key assumptions used in the valuations could result in different fair values of common stock at each valuation date.

Subsequent to the closing of the Business Combination, the fair value of each share of common stock underlying stock-based awards is determined based on the closing price of our common stock as reported by Nasdaq on the date of grant.

Determination of Fair Value – Stock Option Awards

The fair value of each restricted common stock award is estimated on the date of grant based on the fair value of our common stock on that same date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, which requires inputs based on certain subjective assumptions, including the expected stock price volatility, the expected term of the award, the risk-free interest rate and expected dividends.

Prior to the Business Combination, we were a private company and, therefore, lack company-specific historical and implied volatility information for our common stock. Therefore, we estimated our expected stock price volatility based on the historical volatility of publicly traded peer companies and expect to continue to do so until such time as we have adequate historical data regarding the volatility of ours own traded stock price. The expected term of options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The expected term of options granted to non-employees is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that we have never paid cash dividends on common stock and does not expect to pay any cash dividends in the foreseeable future.

Off-balance sheet arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Recently issued accounting pronouncements

Refer to Note 4, Summary of Significant Accounting Policies, to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for information regarding recently issued accounting pronouncements.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements in this Quarterly Report on Form 10-Q do not constitute guarantees of future performance. Investors are cautioned that statements in this Quarterly Report on Form 10-Q which are not strictly historical statements, including, without limitation, express or implied statements or guidance regarding current or future financial performance and position, potential impairment of future earnings, management’s strategy, plans and objectives for future operations or acquisitions, product development and sales, product candidate research, development and regulatory approval, SG&A expenditures, intellectual property, development and manufacturing plans, availability of materials and product and adequacy of capital resources, our financing plans, and the projected impact of, and response to, the COVID-19 coronavirus pandemic and the related downturn of the U.S. and global economies constitute forward-looking statements. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which the Company operates, and management’s beliefs and assumptions. We undertake no obligation to publicly update or revise the statements in light of future developments. In addition, other written and oral statements that constitute forward-looking statements may be made by us or on our behalf. Words such as “expect,” “seek,” “anticipate,” “intend,” “plan,” “believe,” “could,” “estimate,” “may,” “target,” “project,” or variations of such words and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated. Information on potential risk factors that could affect our financial results are included under the sections titled “Risk Factors” in our Form 8-K/A as filed with the SEC on March 29, 2021, and Form 10-K filed with the SEC on March 29, 2021, or in future filings made by us from time to time with the Securities and Exchange Commission.

Emerging growth company and smaller reporting company status

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. We may take advantage of these exemptions until we are no longer an emerging growth company under Section 107 of the JOBS Act, which provides that an emerging growth company can take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. We have elected to avail ourselves of the extended transition period and, therefore, while we are an emerging growth company we will not be subject to new or revised accounting standards the same time that they become applicable to other public companies that are not emerging growth companies, unless we choose to early adopt a new or revised accounting standard.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (i) the market value of our common stock held by non-affiliates exceeds $250 million as of the prior June 30, or (ii) our annual revenues exceed $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700 million as of the prior June 30.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk in the ordinary course of our business. These risks primarily relate to changes in interest rates.

Our cash and cash equivalents as of March 31, 2021 consisted of cash and a money market fund account. Because of the short-term nature of our money market fund, a sudden change in market interest rates would not be expected to have a material impact on our financial position or results of operations.

As of March 31, 2021, the principal amount of our term loan was $9.2 million. The following table is an estimate of our interest expense based upon our floating rate term loan that could result from hypothetical interest rate changes, based on debt levels as of March 31, 2021:

Hypothetical Change in Interest Rates (i)	Annual Impact to Interest Expense
1-percent increase	$100,000 increase
1-percent decrease	No Impact

(i)	We pay a floating rate per annum equal to the greater of 3.75% or the prime rate minus 1.5%. See Note 7 to our unaudited condensed consolidated financial statements for further information.

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we have contracted with and may continue to contract with foreign vendors. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Inflation would generally affect us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2021 and the year ended December 31, 2020.

Item 4. Controls and Procedures.

Managements’ Evaluation of our Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rule 13a-15(e), or Rule 15d-15(e)), with the participation of our management, have each concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective and were designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. It should be noted that any system of controls is designed to provide reasonable, but not absolute, assurances that the system will achieve its stated goals under all reasonably foreseeable circumstances. Our principal executive officer and principal financial officer have each concluded that our disclosure controls and procedures as of the end of the period covered by this report are effective at a level that provides such reasonable assurances.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the three months ended March 31, 2021 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently subject to any material legal proceedings.

Item 1A. Risk Factors.

The matters discussed in this Quarterly Report on Form 10-Q include forward-looking statements that involve risks or uncertainties. These statements are neither promises nor guarantees, but are based on various assumptions by management regarding future circumstances, over many of which Gemini has little or no control. A number of important risks and uncertainties, including those identified under the caption “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the period ended December 31, 2020 and under the section titled “Risk Factors” in our Form 8-K/A as filed with the SEC on March 29, 2021 and in subsequent filings, could cause our actual results to differ materially from those in the forward-looking statements. There are no material changes to the risk factors described in our Annual Report on Form 10-K for the period ended December 31, 2020 and our Form 8-K/A as filed with the SEC on March 29, 2021. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Concurrently with the execution of the Merger Agreement, FSDC entered into subscription agreements (the “Subscription Agreements”) with each of the PIPE Investors, pursuant to which, at the Closing, the PIPE Investors subscribed for and purchased an aggregate of 9,506,000 shares of Common Stock at a price of $10.00 per share for aggregate gross proceeds of $95,060,000.  These shares were issued to the PIPE Investors immediately prior to the closing of the Business Combination on February 5, 2021.

The shares of Common Stock issued pursuant to the Subscription Agreements (the “PIPE Financing Shares”) have not been registered under the Securities Act in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act. Pursuant to the Subscription Agreements, we agreed that, within 30 calendar days after the Closing Date, we will file with the SEC (at our sole cost and expense) a registration statement (the “Resale Registration Statement”) registering the resale of the PIPE Financing Shares. We will use our commercially reasonable efforts to have the Resale Registration Statement declared effective as soon as practicable after the filing thereof, but no later than the earlier of (i) 90 calendar days (or 120 calendar days if the SEC notifies us that it will review the Resale Registration Statement) following the filing thereof and (ii) five business days after we are notified by the SEC that the Resale Registration Statement will not be reviewed or will not be subject to further review.

We agreed to cause such Resale Registration Statement, or another shelf registration statement that includes the PIPE Financing Shares, to remain effective until the earliest of (x) the third anniversary of the Closing, (y) the date on which no PIPE Investor holds PIPE Financing Shares or (z) the first date on which each PIPE Investor is able to sell all of its PIPE Financing Shares under Rule 144 of the Securities Act within 90 days without limitation as to the amount of such securities that may be sold and without the requirement for us to be in compliance with the current public information required under Rule 144(c)(i) (or Rule 144(i)(2), if applicable).

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not Applicable.

Item 6. Exhibits.

(a) Exhibits Registration No. 333-249785

Exhibit Number	Description

3.1

Amended and Restated Articles of Incorporation of Gemini Therapeutics, Inc. (incorporated by reference to Annex B to the Registrant’s Proxy Statement/Prospectus on Form S-4 (Registration No. 333-249785)).

3.2	Amended and Restated By-laws of Gemini Therapeutics, Inc. (incorporated by reference to Annex C to the Registrant’s Proxy Statement/Prospectus on Form S-4 (Registration No. 333-249785)).
4.1	Form of Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Form S-4/A (Registration No. 333-249785) filed on January 19, 2021).
10.1*	Employment Agreement, dated as of February 22, 2021, by and between Gemini Therapeutics, Inc. and Dr. Walter Strapps.
10.2*	Employment Agreement, dated as of February 4, 2021, by and between Gemini Therapeutics, Inc. and Brian Piekos.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
+	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEMINI THERAPEUTICS, INC.

Date: May 13, 2021	By:	/s/ Jason Meyenburg
Jason Meyenburg
Chief Executive Officer (Principal executive officer) Gemini Therapeutics, Inc.

Date: May 13, 2021	By:	/s/ Brian Piekos
Brian Piekos Chief Financial Officer
(Principal financial officer) Gemini Therapeutics, Inc.