Form 10-Q
period 2021-06-30
Gemini Therapeutics, Inc. /DE
filed 2021-08-12
CIK 1816736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 10, 2021, the registrant had 43,109,472 shares of common stock, $0.0001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements, which reflect our current views with respect to, among other things, our operations and financial performance. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements.  In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would” or the negative of these terms or similar expressions, but the absence of these words does not mean that a statement is not forward-looking. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, results of operations, business strategy, short- and long-term business operations and objectives, and financial needs. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors referenced in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.

These forward-looking statements are made only as of the date of this Quarterly Report on Form 10-Q. You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur.  Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Quarterly Report on Form 10-Q to conform these statements to actual results or to changes in our expectations.

Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•	the ability of our clinical trials to demonstrate acceptable safety and efficacy of our product candidates, including GEM103, our lead product candidate, and other positive results;

•

the timing, progress and results of clinical trials for GEM103 and our other product candidates, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work,

•	the period during which the results of the trials will become available, and our research and development programs;

•	the timing, scope and likelihood of regulatory filings;

•	our ability to obtain marketing approvals of our product candidates and to meet existing or future regulatory standards or comply with post-approval requirements;

•	our expectations regarding the potential market size and the size of the patient populations for our product candidates, if approved for commercial use;

•	our commercialization, marketing and manufacturing capabilities and strategy;

•	our intellectual property position and expectations regarding our ability to obtain and maintain intellectual property protection;

•	our ability to identify additional products, product candidates or technologies with significant commercial potential that are consistent with our commercial objectives;

•	the impact of government laws and regulations;

•	our competitive position and expectations regarding developments and projections relating to our competitors and any competing therapies that are or become available;

•	developments and expectations regarding developments and projections relating to our competitors and industry;

•	the possibility that we may be adversely impacted by other economic, business, and/or competitive factors;

•	future exchange and interest rates;

•	our ability to contract with and rely on third parties to assist in conducting our clinical trials and manufacturing our product candidate;

•	our ability to attract and retain key scientific, medical, commercial or management personnel;

i

•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;

•	our financial performance;

•	our expectations regarding our cash runway;

•	the ability to recognize the anticipated benefits of the Business Combination (as defined herein); and

•	the potential impact of the COVID-19 pandemic on the foregoing.

ii

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Gemini Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share amounts)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$167,477	$4,503
Prepaid expenses and other current assets	3,834	562
Total current assets	171,311	5,065

Property and equipment, net	229	294
Restricted cash	323	323
Deferred offering costs	-	2,637
Other assets	559	-
Total assets	$172,422	$8,319

Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$1,492	$2,377
Accrued expenses and other current liabilities	5,013	5,810
Term loan, current portion	5,000	5,000
Convertible notes	-	11,689
Total current liabilities	11,505	24,876

Warrant liability	-	76
Other liabilities	346	277
Term loan, net of current portion and discount	2,889	4,951
Total liabilities	14,740	30,180

Stockholders' equity (deficit):
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of June 30, 2021 and December 31, 2020	-	-
Common stock, $0.0001 par value; 250,000,000 shares authorized; 43,055,112 and 15,565,380 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	4	2
Additional paid-in capital	305,994	90,958
Accumulated deficit	(148,316)	(112,821)
Total stockholders' equity (deficit)	157,682	(21,861)

Total liabilities and stockholders' equity (deficit)	$172,422	$8,319

The accompanying notes are an integral part of the financial statements.

Gemini Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$10,842	$5,528	$22,628	$13,745
General and administrative	5,478	1,138	10,182	2,552
Total operating expenses	16,320	6,666	32,810	16,297
Loss from operations	(16,320)	(6,666)	(32,810)	(16,297)
Other income (expense):
Interest expense	(121)	(107)	(1,969)	(260)
Interest income	5	-	6	36
Loss on conversion of convertible notes	-	-	(711)	-
Change in fair value of warrant liability	-	-	-	2
Other expense	(11)	-	(11)	-
Net loss and comprehensive loss	$(16,447)	$(6,773)	$(35,495)	$(16,519)

Net loss attributable to common stockholders	$(16,447)	$(6,773)	$(35,495)	$(16,519)
Net loss per share attributable to common stockholders, basic and diluted	$(0.38)	$(0.44)	$(0.94)	$(1.11)
Weighted average common shares outstanding, basic and diluted	43,041,856	15,266,222	37,564,936	14,881,097

The accompanying notes are an integral part of the financial statements.

Gemini Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share amounts)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Old Gemini Common Stock		Common Stock		Additional paid-in	Accumulated	Total stockholders' equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	(deficit)
Balance at December 31, 2019 (as previously reported)	39,722,088	$47,113	9,916,375	$13,252	5,313,766	$5	-	$-	$1,182	$(71,984)	$(70,797)
Retroactive application of the recapitalization due to the Business Combination (Note 3)	(39,722,088)	(47,113)	(9,916,375)	(13,252)	(5,313,766)	(5)	11,979,586	1	60,369	-	60,365
Balance at December 31, 2019, effect of Business Combination (Note 3)	-	-	-	-	-	-	11,979,586	1	61,551	(71,984)	(10,432)
Issuance of Series B convertible preferred stock, net of issuance costs of $148	-	-	-	-	-	-	3,242,655	1	20,083	-	20,084
Issuance of common stock upon exercise of stock options	-	-	-	-	-	-	17,932	-	10	-	10
Vesting of restricted common stock	-	-	-	-	-	-	14,470	-	-	-	-
Stock-based compensation expense	-	-	-	-	-	-	-	-	94	-	94
Net loss	-	-	-	-	-	-	-	-	-	(9,746)	(9,746)
Balance at March 31, 2020, effect of Business Combination (Note 3)	-	$-	-	$-	-	$-	15,254,643	$2	$81,738	$(81,730)	$10
Issuance of common stock upon exercise of stock options	-	-	-	-	-	-	5,228	-	9	-	9
Vesting of restricted common stock	-	-	-	-	-	-	14,470	-	-	-	-
Stock-based compensation expense	-	-	-	-	-	-	-	-	138	-	138
Net loss	-	-	-	-	-	-	-	-	-	(6,773)	(6,773)
Balance at June 30, 2020, effect of Business Combination (Note 3)	-	$-	-	$-	-	$-	15,274,341	$2	$81,885	$(88,503)	$(6,616)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Old Gemini Common Stock		Common Stock		Additional paid-in	Accumulated	Total stockholders' equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	(deficit)
Balance at December 31, 2020 (as previously reported)	39,722,088	$47,113	24,790,938	$33,336	6,900,493	$7	-	$-	$10,504	$(112,821)	$(102,310)
Retroactive application of the recapitalization due to the Business Combination (Note 3)	(39,722,088)	(47,113)	(24,790,938)	(33,336)	(6,900,493)	(7)	15,565,380	2	80,454	-	80,449
Balance at December 31, 2020, effect of Business Combination (Note 3)	-	-	-	-	-	-	15,565,380	2	90,958	(112,821)	(21,861)
Issuance of common stock upon Business Combination, net of issuance costs (Note 3)	-	-	-	-	-	-	25,041,150	2	195,880	-	195,882
Conversion of promissory notes (Note 3)	-	-	-	-	-	-	2,341,316	-	14,515	-	14,515
Issuance of common stock upon exercise of warrants (Note 3)	-	-	-	-	-	-	15,257	-	76	-	76
Vesting of restricted common stock	-	-	-	-	-	-	35,561	-	-	-	-
Issuance of common stock upon exercise of stock options	-	-	-	-	-	-	3,480	-	4	-	4
Stock-based compensation expense	-	-	-	-	-	-	-	-	1,593	-	1,593
Net loss	-	-	-	-	-	-	-	-	-	(19,048)	(19,048)
Balance at March 31, 2021	-	$-	-	$-	-	$-	43,002,144	$4	$303,026	$(131,869)	$171,161
Issuance of common stock upon exercise of stock options	-	-	-	-	-	-	52,968	-	106	-	106
Stock-based compensation expense	-	-	-	-	-	-	-	-	2,862	-	2,862
Net loss	-	-	-	-	-	-	-	-	-	(16,447)	(16,447)
Balance at June 30, 2021	-	$-	-	$-	-	$-	43,055,112	$4	$305,994	$(148,316)	$157,682

The accompanying notes are an integral part of the financial statements.

Gemini Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(35,495)	$(16,519)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	127	155
Stock-based compensation expense	4,455	232
Non-cash interest expense	225	106
Change in fair value of warrant liability	-	(2)
Loss on conversion of convertible notes	711	-
Accretion of discount on convertible notes	1,600	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(3,272)	616
Deferred offering costs	1,341	-
Other assets	(559)	-
Accounts payable	42	(945)
Accrued expenses and other current liabilities	(110)	(557)
Net cash used in operating activities	(30,935)	(16,914)
Cash flows from financing activities:
Proceeds from Business Combination, net	195,882	-
Proceeds from sale of Series B convertible preferred stock, net	-	20,084
Proceeds from exercise of stock options	110	19
Principal payments on term loan	(2,083)	-
Net cash provided by financing activities	193,909	20,103
Increase in cash, cash equivalents and restricted cash	162,974	3,189
Cash, cash equivalents and restricted cash at beginning of period	4,826	3,309
Cash, cash equivalents and restricted cash at end of period	$167,800	$6,498

Supplemental disclosure
Cash paid for interest	$144	$154

Noncash financing activities
Conversion of convertible notes to Series B preferred stock	$14,515	$-
Exercise of warrants	$76	$-
Property and equipment purchases included in accounts payable and accrued expenses	$61	$22

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

Unless the context otherwise requires, references in these notes to “Gemini”, “the Company”, “we”, “us” and “our” and any related terms are intended to mean Gemini Therapeutics, Inc. and its consolidated subsidiary following the Business Combination (as defined below).

Since its inception, the Company has devoted substantially all its efforts and financial resources to organizing and staffing the Company, business planning, raising capital, discovering product candidates and securing related intellectual property rights and conducting research and development activities for our product candidates. The Company’s lead product candidate, GEM103, is currently in Phase 2a clinical development and its other product candidates and research initiatives are in preclinical or earlier stages of development.

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

2. Risks and Liquidity

The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, uncertainty of product development and commercialization, lack of marketing and sales history, development by its competitors of new technological innovations, dependence on key personnel, market acceptance of products, product liability, protection of proprietary technology, ability to raise additional financing, compliance with government regulations, and the impact of the novel coronavirus disease (“COVID-19”) pandemic. If the Company does not successfully commercialize any of its product candidates, it will be unable to generate recurring product revenue or achieve profitability.

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

Prior to the Business Combination, the Company primarily financed its operations through the sale of convertible preferred stock, borrowings under convertible promissory notes and borrowings under loan agreements. The Company believes that its $167.5 million of cash and cash equivalents as of June 30, 2021 will enable it to fund its planned operations for at least twelve months from the issuance date of these condensed consolidated financial statements, though the Company may pursue additional cash resources through public or private equity or debt financings. Management’s expectations with respect to its ability to fund current planned operations is based on estimates that are subject to risks and uncertainties. Its operating plan may change as a result of many factors currently unknown to management and there can be no assurance that the current operating plan will be achieved in the time frame anticipated by the Company, and it may need to seek additional funds sooner than anticipated. If adequate funds are not available to the Company on a timely basis, management may be required to delay, limit, reduce or terminate certain of its research, product development or future commercialization efforts, obtain funds through arrangements with collaborators on terms unfavorable to the Company, or pursue merger or acquisition strategies, all of which could adversely affect the holdings or the rights of its stockholders.

Impact of the COVID-19 Pandemic

In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. The COVID-19 outbreak and the increased prevalence of variants of the virus, and government measures taken in response, have had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. The COVID-19 pandemic has resulted in and will likely continue to result in significant disruptions to the global economy, and businesses and capital markets around the world. The Company cannot predict the future progression or full impact of the outbreak and its effects on the Company’s business and operations.

The Company and its third-party contract manufacturers (“CMOs”), contract research organizations (“CROs”) and clinical sites have experienced and may continue to experience disruptions in supply of product candidates and/or procurement of items that are essential for the Company’s research and development activities, including raw materials used in the manufacturing of its product candidates, medical and laboratory supplies used in its clinical trials or preclinical studies or animals that are used for preclinical testing, in each case, for which there may be shortages because of ongoing efforts to address the outbreak.

Additionally, the Company has enrolled, and will seek to enroll, patients in its clinical trials at sites located both in the United States and internationally. Most of the Company’s clinical trial sites are in areas affected by COVID-19 and, as a result, its trials have been and may continue to be impacted. The Company cannot predict how long or impactful these delays may be on its clinical trials. In addition, even if sites are initiating and actively recruiting, the Company may face difficulties recruiting or retaining patients in its clinical trials if patients are affected by the virus or are unable to or are fearful of visiting or traveling to clinical trial sites because of the outbreak. Prolonged delays or closure to enrollment in the Company’s trials or patient discontinuations could have a material adverse impact on its clinical trial plans and timelines. In addition, the Company’s ability to collect and verify data requested of patients enrolled in its clinical trials during this pandemic is being impacted to varying degrees. Clinical trial data collection continues for each of the Company’s clinical trials but at a slower pace, and with challenges and interruptions in data collection, including, in some instances, disruption of collection of complete study data. This could have a material adverse impact on the Company’s data quality and analysis. In addition, clinical trial sites may be unable or unwilling to initiate a new trial if factors relevant to the pandemic render this impracticable.  These COVID-19 related issues may prolong the time required to conduct ongoing clinical trials and/or impact the quality of the data obtained from one or more of these studies.

The Company has not incurred impairment losses in the carrying values of its assets as a result of the COVID-19 pandemic, and it is not aware of any specific related event or circumstance that would require it to revise its estimates reflected in these condensed consolidated financial statements. Although the COVID-19 pandemic did not have a significant impact on the Company’s condensed consolidated financial results in the second quarter of 2021, the full extent to which the COVID-19 pandemic will impact the Company’s business, results of operations, financial condition and cash flows will depend on future developments that are highly uncertain, and the estimates of the impact on the Company’s business may change based on new information that may emerge concerning COVID-19, including the duration of the pandemic, any potential subsequent waves or strains of COVID-19 infection, the effectiveness, distribution and acceptance of COVID-19 vaccines and the actions to contain it or treat its impact and the economic impact on local, regional, national and international markets.

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

The Company accounted for the Business Combination as a reverse recapitalization, which is the equivalent of Old Gemini issuing stock for the net assets of FSDC, accompanied by a recapitalization, with FSDC treated as the acquired company for accounting purposes. The determination of FSDC as the “acquired” company for accounting purposes was primarily based on the fact that subsequent to the Business Combination, shareholders of Old Gemini prior to the Business Combination have a majority of the voting power of the combined company, the operations of Old Gemini will comprise all of the ongoing operations of the combined entity, and Old Gemini’s senior management will comprise all of the senior management of the combined company. The net assets of FSDC were stated at historical cost with no goodwill or other intangible assets recorded. Reported results from operations included herein prior to the Business Combination are those of Old Gemini. The shares and corresponding capital amounts and loss per share related to Old Gemini’s outstanding convertible preferred stock and common stock prior to the Business Combination have been retroactively restated to reflect the conversion ratio established in the Merger Agreement (1.00 Old Gemini share for 0.2180 shares of the Company, the “Conversion Ratio”).

In connection with the Business Combination, the Company incurred equity issuance costs and other costs considered direct and incremental to the transaction totaling $21.0 million, consisting of legal, accounting, financial advisory and other professional fees. These amounts are reflected within additional paid-in capital in the condensed consolidated balance sheet as of June 30, 2021.

PIPE Financing

Concurrent with the execution of the Business Combination, the Company entered into subscription agreements with certain investors (the “PIPE Investors”) pursuant to which the PIPE Investors subscribed for and purchased an aggregate of 9,506,000 shares of Common Stock for an aggregate purchase price of $95.1 million.

Summary of Net Proceeds

The following table summarizes the elements of the net proceeds from the Business Combination as of June 30, 2021 (in thousands):

Cash - FSDC Trust Account and cash (net of redemptions)	$121,782
Cash - PIPE Financing	95,060
Less: Equity issuance costs and other costs paid prior to June 30, 2021	(20,960)
Net proceeds from the Business Combination	$195,882

Summary of Shares Issued

The following table summarizes the number of shares of Common Stock outstanding immediately following the consummation of the Business Combination:

FSDC shares outstanding prior to the Business Combination	15,535,150
Shares issued pursuant to the PIPE Financing	9,506,000
Business Combination and PIPE Financing shares	25,041,150
Conversion of Old Gemini Series A preferred stock for common stock	8,657,869
Conversion of Old Gemini Series B preferred stock for common stock	7,744,785
Conversion of Old Gemini common stock for common stock	1,539,603
Issuance of common stock upon exercise of warrants	15,257
Total shares of the Company's common stock outstanding immediately following the Business Combination	42,998,664

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

In the opinion of management, all adjustments necessary for a fair statement of the financial information, which are of a normal and recurring nature, have been made for the interim periods reported. Results of operations for the three and six months ended June 30, 2021 and 2020 are not necessarily indicative of the results for the entire fiscal year or any other period. The condensed consolidated financial information for the three and six months ended June 30, 2021 and 2020 have been prepared on the same basis as and should be read in conjunction with Old Gemini’s audited financial statements and notes thereto for the year ended December 31, 2020 included in the Company’s Form 8-K/A as filed with the SEC on March 29, 2021.

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

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the time of initial purchase to be cash equivalents. The objectives of the Company’s cash management policy are to safeguard and preserve funds to maintain liquidity sufficient to meet the Company’s cash flow requirements and to attain a market rate of return. The Company’s cash equivalents consist of amounts invested in money market mutual funds as of June 30, 2021 and December 31, 2020.

Restricted cash

Restricted cash amounted to $323 thousand as of June 30, 2021 and December 31, 2020, which consists of $100 thousand to collateralize the Company’s credit card and $223 thousand to collateralize its irrevocable standby letter of credit for its facility lease arrangement. The letter of credit is in the name of the landlord and is required to fulfill lease requirements in the event the Company should default on its lease obligation.

A reconciliation of the cash and cash equivalents and restricted cash as presented in the Company’s balance sheets to the Company’s statements of cash flows is as follows (in thousands):

	June 30, 2021	December 31, 2020
Cash and cash equivalents	$167,477	$4,503
Restricted cash	323	323
Total cash, cash equivalents and restricted cash	$167,800	$4,826

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

Offering costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are recorded in stockholders’ equity (deficit) as a reduction of additional paid-in capital generated as a result of the offering. Should the in-process equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the condensed consolidated statements of operations and comprehensive loss. The Company had no deferred offering costs as of June 30, 2021. As of December 31, 2020, the Company recorded deferred offering costs of $2.6 million related to the costs incurred in connection with the Business Combination.

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

The Company’s cash equivalents and preferred stock warrant liability (outstanding as of December 31, 2020 only) are carried at fair value, determined according to the fair value hierarchy described above (see Note 5). The carrying values of the Company’s prepaid expenses and other current assets and accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities. The carrying value of the Company’s term loan as of June 30, 2021 and December 31, 2020 (see Note 7) approximated fair value based on interest rates currently available to the Company.

Debt issuance costs

The carrying value of the Company’s term loan was recorded net of issuance costs and discount relating to the issuance of warrants. The debt discounts are amortized over the term of the debt using the effective interest method and recognized as interest expense.

Warrants

In February 2019, concurrent with the Company’s term loan agreement (see Note 7), the Company issued warrants to purchase shares of Old Gemini’s Series A preferred stock. The Company accounted for the warrants to purchase Series A preferred stock as a liability as these warrants were freestanding financial instruments that may have required the Company to transfer assets upon exercise. The fair value of the warrants classified as liabilities is estimated using the Black-Scholes Option Pricing Model and adjusted to fair value at the end of each reporting period. Changes in the fair value of the warrant are recognized as a component of other income (expense) in the condensed consolidated statements of operations and comprehensive loss. The estimates in the Black-Scholes Option Pricing Model are based, in part, on subjective assumptions, including, stock price volatility, term of the warrants, risk-free interest rate, dividend yield and the fair value of the preferred stock underlying the warrants. Such assumptions could differ materially in the future.

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

In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since dilutive common shares are not assumed to be outstanding if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the three and six months ended June 30, 2021 and 2020.

Emerging growth company status

The Company qualifies as an “emerging growth company” (“EGC”), as defined in the Jumpstart Our Business Startups Act (“JOBS Act”), and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not EGCs. The Company may take advantage of these exemptions until it is no longer an EGC under Section 107 of the JOBS Act, which provides that an EGC can take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. The Company has elected to avail itself of the extended transition period and, therefore, while the Company is an EGC it will not be subject to new or revised accounting standards at the same time that they become applicable to other public companies that are not EGCs, unless it chooses to early adopt a new or revised accounting standard. As a result of this election, the condensed consolidated financial statements may not be comparable to companies that comply with public company FASB standards’ effective dates.

Recently adopted accounting pronouncements

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606, (“ASU 2018-18”). The amendments in this update clarify that certain transactions between collaborative arrangement participants should be accounted for as revenue when the collaborative arrangement participant is a customer in the context of a unit of account and precludes recognizing as revenue consideration received from a collaborative arrangement participant if the participant is not a customer. This standard became effective for the Company on January 1, 2021 and did not have a material impact on its condensed consolidated financial statements as the Company had no transactions applicable to this guidance; however, the standard may impact how the Company accounts for certain business transactions in the future.

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

5. Fair value measurements

The following tables present information about the Company’s financial assets and liabilities measured at fair value (in thousands) on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values:

June 30, 2021	Level 1	Level 2	Level 3	Total
Assets
Money market funds in cash and cash equivalents	$166,594	$-	$-	$166,594
	$166,594	$-	$-	$166,594

December 31, 2020	Level 1	Level 2	Level 3	Total
Assets
Money market funds in cash and cash equivalents	$4,015	$-	$-	$4,015
	$4,015	$-	$-	$4,015
Liabilities
Warrant liability	$-	$-	$76	$76
	$-	$-	$76	$76

The values of cash equivalents are classified as Level 1 measurements under the fair value hierarchy, as these assets have been valued using quoted market prices in active markets and do not have any restrictions on redemption. As of June 30, 2021 and December 31, 2020, cash equivalents were comprised of funds in money market accounts. There were no transfers or reclassifications between Level 1, Level 2 and Level 3 during the three and six months ended June 30, 2021.

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

The following table sets forth a summary of the activities of the Company’s Series A preferred stock warrant liability, which represents a recurring measurement that is classified within Level 3 of the fair value hierarchy wherein fair value is estimated using significant unobservable inputs (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Beginning warrant liability balance	$-	$66	$76	$68
Change in fair value	-	-	-	(2)
Warrant exercise	-	-	(76)	-
Ending warrant liability balance	$-	$66	$-	$66

6. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Accrued payroll and benefits	$1,644	$1,500
Accrued external research and development	2,809	3,136
Accrued professional fees	388	691
Accrued interest	25	437
Accrued other	147	46
	$5,013	$5,810

7. Term loan

On February 8, 2019, the Company entered into a term loan facility of up to $10.0 million (the “Term Loan”) with Silicon Valley Bank (“SVB”). The proceeds were used for general corporate and working capital purposes. Concurrent with the Term Loan, the Company issued SVB warrants to purchase 15,257 shares of the Company’s Series A preferred stock at an exercise price of $5.46 (see Note 5). As of June 30, 2021 and December 31, 2020, the Company had $7.9 million and $10.0 million, respectively, in principal outstanding under the Term Loan.

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

The Term Loan initially matured on July 1, 2022 and accrues interest at a floating rate per annum equal to the greater of 3.75% or the prime rate minus 1.5% (1.75% as of June 30, 2021). The Term Loan initially provided for monthly interest-only payments until July 31, 2020. Thereafter, payments are payable in equal monthly installments of principal, plus all accrued and unpaid interest. The Company may prepay the Term Loan in whole upon 5 days’ prior written notice to SVB. Any such prepayment of the Term Loan is subject to a prepayment charge of 0.5% of the then outstanding principal balance. Amounts outstanding during an event of default are payable upon SVB’s demand and will accrue interest at an additional rate of 5.0% per annum of the past due amount outstanding.

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

At the end of the loan term (whether at maturity, by prepayment in full or otherwise), the Company is required to pay a final end of term charge to SVB in the amount of 4.0% of the aggregate original principal amount advanced by SVB. The amount of the end of term charge is being accrued over the loan term as interest expense. As of June 30, 2021 and December 31, 2020, the Company accrued $308 thousand and $239 thousand, respectively, related to the end of term charge, which has been classified within other long-term liabilities.

The SVB Loan Agreement includes a provision under which SVB may accelerate the scheduled maturities of the Term Loan under conditions that are not objectively determinable. The Company evaluated the likelihood of such acceleration and determined that it is not probable and classified the Term Loan on the balance sheet in accordance with the repayment schedule as of June 30, 2021.

As of June 30, 2021, scheduled principal payments for the Term Loan are as follows (in thousands):

Year Ending December 31,
2021	$2,500
2022	5,000
2023	417
Total principal	7,917
Unamortized discounts	(28)
Carrying amount	7,889
Less current portion	(5,000)
Long-term portion	$2,889

Interest expense was approximately $121 thousand and $107 thousand for the three months ended June 30, 2021 and 2020, respectively, and approximately $259 thousand and $260 thousand for the six months ended June 30, 2021 and 2020, respectively.

8. Convertible promissory notes

On August 21, 2020, Old Gemini entered into a purchase agreement with various investors to issue $14.0 million in convertible promissory notes (the “Notes”). The Notes accrued simple interest at 8% per annum. The Company determined that a beneficial conversion feature (“BCF”) exists and should be recognized on the issuance date. The Company recorded the Notes at the original issuance price, net of the BCF discount. The BCF discount was accreted to the face value of the Notes over the period from the issuance date until the maturity date, offset against interest expense.

The Notes served as a bridge loan prior to the PIPE Financing that was completed in connection with the closing of the Business Combination. The Notes were intended to automatically convert into shares of common stock issued in the PIPE Financing at a per share conversion price equal to the lowest per share price paid for such shares of common stock in the PIPE Financing. The Notes were amended to allow for the principal and interest to convert to shares of Series B preferred stock prior to the closing of the Business Combination. Accordingly, immediately prior to the closing of the Business Combination, the outstanding principal and interest under the Notes converted into 2,341,316 shares of Series B preferred stock at a per share conversion price of $6.1986 and the Notes liability was extinguished. The Company recorded other expense of $0.7 million for the difference between the reacquisition price of the Notes and the net carrying amount of the Notes in the condensed consolidated statements of operations and comprehensive loss for the six months ended June 30, 2021.

As of December 31, 2020, the carrying value of the Notes was as follows (in thousands):

Principal amount	$14,000
Unamortized discount (beneficial conversion feature)	(2,311)
Carrying amount	11,689
Less current portion	(11,689)
Long-term portion	$-

During the three and six months ended June 30, 2021, the Company recognized interest expense of $0 and $1.7 million, respectively.

9. Stockholders’ Equity (Deficit)

The condensed consolidated statement of stockholders’ equity (deficit) has been retroactively adjusted for all periods presented to reflect the Business Combination and reverse recapitalization as defined in Note 3, Business Combination.

Preferred Stock

Upon closing of the Business Combination, pursuant to the terms of the Amended and Restated Certificate of Incorporation dated February 5, 2021, the Company authorized 10,000,000 shares of preferred stock with a par value $0.0001 per share. The Company’s board of directors has the authority, without further action by the stockholders, to issue such shares of preferred stock in one or more series, to establish from time to time the number of shares to be included in each such series, and to fix the designations, powers, voting, and other rights, preferences and privileges of the shares. There were no issued and outstanding shares of preferred stock as of June 30, 2021.

In connection with the closing of the Business Combination, all previously issued and outstanding Series A convertible preferred stock and Series B convertible preferred stock were exchanged for common stock of the Company pursuant to the Conversion Ratio established in the Merger Agreement. All fractional shares were rounded down.

Common Stock

Pursuant to the term of the Amended and Restated Certificate of Incorporation, the Company authorized 250,000,000 shares of common stock with a par value of $0.0001 per share. Immediately following the closing of the Business Combination and as of June 30, 2021, there were 42,998,664 and 43,055,112 shares of common stock issued and outstanding, respectively.

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

2021 Gemini Equity Incentive Plan

On February 3, 2021, FSDC’s stockholders approved the 2021 Stock Option and Incentive Plan (the “2021 Plan”), pursuant to which 4,264,341 shares of common stock were reserved for issuance. The 2021 Plan provides for the Company to grant incentive stock options or nonqualified stock options for the purchase of common stock, stock appreciation rights, restricted stock awards, restricted stock units, unrestricted stock awards, cash-based awards and dividend equivalent rights to employees, officers, directors and consultants of Gemini. Incentive stock options may only be granted to employees. The 2021 Plan is administered by the plan administrator, which is the Compensation Committee of Gemini’s board of directors, provided therein, which has discretionary authority, subject only to the express provisions of the 2021 Plan, to interpret the 2021 Plan; determine eligibility for and grant awards; determine form of settlement of awards (whether in cash, shares of stock, other property or a combination of the foregoing), determine, modify or waive the terms and conditions of any award; prescribe forms, rules and procedures; and otherwise do all things necessary to carry out the purposes of the 2021 Plan. As of June 30, 2021, 498,602 shares remained available for future issuance under the 2021 Plan.

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

2021 Inducement Plan

On February 12, 2021, the Company’s board of directors approved the 2021 Inducement Plan. The 2021 Inducement Plan is a non-stockholder approved stock plan under which the Company grants equity awards to induce highly-qualified prospective officers and employees who are not currently employed by the Company to accept employment and provide them with a proprietary interest in the Company. The Company intends that the 2021 Inducement Plan be reserved for persons to whom the Company may issue securities without stockholder approval as an inducement pursuant to Rule 5635(c)(4) of the Marketplace Rules of the NASDAQ Stock Market, Inc. The 2021 Inducement Plan is administered by the board of directors or the Compensation Committee of the board, which determines the types of awards to be granted, including the number of shares subject to the awards, the exercise price and the vesting schedule. Awards granted under the 2021 Inducement Plan expire no later than ten years from the date of grant. As of June 30, 2021, 983,949 shares were available for issuance under the 2021 Inducement Plan.

Stock-based compensation expense

The Company recorded stock-based compensation expense in the following expense categories of its condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development	$1,303	$52	$1,959	$70
General and administrative	1,559	86	2,496	162
Total stock-based compensation expense	$2,862	$138	$4,455	$232

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

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss attributable to common stockholders	$(16,447)	$(6,773)	$(35,495)	$(16,519)
Weighted average common shares outstanding-basic and diluted	43,041,856	15,266,222	37,564,936	14,881,097
Net loss per share attributable to common stockholders-basic and diluted	$(0.38)	$(0.44)	$(0.94)	$(1.11)

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

	As of June 30,
	2021	2020
Unvested restricted stock	-	295,907
Options to purchase common stock	6,506,146	1,782,292
Warrants to purchase shares of Series A preferred stock (as converted to common stock)	-	15,257
	6,506,146	2,093,456

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

License agreements

In April 2017, the Company entered into a Research Collaboration and License Agreement with Sanquin Blood Supply Foundation (the “2017 License Agreement”) to develop antibodies that bind and enhance the activity of CFH. As consideration for the license, the Company paid a one-time, non-refundable upfront payment of $100 thousand. The 2017 License Agreement includes additional consideration upon the achievement of certain development and commercial milestones (i.e., once net sales targets exceed certain thresholds) totaling up to an aggregate amount of $29.0 million. Finally, the Company is required to make royalty payments of between 1.25% and 2.50% of net product sales if commercialization is achieved. The financial statements as of June 30, 2021 do not include liabilities with respect to this agreement as the Company has not yet generated revenue and the achievement of certain milestones is not probable.

In June 2018, the Company entered into a Cell Line License Agreement with Life Technologies Corporation (the “2018 License Agreement”) to obtain non-exclusive use of 293 H cells in support of GEM-103 manufacturing activities. As consideration for the license, the Company paid a one-time, non-refundable, non-creditable initial license fee of $75 thousand. In addition, an annual non-refundable, non-creditable development fee of $65 thousand is due on each anniversary date. The 2018 License Agreement includes additional consideration of $275 thousand contingent upon future commercialization of each licensed product. As the Company has not yet generated revenue from operations, no provision was included in the financial statements with respect to the additional consideration under the 2018 License Agreement as of June 30, 2021.

In March 2019, the Company entered into a second Cell Line License Agreement with Life Technologies Corporation (the “2019 License Agreement”) to obtain non-exclusive use of a CTS Viral Production cell line for producing genetically engineered adeno-associated virus particles to be used in human therapeutics. As consideration for the license, the Company paid a one-time, non-refundable, non-creditable initial license fee of $100 thousand. In addition, an annual non-refundable, non-creditable development fee of $80 thousand is due on each anniversary date, beginning on the second anniversary date. The 2019 License Agreement includes additional consideration of $350 thousand contingent upon future commercialization of each licensed product. As the Company has not yet generated revenue from operations, no provision was included in the financial statements with respect to the additional consideration under the 2019 License Agreement as of June 30, 2021.

In October 2018, the Company entered into a Master License Agreement with Avitide, Inc. (the “2018 Master License Agreement”) to license, on an exclusive basis, certain of Avitide’s affinity chromatography resins comprised of proprietary ligands. As consideration for the license, the Company paid an upfront license fee of $200 thousand. In addition, an annual license fee of $75 thousand is due on each anniversary date. The 2018 Master License Agreement includes additional consideration upon the achievement of certain development, commercial and sales milestones totaling up to $700 thousand, $2.2 million and $7.0 million, respectively. Finally, the Company is required to make royalty payments of 1.25% of net product sales if commercialization is achieved. The financial statements as of June 30, 2021 do not include liabilities with respect to additional consideration under this agreement as the Company has not yet generated revenue and the achievement of certain milestones is not probable.

In June 2019, the Company entered into a GPEx-Derived Cell Line Sale Agreement with Catalent Pharma Solutions, LLC (the “2019 Sale Agreement”) to purchase all right, title and interest in and to the GPEx Cell Line. As consideration for the GPEx Cell Line, the Company is required to make one-time milestone payments totaling up to $1.3 million in aggregate, as well as a contingent annual fee upon commercialization (1% of net sales, or $100 thousand, whichever is greater) and other fees after certain milestones are reached. Certain milestone payments may be waived if Catalent manufactures >50% of the total product required for the relevant clinical trial. The financial statements as of June 30, 2021 do not include liabilities with respect to this agreement as the Company has not yet generated revenue and the achievement of certain milestones is not probable.

Contingencies

Indemnification agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any indemnification arrangements could have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of June 30, 2021 .

Legal proceedings

From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business. As of June 30, 2021, the Company was not a party to any material legal matters or claims.

13. Related party transactions

The Company engaged a firm managed by an executive of the Company for professional services related to accounting, finance and other administrative functions. For the three and six months ended June 30, 2021, the costs incurred under this arrangement totaled $0 and $105 thousand, respectively, of which $95 thousand was recorded in stockholders’ equity (deficit) as a reduction to additional paid-in capital as a result of the Business Combination and $10 thousand was recorded as general and administrative expense in the accompanying condensed consolidated statements of operations and comprehensive loss. As of June 30, 2021 and December 31, 2020, amounts owed under this arrangement totaled $0 and $257 thousand, respectively, and is included in accounts payable and/or accrued expenses in the accompanying consolidated balance sheet for each period. The executive of the Company associated with this firm resigned from the Company in February 2021.

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

Our lead product candidate, GEM103, is in Phase 2a clinical development and our other product candidates and research initiatives are in preclinical or earlier stages of development. Our ability to generate revenue from product sales sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. We have not yet successfully completed any pivotal clinical trials, nor have we obtained any regulatory approvals, manufactured a commercial-scale drug, or conducted sales and marketing activities. Prior to the Business Combination (as defined below), we primarily financed our operations through the sale of convertible preferred stock, borrowings under convertible promissory notes and borrowings from our term loan facility with Silicon Valley Bank, (“SVB”).

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

We have incurred significant operating losses since inception. Our net losses were $40.8 million for the year ended December 31, 2020 and $35.5 million for the six months ended June 30, 2021. As of June 30, 2021, we had an accumulated deficit of $148.3 million. We expect to continue to incur net losses for the foreseeable future and expect our research and development expenses and general and administrative expenses to continue to increase. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing development activities, particularly if and as we:

●

continue development activities for GEM103, our first product candidate being tested in AMD, including the completion of our Phase 2a clinical trial in geographic atrophy, the ongoing Phase 2a clinical trial in patients with macular atrophy receiving anti-VEGF therapy and the initiation of a Phase 2b or Phase 3 clinical trial in geographic atrophy;

●	continue research and development activities allowing us to nominate our CFH potentiating antibody as a product candidate;
●	continue research and development activities allowing us to nominate our CFH AAV as a product candidate;

●	initiate additional clinical trials and preclinical studies for our other current and potential future product candidates;

●	maintain, expand and protect our intellectual property portfolio;
●	hire additional clinical, quality control, medical, scientific and other technical personnel to support our clinical and research operations;

●	seek regulatory approvals for any product candidates that successfully complete clinical trials;

●	undertake any pre-commercialization activities to establish sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval;

●	expand our infrastructure and facilities to accommodate a growing employee base; and

●	add operational, financial and management information systems and personnel, including personnel to support our research and development programs and any future commercialization efforts.

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

COVID-19 pandemic

In March 2020, the World Health Organization declared the novel coronavirus (“COVID-19”) outbreak a pandemic. The COVID-19 outbreak and the increased prevalence of variants of the virus, and government measures taken in response, have had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. The COVID-19 pandemic has resulted in and will likely continue to result in significant disruptions to the global economy, and businesses and capital markets around the world. The Company cannot predict the future progression or full impact of the outbreak and its effects on the Company’s business and operations.

We and our third-party contract manufacturers (“CMOs”), contract research organizations (“CROs”) and clinical sites have experienced and may continue to experience disruptions in supply of product candidates and/or procuring items that are essential for our research and development activities, including raw materials used in the manufacturing of our product candidates, medical and laboratory supplies used in our clinical trials or preclinical studies or animals that are used for preclinical testing, in each case, for which there may be shortages because of ongoing efforts to address the outbreak.

Additionally, we have enrolled, and will seek to enroll, patients in our clinical trials at sites located both in the United States and internationally. Most of our clinical trial sites are in areas affected by COVID-19 and, as a result, our trials have been and may continue to be impacted. We cannot predict how long or impactful these delays may be on our clinical trials. In addition, even if sites are initiating and actively recruiting, we may face difficulties recruiting or retaining patients in our clinical trials if patients are affected by the virus or are unable to or are fearful of visiting or traveling to our clinical trial sites because of the outbreak. Prolonged delays or closure to enrollment in our trials or patient discontinuations could have a material adverse impact on our clinical trial plans and timelines. In addition, our ability to collect and verify data requested of patients enrolled in our clinical trials during this pandemic is being impacted to varying degrees by COVID-19. Clinical trial data collection continues for each of our clinical trials but at a slower pace, and with challenges and interruptions in data collection, including, in some instances, disruption of collection of complete study data. This could have a material adverse impact on our data quality and analysis. In addition, clinical trial sites may be unable or unwilling to initiate a new trial if factors relevant to the pandemic render this impracticable. These COVID-19 related issues may prolong the time required to conduct our ongoing clinical trials and/or impact the quality of the data obtained from one or more of these studies.

We have not incurred impairment losses in the carrying values of our assets as a result of the COVID-19 pandemic, and we are not aware of any specific related event or circumstance that would require us to revise our estimates reflected in our condensed consolidated financial statements. Although the COVID-19 pandemic did not have a significant impact on our financial results in the second quarter of 2021, the full extent to which the COVID-19 pandemic will impact our business, results of operations, financial condition and cash flows will depend on future developments that are highly uncertain, and the estimates of the impact on our business may change based on new information that may emerge concerning COVID-19, including the duration of the pandemic, any potential subsequent waves or strains of COVID-19 infection, the effectiveness, distribution and acceptance of COVID-19 vaccines and the actions to contain it or treat its impact and the economic impact on local, regional, national and international markets.

Business Combination

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

We accounted for the Business Combination as a reverse recapitalization, which is the equivalent of Old Gemini issuing stock for the net assets of FSDC, accompanied by a recapitalization, with FSDC treated as the acquired company for accounting purposes. The net assets of FSDC were stated at historical cost with no goodwill or other intangible assets recorded. Reported results from operations included herein prior to the Business Combination are those of Old Gemini. The shares and corresponding capital amounts and loss per share related to Old Gemini’s outstanding convertible preferred stock and common stock prior to the Business Combination have been retroactively restated to reflect the conversion ratio established in the Merger Agreement (1.00 Old Gemini share for 0.2180 shares of the Company), or the Conversion Ratio.

For additional information on the Business Combination, please read Note 3, Business Combination, to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q.

Term loan

On February 8, 2019, we entered into a term loan facility of up to $10.0 million (the “Term Loan”) with SVB. The proceeds were used for general corporate and working capital purposes. Concurrent with the Term Loan, we issued SVB warrants to purchase 15,257 shares of Old Gemini’s Series A preferred stock at an exercise price of $5.46. At the closing of the Business Combination, these warrants were automatically exercised for 15,257 shares of our common stock. As of June 30, 2021 and December 31, 2020, we had $7.9 million and $10.0 million, respectively, in principal outstanding under the Term Loan.

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

The Term Loan matures on January 1, 2023 and accrues interest at a floating rate per annum equal to the greater of 3.75% or the prime rate minus 1.5% (1.75% as of June 30, 2021). The Term Loan provides for monthly interest-only payments until February 2021. Thereafter, payments are payable in equal monthly installments of principal, plus all accrued and unpaid interest. We may prepay the Term Loan in whole upon 5 days’ prior written notice to SVB. Any such prepayment of the Term Loan is subject to a prepayment charge of 0.5% of the then outstanding principal balance. Amounts outstanding during an event of default are payable upon SVB’s demand and will accrue interest at an additional rate of 5.0% per annum of the past due amount outstanding.

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

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. As a result, we expect that our research and development expenses will continue to increase substantially over the next several years as we continue our existing, and commence additional, planned clinical trials for GEM103, as well as conduct other preclinical and clinical development, including submitting regulatory filings for our other product candidates. We also expect our discovery research efforts and related personnel costs will increase and, as a result, we expect our research and development expenses, including costs associated with stock-based compensation, will increase above historical levels. In addition, we may incur additional expenses related to milestone and royalty payments payable to third parties with whom we may enter into license, acquisition and option agreements to acquire the rights to future product candidates.

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

We anticipate that our general and administrative expenses will continue to increase in the future as we increase our headcount to support the continued development of our product candidates. We also anticipate that we will continue to incur increased accounting, audit, legal, regulatory, compliance and director and officer insurance costs as well as investor and public relations expenses associated with operating as a public company. We also expect to incur additional intellectual property-related expenses as we file patent applications to protect innovations arising from our research and development activities. Additionally, if and when we believe a regulatory approval of a product candidate appears likely, we anticipate an increase in payroll and other employee-related expenses as a result of our preparation for commercial operations, especially as it relates to the sales and marketing of that product candidate.

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

Change in fair value of warrant liability

In February 2019, in conjunction with our term loan, we issued warrants to purchase 15,257 shares of Old Gemini’s Series A preferred stock. We accounted for, and classified, these warrants as a liability on our balance sheet because the warrants were freestanding financial instruments. We remeasured this liability to fair value at each reporting date and recognized changes in the fair value of the warrant liability in our statements of operations. At the closing of the Business Combination, these warrants were automatically exercised for 15,257 shares of our common stock.

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

Results of operations

Comparison of the three months ended June 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,
	2021	2020	Change
Operating expenses:
Research and development	$10,842	$5,528	$5,314
General and administrative	5,478	1,138	4,340
Total operating expenses	16,320	6,666	9,654
Loss from operations	(16,320)	(6,666)	(9,654)
Other income (expense):
Interest expense	(121)	(107)	(14)
Interest income	5	-	5
Other expense	(11)	-	(11)
Net loss and comprehensive loss	$(16,447)	$(6,773)	$(9,674)

Research and development expenses

Research and development expenses were $10.8 million for the three months ended June 30, 2021, compared to $5.5 million for the three months ended June 30, 2020. The increase of $5.3 million was primarily due to an increase in external research and development costs related to clinical trial activities of GEM103. In addition, research and development personnel costs were higher period over period, including stock-based compensation, due to an increase in headcount in our research and development function to support the advancement of our programs.

General and administrative expenses

General and administrative expenses were $5.5 million for the three months ended June 30, 2021, compared to $1.1 million for the three months ended June 30, 2020. The increase of $4.4 million was primarily due to higher personnel-related costs, including stock-based compensation, in support of organizational growth and higher legal and other professional fees incurred in connection with operating as a public company.

Interest expense

Interest expense was $0.1 million for each of the three months ended June 30, 2021 and 2020 and consisted of interest expense associated with our Term Loan with SVB.

Interest income

Interest income was less than $0.1 million for the three months ended June 30, 2021 and consisted of interest income associated with our money market funds.

Other expense

Other expense was less than $0.1 million for the three months ended June 30, 2021 and consisted of foreign currency exchange loss.

Comparison of the six months ended June 30, 2021 and 2020

The following table summarizes our results of operations for the six months ended June 30, 2021 and 2020 (in thousands):

	Six Months Ended June 30,
	2021	2020	Change
Operating expenses:
Research and development	$22,628	$13,745	$8,883
General and administrative	10,182	2,552	7,630
Total operating expenses	32,810	16,297	16,513
Loss from operations	(32,810)	(16,297)	(16,513)
Other income (expense):
Interest expense	(1,969)	(260)	(1,709)
Interest income	6	36	(30)
Loss on conversion of convertible notes	(711)	-	(711)
Change in fair value of warrant liability	-	2	(2)
Other expense	(11)	-	(11)
Net loss and comprehensive loss	$(35,495)	$(16,519)	$(18,976)

Research and development expenses

Research and development expenses were $22.6 million for the six months ended June 30, 2021, compared to $13.7 million for the six months ended June 30, 2020. The increase of $8.9 million was primarily due to an increase in external research and development costs related to clinical trial activities of GEM103. In addition, research and development personnel costs were higher period over period, including stock-based compensation, due to an increase in headcount in our research and development function to support the advancement of our programs.

General and administrative expenses

General and administrative expenses were $10.2 million for the six months ended June 30, 2021, compared to $2.6 million for the six months ended June 30, 2020. The increase of $7.6 million was primarily due to higher personnel-related costs, including stock-based compensation, in support of organizational growth and higher legal and other professional fees incurred in connection with operating as a public company.

Interest expense

Interest expense was $2.0 million for the six months ended June 30, 2021, compared to $0.3 million for the six months ended June 30, 2020. The increase of $1.7 million is due to the accretion of the beneficial conversion feature discount recognized at the issuance date of the Notes.

Interest income

Interest income was less than $0.1 million for each of the six months ended June 30, 2021 and 2020 and consisted of interest income associated with our money market funds.

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

Other expense

Other expense was less than $0.1 million for the six months ended June 30, 2021 and consisted of foreign currency exchange loss.

Liquidity and capital resources

Sources of liquidity and capital

Since inception, we have not generated any revenue from any product sales or any other sources and have incurred significant operating losses and negative cash flows from our operations. We have not yet commercialized any of our product candidates and do not expect to generate revenue from sales of any product candidates for several years, if at all. Prior to the Business Combination, we funded our operations to date primarily with proceeds from the sale of preferred stock, borrowings under convertible promissory notes and borrowings under loan agreements. Through June 30, 2021, we have received gross proceeds of $76.0 million from sales of our preferred stock, gross proceeds of $16.9 million from borrowings under convertible promissory notes and $10.0 million of cash proceeds from our term loan with SVB. In connection with the Business Combination, we received net proceeds of $195.9 million.

As of June 30, 2021, we had cash and cash equivalents of $167.5 million. We have incurred operating losses and experienced negative operating cash flows since inception, and we anticipate that we will continue to incur losses for at least the foreseeable future. Our net losses totaled $40.8 million for the year ended December 31, 2020 and $35.5 million for the six months ended June 30, 2021. As of June 30, 2021, we had an accumulated deficit of $148.3 million.

Continued cash generation is highly dependent on our ability to finance our operations through a combination of equity offerings, debt financings, collaboration arrangements and strategic transactions. Due to our significant research and development expenditures, we have experienced periods of negative cash flows from operations as we have yet to generate any revenue. For the six months ended June 30, 2021, we experienced a loss from operations and negative cash flows from operations. We anticipate incurring operating losses and negative cash flows from operations for the foreseeable future, particularly as we move forward with our clinical-stage programs.

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

Cash flows

The following table summarizes our cash flows for the six months ended June 30, 2021 and 2020 (in thousands):

	Six Months Ended June 30,
	2021	2020
Net cash used in operating activities	$(30,935)	$(16,914)
Net cash used in investing activities	-	-
Net cash provided by financing activities	193,909	20,103
Net increase in cash, cash equivalents and restricted cash	$162,974	$3,189

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

During the six months ended June 30, 2021, we used cash in operating activities of $30.9 million, reflecting a net loss of $35.5 million, partially offset by non-cash charges of $7.1 million and a net change of $2.5 million in our operating assets and liabilities. The non-cash charges consist primarily of $4.5 million of stock-based compensation expense, $1.6 million accretion of the discount on the Notes, $0.7 million of expense related to the conversion of the Notes and $0.2 million of non-cash interest expense. The net change in our operating assets and liabilities was primarily due to an increase in prepaid expenses and other current currents, other assets and accounts payable, partially offset by a decrease in deferred offering costs and accrued expenses and other current liabilities.

During the six months ended June 30, 2020, we used cash in operating activities of $16.9 million, reflecting a net loss of $16.5 million, and a net decrease in accounts payable and accrued expenses and other current liabilities.

Investing activities

During the six months ended June 30, 2021 and 2020, we did not generate any cash inflows or outflows from investing activities.

Financing activities

During the six months ended June 30, 2021, net cash provided by financing activities was $193.9 million, consisting primarily of $195.9 million of net proceeds received in connection with the Business Combination, partially offset by principal payments made on our term loan.

During the six months ended June 30, 2020, net cash provided by financing activities was $20.1 million, consisting primarily of the net proceeds received from the issuance of our Series B preferred stock.

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

As of June 30, 2021, we had cash and cash equivalents of $167.5 million. We believe that our cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into 2023. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

Until such time as we can generate substantial product revenue, if ever, we expect to finance our operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, ownership interests will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or drug candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, limit, reduce or terminate our research, product development or future commercialization efforts, or grant rights to develop and market drug candidates that we would otherwise prefer to develop and market ourselves.

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

While our significant accounting policies are described in more detail in Note 4 to the unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our condensed consolidated financial statements.

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

Off-balance sheet arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

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

Our cash and cash equivalents as of June 30, 2021 consisted of cash and a money market fund account. Because of the short-term nature of our money market fund, a sudden change in market interest rates would not be expected to have a material impact on our financial position or results of operations.

As of June 30, 2021, the principal amount of our term loan was $7.9 million. The following table is an estimate of our interest expense based upon our floating rate term loan that could result from hypothetical interest rate changes, based on debt levels as of June 30, 2021:

Hypothetical Change in Interest Rates (i)	Annual Impact to Interest Expense
1-percent increase	$80,000 increase
1-percent decrease	No Impact

(i)	We pay a floating rate per annum equal to the greater of 3.75% or the prime rate minus 1.5%. See Note 7 to our unaudited condensed consolidated financial statements for further information.

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we have contracted with and may continue to contract with foreign vendors. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Inflation would generally affect us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three and six months ended June 30, 2021 and the year ended December 31, 2020.

Item 4. Controls and Procedures.

Managements’ Evaluation of our Disclosure Controls and Procedures

As of June 30, 2021, our principal executive officer and principal financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rule 13a-15(e), or Rule 15d-15(e)), with the participation of our management, have each concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective and were designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. It should be noted that any system of controls is designed to provide reasonable, but not absolute, assurances that the system will achieve its stated goals under all reasonably foreseeable circumstances. Our principal executive officer and principal financial officer have each concluded that our disclosure controls and procedures as of June 30, 2021 are effective at a level that provides such reasonable assurances.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the three months ended June 30, 2021 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently subject to any material legal proceedings.

Item 1A. Risk Factors.

The matters discussed in this Quarterly Report on Form 10-Q include forward-looking statements that involve risks or uncertainties. These statements are neither promises nor guarantees, but are based on various assumptions by management regarding future circumstances, over many of which the Company has little or no control. A number of important risks and uncertainties, including those identified under the caption “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the period ended December 31, 2020 and under the section titled “Risk Factors” in our Form 8-K/A as filed with the SEC on March 29, 2021 and in subsequent filings, could cause our actual results to differ materially from those in the forward-looking statements. There are no material changes to the risk factors described in our Annual Report on Form 10-K for the period ended December 31, 2020 and our Form 8-K/A as filed with the SEC on March 29, 2021. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Recent Sales of Unregistered Equity Securities and Use of Proceeds

The information required by Item 701 of Regulation S-K was previously included in our Quarterly Report on Form 10-Q filed on May 13, 2021.

(b) Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) Exhibits Registration No. 333-249785

Exhibit Number	Description

3.1

Amended and Restated Articles of Incorporation of Gemini Therapeutics, Inc. (incorporated by reference to Annex B to the Registrant’s Proxy Statement/Prospectus on Form S-4 (Registration No. 333-249785)).

3.2	Amended and Restated By-laws of Gemini Therapeutics, Inc. (incorporated by reference to Annex C to the Registrant’s Proxy Statement/Prospectus on Form S-4 (Registration No. 333-249785)).
4.1	Form of Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Form S-4/A (Registration No. 333-249785) filed on January 19, 2021).
10.1*	Employment Agreement, dated as of April 12, 2021, by and between Gemini Therapeutics, Inc. and Dr. Samuel Barone.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE 104*	Inline XBRL Taxonomy Extension Presentation Linkbase Document Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
+	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEMINI THERAPEUTICS, INC.

Date: August 12, 2021	By:	/s/ Jason Meyenburg
Jason Meyenburg
Chief Executive Officer (Principal executive officer) Gemini Therapeutics, Inc.

Date: August 12, 2021	By:	/s/ Brian Piekos
Brian Piekos Chief Financial Officer
(Principal financial officer) Gemini Therapeutics, Inc.