Form 10-Q
period 2021-09-30
Gemini Therapeutics, Inc. /DE
filed 2021-11-15
CIK 1816736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 9, 2021, the registrant had 43,112,742 shares of common stock, $0.0001 par value per share, outstanding.

i

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
•
the timing, progress and results of our ongoing and planned clinical trials for GEM103 and our other product candidates, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work and of anticipated result from these trials,
•
the period during which the results of the trials will become available, and our research and development programs;
•
the timing, scope and likelihood of regulatory filings;
•
our ability to obtain and maintain marketing approvals of our product candidates and to meet existing or future regulatory standards or comply with post-approval requirements;
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

i

•
the possibility that we may be adversely impacted by other economic, business and/or competitive factors;
•
future exchange and interest rates;
•
our ability to contract with and rely on third parties to assist in conducting our clinical trials and manufacturing our product candidates (including sourcing our raw materials);
•
our ability to attract and retain key scientific, medical, commercial or management personnel;
•
our estimates regarding expenses, costs and benefits associated with the restructuring, future revenue, capital requirements and needs for additional financing;
•
our financial performance;
•
our expectations regarding our cash runway;
•
the ability to recognize the anticipated benefits of the Business Combination (as defined herein); and
•
the potential impact of the COVID-19 pandemic on the foregoing.

ii

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Gemini Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share amounts)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$150,069	$4,503
Prepaid expenses and other current assets	4,731	562
Total current assets	154,800	5,065

Property and equipment, net	180	294
Restricted cash	323	323
Deferred offering costs	-	2,637
Other assets	232	-
Total assets	$155,535	$8,319

Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$939	$2,377
Accrued expenses and other current liabilities	6,722	5,810
Term loan, current portion	5,000	5,000
Convertible notes	-	11,689
Total current liabilities	12,661	24,876

Warrant liability	-	76
Other liabilities	366	277
Term loan, net of current portion and discount	1,647	4,951
Total liabilities	14,674	30,180

Stockholders' equity (deficit):
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of September 30, 2021 and December 31, 2020	-	-
Common stock, $0.0001 par value; 250,000,000 shares authorized; 43,112,742 and 15,565,380 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	4	2
Additional paid-in capital	307,724	90,958
Accumulated deficit	(166,867)	(112,821)
Total stockholders' equity (deficit)	140,861	(21,861)

Total liabilities and stockholders' equity (deficit)	$155,535	$8,319

The accompanying notes are an integral part of the financial statements.

Gemini Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$13,455	$6,727	$36,083	$20,472
General and administrative	4,995	1,222	15,177	3,774
Total operating expenses	18,450	7,949	51,260	24,246
Loss from operations	(18,450)	(7,949)	(51,260)	(24,246)
Other income (expense):
Interest expense	(104)	(2,047)	(2,073)	(2,307)
Interest income	5	1	11	37
Loss on conversion of convertible notes	-	-	(711)	-
Change in fair value of warrant liability	-	(8)	-	(6)
Other expense	(2)	-	(13)	-
Net loss and comprehensive loss	$(18,551)	$(10,003)	$(54,046)	$(26,522)
Net loss per share, basic and diluted	$(0.43)	$(0.65)	$(1.37)	$(1.77)
Weighted average common shares outstanding, basic and diluted	43,091,822	15,282,987	39,427,476	15,016,038

The accompanying notes are an integral part of the financial statements.

Gemini Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

(In thousands, except share amounts)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Old Gemini Common Stock		Common Stock		Additional paid-in	Accumulated	Total stockholders' equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	(deficit)
Balance at December 31, 2019 (as previously reported)	39,722,088	$47,113	9,916,375	$13,252	5,313,766	$5	-	$-	$1,182	$(71,984)	$(70,797)
Retroactive application of the recapitalization due to the Business Combination (Note 3)	(39,722,088)	(47,113)	(9,916,375)	(13,252)	(5,313,766)	(5)	11,979,586	1	60,369	-	60,365
Balance at December 31, 2019, effect of Business Combination (Note 3)	-	-	-	-	-	-	11,979,586	1	61,551	(71,984)	(10,432)
Issuance of Series B convertible preferred stock, net of issuance costs of $148	-	-	-	-	-	-	3,242,655	1	20,083	-	20,084
Issuance of common stock upon exercise of stock options	-	-	-	-	-	-	17,932	-	10	-	10
Vesting of restricted common stock	-	-	-	-	-	-	14,470	-	-	-	-
Stock-based compensation expense	-	-	-	-	-	-	-	-	94	-	94
Net loss	-	-	-	-	-	-	-	-	-	(9,746)	(9,746)
Balance at March 31, 2020, effect of Business Combination (Note 3)	-	-	-	-	-	-	15,254,643	2	81,738	(81,730)	10
Issuance of common stock upon exercise of stock options	-	-	-	-	-	-	5,228	-	9	-	9
Vesting of restricted common stock	-	-	-	-	-	-	14,470	-	-	-	-
Stock-based compensation expense	-	-	-	-	-	-	-	-	138	-	138
Net loss	-	-	-	-	-	-	-	-	-	(6,773)	(6,773)
Balance at June 30, 2020, effect of Business Combination (Note 3)	-	-	-	-	-	-	15,274,341	2	81,885	(88,503)	(6,616)
Beneficial conversion feature relating to discount on convertible promissory notes	-	-	-	-	-	-	-	-	8,177	-	8,177
Issuance of common stock upon exercise of stock options	-	-	-	-	-	-	2,180	-	3	-	3
Vesting of restricted common stock	-	-	-	-	-	-	14,469	-	-	-	-
Stock-based compensation expense	-	-	-	-	-	-	-	-	161	-	161
Net loss	-	-	-	-	-	-	-	-	-	(10,003)	(10,003)
Balance at September 30, 2020, effect of Business Combination (Note 3)	-	$-	-	$-	-	$-	15,290,990	$2	$90,226	$(98,506)	$(8,278)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Old Gemini Common Stock		Common Stock		Additional paid-in	Accumulated	Total stockholders' equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	(deficit)
Balance at December 31, 2020 (as previously reported)	39,722,088	$47,113	24,790,938	$33,336	6,900,493	$7	-	$-	$10,504	$(112,821)	$(102,310)
Retroactive application of the recapitalization due to the Business Combination (Note 3)	(39,722,088)	(47,113)	(24,790,938)	(33,336)	(6,900,493)	(7)	15,565,380	2	80,454	-	80,449
Balance at December 31, 2020, effect of Business Combination (Note 3)	-	-	-	-	-	-	15,565,380	2	90,958	(112,821)	(21,861)
Issuance of common stock upon Business Combination, net of issuance costs (Note 3)	-	-	-	-	-	-	25,041,150	2	195,880	-	195,882
Conversion of promissory notes (Note 3)	-	-	-	-	-	-	2,341,316	-	14,515	-	14,515
Issuance of common stock upon exercise of warrants (Note 3)	-	-	-	-	-	-	15,257	-	76	-	76
Vesting of restricted common stock	-	-	-	-	-	-	35,561	-	-	-	-
Issuance of common stock upon exercise of stock options	-	-	-	-	-	-	3,480	-	4	-	4
Stock-based compensation expense	-	-	-	-	-	-	-	-	1,593	-	1,593
Net loss	-	-	-	-	-	-	-	-	-	(19,048)	(19,048)
Balance at March 31, 2021	-	-	-	-	-	-	43,002,144	4	303,026	(131,869)	171,161
Issuance of common stock upon exercise of stock options	-	-	-	-	-	-	52,968	-	106	-	106
Stock-based compensation expense	-	-	-	-	-	-	-	-	2,862	-	2,862
Net loss	-	-	-	-	-	-	-	-	-	(16,447)	(16,447)
Balance at June 30, 2021	-	-	-	-	-	-	43,055,112	4	305,994	(148,316)	157,682
Issuance of common stock upon exercise of stock options	-	-	-	-	-	-	57,630	-	71	-	71
Stock-based compensation expense	-	-	-	-	-	-	-	-	1,659	-	1,659
Net loss	-	-	-	-	-	-	-	-	-	(18,551)	(18,551)
Balance at September 30, 2021	-	$-	-	$-	-	$-	43,112,742	$4	$307,724	$(166,867)	$140,861

The accompanying notes are an integral part of the financial statements.

Gemini Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(54,046)	$(26,522)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	185	235
Stock-based compensation expense	6,114	393
Non-cash interest expense	257	279
Change in fair value of warrant liability	-	6
Loss on conversion of convertible notes	711	-
Accretion of discount on convertible notes	1,600	1,778
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(4,098)	1,249
Deferred offering costs	1,341	-
Other assets	(232)	-
Accounts payable	(459)	(1,478)
Accrued expenses and other current liabilities	1,595	205
Net cash used in operating activities	(47,032)	(23,855)
Cash flows from investing activities:
Purchase of property and equipment	(61)	(22)
Net cash used in investing activities	(61)	(22)
Cash flows from financing activities:
Proceeds from Business Combination, net	195,882	-
Proceeds from sale of Series B convertible preferred stock, net	-	20,084
Proceeds from convertible notes	-	14,000
Proceeds from exercise of stock options	110	22
Principal payments on term loan	(3,333)	-
Net cash provided by financing activities	192,659	34,106
Increase in cash, cash equivalents and restricted cash	145,566	10,229
Cash, cash equivalents and restricted cash at beginning of period	4,826	3,309
Cash, cash equivalents and restricted cash at end of period	$150,392	$13,538

Supplemental disclosure
Cash paid for interest	$248	$250

Noncash financing activities
Conversion of convertible notes to Series B preferred stock	$14,515	$-
Exercise of warrants	$76	$-
Proceeds from exercise of stock options included in other current assets	$71	$-
Property and equipment purchases included in accounts payable and accrued expenses	$9	$-
Discount on convertible notes	$-	$8,177
Deferred offering costs included in accounts payable and accrued expenses and other current liabilities	$-	$1,341

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

Since its inception, the Company has devoted substantially all its efforts and financial resources to organizing and staffing the Company, business planning, raising capital, discovering product candidates and securing related intellectual property rights and conducting research and development activities for our product candidates. The Company’s lead product candidate, GEM103, is currently in Phase 2a clinical development and its other product candidate, GEM307, is in the preclinical stage of development.

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

2. Risks and Liquidity

The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, uncertainty of product development and commercialization, lack of marketing and sales history, development by its competitors of new technological innovations, dependence on key personnel, market acceptance of products, product liability, protection of proprietary technology, ability to raise additional financing, compliance with government regulations and the impact of the novel coronavirus disease (“COVID-19”) pandemic. If the Company does not successfully commercialize any of its product candidates, it will be unable to generate recurring product revenue or achieve profitability.

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

Prior to the Business Combination, the Company primarily financed its operations through the sale of convertible preferred stock, borrowings under convertible promissory notes and borrowings under loan agreements. The Company believes that its $150.1 million of cash and cash equivalents as of September 30, 2021 will enable it to fund its planned operations for at least twelve months from the issuance date of these condensed consolidated financial statements, though the Company may pursue additional cash resources through public or private equity or debt financings. Management’s expectations with respect to its ability to fund current planned operations is based on estimates that are subject to risks and uncertainties. Its operating plan may change as a result of many factors currently unknown to management, and there can be no assurance that the current operating plan will be achieved in the time frame anticipated by the Company, and it may need to seek additional funds sooner than anticipated. If adequate funds are not available to the Company on a timely basis, on acceptable terms or at all, management may be required to delay, limit, reduce or terminate certain of its research, product development or future commercialization efforts, obtain funds through arrangements with collaborators on terms unfavorable to the Company, or pursue merger or acquisition strategies, all of which could adversely affect the holdings or the rights of its stockholders.

Impact of the COVID-19 Pandemic

In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. The ongoing COVID-19 pandemic and the increased prevalence of variants of the virus, and government measures taken in response, have had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. The ongoing COVID-19 pandemic and related impacts have resulted in and will likely continue to result in significant disruptions to the global economy and capital markets around the world. The Company cannot predict the future progression or full impact of the outbreak and its effects on the Company’s business and operations.

The Company and its third-party contract manufacturers (“CMOs”), contract research organizations (“CROs”) and clinical sites have experienced and may continue to experience disruptions in supply of product candidates and/or procurement of items that are essential for the Company’s research and development activities, including raw materials used in the manufacturing of its product candidates, medical and laboratory supplies used in its clinical trials or preclinical studies or animals that are used for preclinical testing, in each case, for which there may be shortages because of ongoing efforts to address the pandemic.

Additionally, the Company has enrolled, and will seek to enroll, patients in its clinical trials at sites located both in the United States and internationally. Most of the Company’s clinical trial sites are in areas that have been affected by COVID-19 and, as a result, its trials have been and may continue to be impacted. The Company cannot predict how long or impactful these delays may be on its clinical trials. In addition, even if sites are initiating and actively recruiting, the Company may face difficulties recruiting or retaining patients in its clinical trials if patients are affected by the virus or are unable to or are fearful of visiting or traveling to clinical trial sites because of the outbreak, or if patients are unable or unwilling to be vaccinated or tested. Prolonged delays or closure to enrollment in the Company’s trials or patient discontinuations could have a material adverse impact on its clinical trial plans and timelines. In addition, the Company’s ability to collect and verify data requested of patients enrolled in its clinical trials during this pandemic is being impacted to varying degrees. Clinical trial data collection continues for each of the Company’s clinical trials but at a slower pace, and with challenges and interruptions in data collection, including, in some instances, disruption of collection of complete study data. This could have a material adverse impact on the Company’s data quality and analysis. In addition, clinical trial sites may be unable or unwilling to initiate a new trial if factors relevant to the pandemic render this impracticable. These COVID-19 related issues may prolong the time required to conduct ongoing clinical trials and/or impact the quality of the data obtained from one or more of these studies.

The Company has not incurred impairment losses in the carrying values of its assets as a result of the ongoing COVID-19 pandemic, and it is not aware of any specific related event or circumstance that would require it to revise its estimates reflected in these condensed consolidated financial statements. Although the COVID-19 pandemic did not have a significant impact on the Company’s condensed consolidated financial results in the third quarter of 2021, the full extent to which the ongoing COVID-19 pandemic will impact the Company’s business, results of operations, financial condition and cash flows will depend on future developments that are highly uncertain, and the estimates of the impact on the Company’s business may change based on new information that may emerge concerning COVID-19, including the duration of the pandemic, any potential subsequent waves or strains of COVID-19 infection, the effectiveness, distribution and acceptance of COVID-19 vaccines and the actions to contain it or treat its impact and the economic impact on local, regional, national and international markets.

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

The Company accounted for the Business Combination as a reverse recapitalization, which is the equivalent of Old Gemini issuing stock for the net assets of FSDC, accompanied by a recapitalization, with FSDC treated as the acquired company for accounting purposes. The determination of FSDC as the “acquired” company for accounting purposes was primarily based on the fact that subsequent to the Business Combination, shareholders of Old Gemini prior to the Business Combination have a majority of the voting power of the combined company, the operations of Old Gemini will comprise all of the ongoing operations of the combined entity, and Old Gemini’s senior management will comprise all of the senior management of the combined company. The net assets of FSDC were stated at historical cost with no goodwill or other intangible assets recorded. Reported results from operations included herein prior to the Business Combination are those of Old Gemini. The shares and corresponding capital amounts and loss per share related to Old Gemini’s outstanding convertible preferred stock and common stock prior to the Business Combination have been retroactively restated to reflect the conversion ratio established in the Merger Agreement (1.00 Old Gemini share for 0.2180 shares of the Company) (the “Conversion Ratio”).

In connection with the Business Combination, the Company incurred equity issuance costs and other costs considered direct and incremental to the transaction totaling $21.0 million, consisting of legal, accounting, financial advisory and other professional fees. These amounts are reflected within additional paid-in capital in the condensed consolidated balance sheet as of September 30, 2021.

PIPE Financing

Concurrent with the execution of the Business Combination, the Company entered into subscription agreements with certain investors (the “PIPE Investors”) pursuant to which the PIPE Investors subscribed for and purchased an aggregate of 9,506,000 shares of Common Stock for an aggregate purchase price of $95.1 million.

Summary of Net Proceeds

The following table summarizes the elements of the net proceeds from the Business Combination as of September 30, 2021 (in thousands):

Cash - FSDC Trust Account and cash (net of redemptions)	$121,782
Cash - PIPE Financing	95,060
Less: Equity issuance costs and other costs paid	(20,960)
Net proceeds from the Business Combination	$195,882

Summary of Shares Issued

The following table summarizes the number of shares of Common Stock outstanding immediately following the consummation of the Business Combination:

FSDC shares outstanding prior to the Business Combination	15,535,150
Shares issued pursuant to the PIPE Financing	9,506,000
Business Combination and PIPE Financing shares	25,041,150
Conversion of Old Gemini Series A preferred stock for common stock	8,657,869
Conversion of Old Gemini Series B preferred stock for common stock	7,744,785
Conversion of Old Gemini common stock for common stock	1,539,603
Issuance of common stock upon exercise of warrants	15,257
Total shares of the Company's common stock outstanding immediately following the Business Combination	42,998,664

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

In the opinion of management, all adjustments necessary for a fair statement of the financial information, which are of a normal and recurring nature, have been made for the interim periods reported. Results of operations for the three and nine months ended September 30, 2021 and 2020 are not necessarily indicative of the results for the entire fiscal year or any other period. The condensed consolidated financial information for the three and nine months ended September 30, 2021 and 2020 have been prepared on the same basis as and should be read in conjunction with Old Gemini’s audited financial statements and notes thereto for the year ended December 31, 2020 included in the Company’s Form 8-K/A as filed with the SEC on March 29, 2021.

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

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the time of initial purchase to be cash equivalents. The objectives of the Company’s cash management policy are to safeguard and preserve funds to maintain liquidity sufficient to meet the Company’s cash flow requirements and to attain a market rate of return. The Company’s cash equivalents consist of amounts invested in money market mutual funds as of September 30, 2021 and December 31, 2020.

Restricted cash

Restricted cash amounted to $0.3 million as of September 30, 2021 and December 31, 2020, which consists of $0.1 million to collateralize the Company’s credit card and $0.2 million to collateralize its irrevocable standby letter of credit for its facility lease arrangement. The letter of credit is in the name of the landlord and is required to fulfill lease requirements in the event the Company should default on its lease obligation.

A reconciliation of the cash and cash equivalents and restricted cash as presented in the Company’s balance sheets to the Company’s statements of cash flows is as follows (in thousands):

	September 30, 2021	December 31, 2020
Cash and cash equivalents	$150,069	$4,503
Restricted cash	323	323
Total cash, cash equivalents and restricted cash	$150,392	$4,826

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

Costs for capital assets not yet placed in service are capitalized and depreciated once placed into service. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are removed from the accounts, and any resulting gain or loss is included in loss from operations. Expenditures for normal, recurring or periodic repairs and maintenance activities are charged to expense as incurred.

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

Offering costs

The Company capitalizes certain legal, professional, accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are recorded in stockholders’ equity (deficit) as a reduction of additional paid-in capital generated as a result of the offering. Should the in-process equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the condensed consolidated statements of operations and comprehensive loss. The Company had no deferred offering costs as of September 30, 2021. As of December 31, 2020, the Company recorded deferred offering costs of $2.6 million related to the costs incurred in connection with the Business Combination.

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

The Company’s cash equivalents and preferred stock warrant liability (outstanding as of December 31, 2020) are carried at fair value, determined according to the fair value hierarchy described above (see Note 5). The carrying values of the Company’s prepaid expenses and other current assets and accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities. The carrying value of the Company’s term loan as of September 30, 2021 and December 31, 2020 (see Note 7) approximated fair value based on interest rates currently available to the Company.

Debt issuance costs

The carrying value of the Company’s term loan was recorded net of issuance costs and discount relating to the issuance of warrants. The debt discounts are amortized over the term of the debt using the effective interest method and recognized as interest expense.

Warrants

In February 2019, concurrent with the Company’s term loan agreement (see Note 7), the Company issued warrants to purchase shares of Old Gemini’s Series A preferred stock. The Company accounted for the warrants to purchase Series A preferred stock as a liability as these warrants were freestanding financial instruments that may have required the Company to transfer assets upon exercise. The fair value of the warrants classified as liabilities is estimated using the Black-Scholes Option Pricing Model and adjusted to fair value at the end of each reporting period. Changes in the fair value of the warrants are recognized as a component of other income (expense) in the condensed consolidated statements of operations and comprehensive loss. The estimates in the Black-Scholes Option Pricing Model are based, in part, on subjective assumptions, including stock price volatility, term of the warrants, risk-free interest rate, dividend yield and the fair value of the preferred stock underlying the warrants. Such assumptions could differ materially in the future.

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

Research and development contract costs and accruals

Research and development expenses include employee payroll, consulting, contract research and manufacturing, depreciation, rent and other corporate costs attributable to research and development activities and are expensed as incurred.

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

Determination of Fair Value – Preferred and Common Stock

Prior to the completion of the Business Combination transaction, given that there had been no public market for the Company’s common stock, the estimated fair value of its common stock was determined by its most recently available third-party valuations of common stock. These third-party valuations were performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. The Company’s common stock valuations were prepared using an option pricing method ("OPM") or a hybrid method, both of which used market approaches to estimate its enterprise value. The OPM treats common stock and preferred stock as call options on the total equity value of a company, with exercise prices based on the value thresholds at which the allocation among the various holders of a company’s securities changes. Under this method, the common stock has value only if the funds available for distribution to stockholders exceeded the value of the preferred stock liquidation preferences at the time of the liquidity event, such as a strategic sale or a merger. A discount for lack of marketability of the common stock is then applied to arrive at an indication of value for the common stock. The hybrid method is a probability-weighted expected return method ("PWERM") where the equity value in one or more scenarios is calculated using an OPM. The PWERM is a scenario-based methodology that estimates the fair value of the Company’s common stock based upon an analysis of its future values, assuming various outcomes. The common stock value is based on the probability-weighted present value of expected future investment returns considering each of the possible outcomes available as well as the rights of each class of stock. The future value of the common stock under each outcome is discounted back to the valuation date at an appropriate risk-adjusted discount rate and probability weighted to arrive at an indication of value for the common stock. There are significant judgments and estimates inherent in the determination of the fair value of the Company’s common stock. These estimates and assumptions include a number of objective and subjective factors, including external market conditions, the prices at which the Company sold shares of preferred securities, the superior rights and preferences of securities senior to the common securities at the time of, and the likelihood of, achieving a liquidity event, such as an initial public offering or sale. Significant changes to the key assumptions used in the valuations could result in different fair values of common stock at each valuation date.

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

Income taxes

The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the condensed consolidated financial statements or in the Company’s tax returns. Deferred taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. The Company assesses the likelihood that its deferred tax assets will be and, to the extent it believes, based upon the weight of available evidence, that it is more likely than not that all or a portion of the deferred tax assets will not be realized, a valuation allowance is established through a charge to income tax expense. Potential for recovery of deferred tax assets is evaluated by analyzing carryback capacity in periods with taxable income, reversal of existing taxable temporary differences and estimating the future taxable profits expected and considering prudent and feasible tax planning strategies.

The Company accounts for uncertainty in income taxes recognized in the condensed consolidated financial statements by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the condensed consolidated financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. To the extent an income tax provision is necessary, the provision for income taxes would include the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate as well as the related net interest and penalties.

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

In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since dilutive common shares are not assumed to be outstanding if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the three and nine months ended September 30, 2021 and 2020.

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

Recently issued accounting pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), Amendments to the FASB Accounting Standards Codification (“ASU 2016-02”), which replaces the existing guidance for leases. ASU 2016-02 requires the identification of arrangements that should be accounted for as leases by lessees. In general, for lease arrangements exceeding a twelve-month term, these arrangements must now be recognized as assets and liabilities on the balance sheet of the lessee. Under ASU 2016-02, a right-of-use asset and a lease liability will be recorded for all leases, whether operating or financing, while the income statement will reflect lease expense for operating leases and amortization/interest expense for financing leases. The balance sheet amount recorded for existing leases at the date of adoption of ASU 2016-02 must be calculated using the applicable incremental borrowing rate at the date of adoption. The guidance is effective for annual reporting periods beginning after December 15, 2021 and interim periods beginning after December 15, 2022, and early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2016-02 will have on its consolidated financial statements and related disclosures. While the Company continues to evaluate the impact of adopting the new standard, the Company currently anticipates applying the modified retrospective approach effective January 1, 2022. The Company currently expects to elect the package of practical expedients which allows entities to not reassess (i) whether an arrangement is or contains a lease, (ii) the classification of its leases, and (iii) the accounting for initial direct costs. Further, the Company currently anticipates electing, by class of underlying asset, the short-term lease exception for leases with terms of twelve months or less. In doing so, the Company will not recognize a lease liability or right-of-use asset on its balance sheets for such short-term leases. Finally, the Company currently expects to elect, by class of underlying asset, the practical expedient to not separate lease and non-lease components. The Company expects the impact of adoption to include: (i) the recognition of right-of-use assets and lease liabilities arising from its leases of office and laboratory space; (ii) the reclassification of deferred rent and unamortized tenant incentives; and (iii) new and expanded disclosure requirements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326)—Measurement of Credit Losses on Financial Instruments, which has been subsequently amended by ASU No. 2018-19, ASU No. 2019-04, ASU No. 2019-05, ASU No. 2019-10, ASU No. 2019-11 and ASU No. 2020-3 (“ASU 2016-13”). The provisions of ASU 2016-13 modify the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology and require a consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for the Company on January 1, 2023, with early adoption permitted. The Company is currently evaluating the potential impact that ASU 2016-13 may have on its consolidated financial statements and related disclosures.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify the accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The new standard will be effective for annual reporting periods beginning after December 15, 2021. The Company does not expect that the adoption of ASU 2018-18 will have a material impact on its consolidated financial statements and related disclosures.

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”), which reduces the number of accounting models for convertible debt instruments and convertible preferred stock as well as amends the derivatives scope exception for contracts in an entity’s own equity. ASU 2020-06 is effective for the Company on January 1, 2024, with early adoption permitted. The Company is currently evaluating the potential impact that this standard may have on its consolidated financial statements and related disclosures.

5. Fair value measurements

The following tables present information about the Company’s financial assets and liabilities measured at fair value (in thousands) on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values:

September 30, 2021	Level 1	Level 2	Level 3	Total
Assets
Money market funds in cash and cash equivalents	$149,318	$-	$-	$149,318

December 31, 2020	Level 1	Level 2	Level 3	Total
Assets
Money market funds in cash and cash equivalents	$4,015	$-	$-	$4,015

Liabilities
Warrant liability	$-	$-	$76	$76

The values of cash equivalents are classified as Level 1 measurements under the fair value hierarchy as these assets have been valued using quoted market prices in active markets and do not have any restrictions on redemption. As of September 30, 2021 and December 31, 2020, cash equivalents were comprised of funds in money market accounts. There were no transfers or reclassifications between Level 1, Level 2 and Level 3 during the three and nine months ended September 30, 2021.

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

The following table provides a roll-forward of the activity of the Company’s Series A preferred stock warrant liability, which represents a recurring measurement that is classified within Level 3 of the fair value hierarchy wherein fair value is estimated using significant unobservable inputs (in thousands):

Balance as of December 31, 2020	$76
Warrant exercise	(76)
Balance as of September 30, 2021	$-

6. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Accrued payroll and benefits	$1,832	$1,500
Accrued external research and development	4,482	3,136
Accrued professional fees	371	691
Accrued interest	21	437
Accrued other	16	46
	$6,722	$5,810

7. Term loan

In February 2019, the Company entered into a term loan facility of up to $10.0 million (the “Term Loan”) with Silicon Valley Bank (“SVB”). The proceeds were used for general corporate and working capital purposes. Concurrent with the Term Loan, the Company issued SVB warrants to purchase 15,257 shares of the Company’s Series A preferred stock at an exercise price of $5.46 (see Note 5). As of September 30, 2021 and December 31, 2020, the Company had $6.7 million and $10.0 million, respectively, in principal outstanding under the Term Loan.

The Term Loan is governed by a loan and security agreement, entered into in February 2019, between the Company and SVB (the “SVB Loan Agreement”). The SVB Loan Agreement provided for two separate tranches under which the Company could borrow. In April 2019, the Company borrowed $7.5 million under the first tranche, and in December 2019, the Company borrowed $2.5 million under the second tranche.

The Term Loan initially matured in July 2022 and accrues interest at a floating rate per annum equal to the greater of 3.75% or the prime rate minus 1.5% (1.75% as of September 30, 2021). The Term Loan initially provided for monthly interest-only payments until July 2020. Thereafter, payments are payable in equal monthly installments of principal, plus all accrued and unpaid interest. The Company may prepay the Term Loan in whole upon 5 days’ prior written notice to SVB. Any such prepayment of the Term Loan is subject to a prepayment charge of 0.5% of the then outstanding principal balance. Amounts outstanding during an event of default are payable upon SVB’s demand and will accrue interest at an additional rate of 5.0% per annum of the past due amount outstanding.

In April 2020, the Company entered into a deferral agreement with SVB to defer scheduled principal repayments on its term loan by six months. The deferral agreement was offered to the Company in connection with SVB’s venture debt relief initiative, which was started due to the COVID-19 pandemic. The Company’s first principal payment under its credit facility occurred in February 2021. The required monthly interest-only payment was not impacted by the deferral. The Term Loan’s new maturity date is in January 2023. After considering the debt guidance in ASC 470, the Company concluded that it did not meet the indicators of a troubled debt restructuring and accounted for the deferral of principal payment as a debt modification. Since there were no fees paid to SVB in connection with the deferral agreement, the Company did not record any adjustments to the Company’s condensed consolidated financial statements related to this deferral.

At the end of the loan term (whether at maturity, by prepayment in full or otherwise), the Company is required to pay a final end of term charge to SVB in the amount of 4.0% of the aggregate original principal amount advanced by SVB. The amount of the end of term charge is being accrued over the loan term as interest expense. As of September 30, 2021 and December 31, 2020, the Company had a liability related to the end of term charge of $0.3 million and $0.2 million, respectively, which has been classified within other long-term liabilities.

The SVB Loan Agreement includes a provision under which SVB may accelerate the scheduled maturities of the Term Loan under conditions that are not objectively determinable. The Company evaluated the likelihood of such acceleration and determined that it is not probable and classified the Term Loan on the balance sheet in accordance with the repayment schedule as of September 30, 2021.

As of September 30, 2021, scheduled principal payments for the Term Loan are as follows (in thousands):

Year Ending December 31,
2021 (remaining three months)	$1,250
2022	5,000
2023	417
Total principal	6,667
Unamortized discounts	(20)
Carrying amount	6,647
Less current portion	(5,000)
Long-term portion	$1,647

Interest expense was $0.1 million for each of the three months ended September 30, 2021 and 2020 and $0.4 million for each of the nine months ended September 30, 2021 and 2020.

8. Convertible promissory notes

In August 2020, Old Gemini entered into a purchase agreement with various investors to issue $14.0 million in convertible promissory notes (the “Notes”). The Notes accrued simple interest at 8% per annum. The Company determined that a beneficial conversion feature (“BCF”) existed and should be recognized on the issuance date. The Company recorded the Notes at the original issuance price, net of the BCF discount. The BCF discount was accreted to the face value of the Notes over the period from the issuance date until the maturity date, offset against interest expense.

The Notes served as a bridge loan prior to the PIPE Financing that was completed in connection with the closing of the Business Combination. The Notes were intended to automatically convert into shares of common stock issued in the PIPE Financing at a per share conversion price equal to the lowest per share price paid for such shares of common stock in the PIPE Financing. The Notes were amended to allow for the principal and interest to convert to shares of Series B preferred stock prior to the closing of the Business Combination. Accordingly, immediately prior to the closing of the Business Combination, the outstanding principal and interest under the Notes converted into 2,341,316 shares of Series B preferred stock at a per share conversion price of $6.1986, and the Notes liability was extinguished. The Company recorded other expense of $0 and $0.7 million for the difference between the reacquisition price of the Notes and the net carrying amount of the Notes in the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2021.

As of December 31, 2020, the carrying value of the Notes was as follows (in thousands):

Principal amount	$14,000
Unamortized discount (beneficial conversion feature)	(2,311)
Carrying amount	11,689
Less current portion	(11,689)
Long-term portion	$-

Interest expense was approximately of $0 and $1.9 million for the three months ended September 30, 2021 and 2020, respectively, and approximately $1.7 million and $1.9 million for the nine months ended September 30, 2021 and 2020, respectively.

9. Stockholders’ Equity (Deficit)

The condensed consolidated statement of stockholders’ equity (deficit) has been retroactively adjusted for all periods presented to reflect the Business Combination and reverse recapitalization as defined in Note 3, Business Combination.

Preferred Stock

Upon closing of the Business Combination and pursuant to the terms of the Amended and Restated Certificate of Incorporation entered into on February 5, 2021, the Company authorized 10,000,000 shares of preferred stock with a par value $0.0001 per share. The Company’s board of directors has the authority, without further action by the stockholders, to issue such shares of preferred stock in one or more series, to establish from time to time the number of shares to be included in each such series, and to fix the designations, powers, voting, and other rights, preferences and privileges of the shares. There were no issued and outstanding shares of preferred stock as of September 30, 2021.

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

The option term for incentive awards may not be greater than ten years from the date of the grant. Incentive options granted to persons possessing more than 10% of the total combined voting power of all classes of stock may not have an option term of greater than five years from the date of the grant. The vesting period for equity-based awards under the 2017 Plan was determined at the discretion of the board of directors, which was generally four years. For awards granted to employees and non-employees with four-year vesting terms, 25% of the options vest on the first anniversary of the grant date and the remaining options vest equally each month for three years thereafter.

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

As of the Closing Date, the 10,567,508 options and 163,157 restricted stock units (“RSUs”) outstanding under the 2017 Plan and 2015 Plan were converted into 2,303,309 options and 35,561 RSUs, respectively, upon completion of the Business Combination after the effect of the Conversion Ratio. This effect of the Conversion Ratio has been retroactively adjusted throughout the Company’s unaudited condensed consolidated financial statements.

2021 Gemini Equity Incentive Plan

On February 3, 2021, FSDC’s stockholders approved the 2021 Stock Option and Incentive Plan (the “2021 Plan”), pursuant to which 4,264,341 shares of common stock were reserved for issuance. The 2021 Plan provides for the Company to grant incentive stock options or nonqualified stock options for the purchase of common stock, stock appreciation rights, restricted stock awards, restricted stock units, unrestricted stock awards, cash-based awards and dividend equivalent rights to employees, officers, directors and consultants of Gemini. Incentive stock options may only be granted to employees. The 2021 Plan is administered by the plan administrator, which is the Compensation Committee of Gemini’s board of directors, provided therein, which has discretionary authority, subject only to the express provisions of the 2021 Plan, to interpret the 2021 Plan; determine eligibility for and grant awards; determine form of settlement of awards (whether in cash, shares of stock, other property or a combination of the foregoing), determine, modify or waive the terms and conditions of any award; prescribe forms, rules and procedures; and otherwise do all things necessary to carry out the purposes of the 2021 Plan. As of September 30, 2021, 1,307,794 shares remained available for future issuance under the 2021 Plan.

The exercise price of each stock option granted under the 2021 Plan will be 100% of the fair market value of the underlying stock subject to the award, determined as of the date of the grant, or such higher amount as the plan administrator may determine in connection with the grant, and the term of stock option may not be greater than ten years. The vesting and other restrictions are determined at the discretion of the plan administrator.

2021 Inducement Plan

On February 12, 2021, the Company’s board of directors approved the 2021 Inducement Plan. The 2021 Inducement Plan is a non-stockholder approved stock plan under which the Company grants equity awards to induce highly-qualified prospective officers and employees who are not currently employed by the Company to accept employment and provide them with a proprietary interest in the Company. The Company intends that the 2021 Inducement Plan be reserved for persons to whom the Company may issue securities without stockholder approval as an inducement pursuant to Rule 5635(c)(4) of the Marketplace Rules of the NASDAQ Stock Market, Inc. The 2021 Inducement Plan is administered by the board of directors or the Compensation Committee of the board, which determines the types of awards to be granted, including the number of shares subject to the awards, the exercise price and the vesting schedule. Awards granted under the 2021 Inducement Plan expire no later than ten years from the date of grant. As of September 30, 2021, 983,949 shares were available for issuance under the 2021 Inducement Plan.

Stock-based compensation expense

The Company recorded stock-based compensation expense in the following expense categories of its condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$277	$52	$2,236	$122
General and administrative	1,382	109	3,878	271
Total stock-based compensation expense	$1,659	$161	$6,114	$393

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

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss attributable to common stockholders	$(18,551)	$(10,003)	$(54,046)	$(26,522)
Weighted average common shares outstanding-basic and diluted	43,091,822	15,282,987	39,427,476	15,016,038
Net loss per share attributable to common stockholders-basic and diluted	$(0.43)	$(0.65)	$(1.37)	$(1.77)

The Company’s unvested restricted common shares have been excluded from the computation of basic net loss per share attributable to common stockholders.

The Company’s potentially dilutive securities, which include unvested restricted stock, common stock options outstanding and warrants to purchase shares of Series A preferred stock, have been excluded from the computation of diluted net loss per share attributable to common stockholders as the effect would be to reduce the net loss per share attributable to common stockholders. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common shares from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of September 30,
	2021	2020
Unvested restricted stock	-	229,532
Common stock options	4,988,293	1,740,758
Warrants to purchase shares of Series A preferred stock (as converted to common stock)	-	15,257
	4,988,293	1,985,547

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

License agreements

In April 2017, the Company entered into a Research Collaboration and License Agreement with Sanquin Blood Supply Foundation (the “2017 License Agreement”) to develop antibodies that bind and enhance the activity of CFH. As consideration for the license, the Company paid a one-time, non-refundable upfront payment of $0.1 million. The 2017 License Agreement includes additional consideration upon the achievement of certain development and commercial milestones (i.e., once net sales targets exceed certain thresholds) totaling up to an aggregate amount of $29.0 million. Finally, the Company is required to make royalty payments of between 1.25% and 2.50% of net product sales if commercialization is achieved. The condensed consolidated financial statements as of September 30, 2021 do not include liabilities with respect to this agreement as the Company has not yet generated revenue and the achievement of certain milestones is not deemed probable.

In June 2018, the Company entered into a Cell Line License Agreement with Life Technologies Corporation (the “2018 License Agreement”) to obtain non-exclusive use of 293 H cells in support of GEM-103 manufacturing activities. As consideration for the license, the Company paid a one-time, non-refundable, non-creditable initial license fee of $0.1 million. In addition, an annual non-refundable, non-creditable development fee of $0.1 million is due on each anniversary date. The 2018 License Agreement includes additional consideration of $0.3 million contingent upon future commercialization of each licensed product. The condensed consolidated financial statements as of September 30, 2021 do not include a liability with respect to the additional consideration under this agreement as the Company has not yet generated revenue.

In March 2019, the Company entered into a second Cell Line License Agreement with Life Technologies Corporation (the “2019 License Agreement”) to obtain non-exclusive use of a CTS Viral Production cell line for producing genetically engineered adeno-associated virus particles to be used in human therapeutics. In October 2021, the Company terminated the 2019 License Agreement. As consideration for the license, the Company paid a one-time, non-refundable, non-creditable initial license fee of $0.1 million. In addition, an annual non-refundable, non-creditable development fee of $0.1 million was due on each anniversary date, beginning on the second anniversary date. The 2019 License Agreement included additional consideration of $0.4 million contingent upon future commercialization of each licensed product. The condensed consolidated financial statements as of September 30, 2021 do not include a liability with respect to the additional consideration under this agreement as the Company has not yet generated revenue.

In October 2018, the Company entered into a Master License Agreement with Avitide, Inc. (the “2018 Master License Agreement”) to license, on an exclusive basis, certain of Avitide’s affinity chromatography resins comprised of proprietary ligands for affinity purification of biopharmaceuticals. As consideration for the license, the Company paid an upfront license fee of $0.2 million. In addition, an annual license fee of $0.1 million is due on each anniversary date. The 2018 Master License Agreement includes additional consideration upon the achievement of certain development, commercial and sales milestones totaling up to $0.7 million, $2.2 million and $7.0 million, respectively. Finally, the Company is required to make royalty payments of 1.25% of net product sales if commercialization is achieved. The condensed consolidated financial statements as of September 30, 2021 do not include liabilities with respect to additional consideration under this agreement as the Company has not yet generated revenue and the achievement of certain milestones is not deemed probable.

In June 2019, the Company entered into a GPEx-Derived Cell Line Sale Agreement with Catalent Pharma Solutions, LLC (the “2019 Sale Agreement”) to purchase all right, title and interest in and to the GPEx Cell Line. As consideration for the GPEx Cell Line, the Company is required to make one-time milestone payments totaling up to $1.3 million in aggregate, as well as a contingent annual fee upon commercialization (1% of net sales, or $0.1 million, whichever is greater) and other fees after certain milestones are reached. Certain milestone payments may be waived if Catalent manufactures >50% of the total product required for the relevant clinical trial. The condensed consolidated financial statements as of September 30, 2021 do not include liabilities with respect to this agreement as the Company has not yet generated revenue and the achievement of certain milestones is not deemed probable.

Contingencies

Indemnification agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any indemnification arrangements could have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of September 30, 2021.

Legal proceedings

From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business. As of September 30, 2021, the Company was not a party to any material legal matters or claims.

13. Related party transactions

The Company engaged a firm managed by an executive of the Company for professional services related to accounting, finance and other administrative functions. For the three and nine months ended September 30, 2021, the costs incurred under this arrangement totaled $0 and $0.1 million, respectively, of which $0.1 million was recorded in stockholders’ equity (deficit) as a reduction to additional paid-in capital as a result of the Business Combination and $10 thousand was recorded as general and administrative expense in the accompanying condensed consolidated statements of operations and comprehensive loss. As of September 30, 2021 and December 31, 2020, amounts owed under this arrangement totaled $0 and $0.3 million, respectively, and is included in accounts payable and/or accrued expenses in the accompanying consolidated balance sheet for each period. The executive of the Company associated with this firm resigned from the Company in February 2021.

14. Subsequent events

Corporate Restructuring

On October 4, 2021, the Company announced a restructuring plan to prioritize assets and focus primarily on initiating and executing GEM103’s resource-intensive pivotal trial in geographic atrophy, resulting in a reduction of the Company’s workforce by 11 positions with a majority of these employees’ separation from the business having occurred in mid-October 2021 and the remaining affected employees transitioning by the end of 2021. As a result, the Company estimates in total it will incur costs within the range of $1.3 million to $1.6 million related to severance benefits for the affected employees, including severance payments, limited reimbursement of medical insurance premiums, outplacement services and an extension of the post-termination option exercise period for the vested portion of the affected employees’ outstanding stock options. Each affected employee’s eligibility for the severance benefits is contingent upon such employee’s execution (without revocation) of a separation agreement, which includes a general release of claims against the Company. The restructuring plan is expected to be completed by the end of 2021.

Employment Agreement with Georges Gemayel

On November 15, 2021, the Company entered into an employment agreement with Dr. Georges Gemayel, the Company's current Executive Chair of its board of directors, who shall serve as an employee of the Company. Details of the employment agreement are set forth below under Item 5 of Part II.

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

Our lead product candidate, GEM103, is in Phase 2a clinical development and our other product candidate, GEM307, is in the preclinical stage of development. Our ability to generate revenue from product sales sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. We have not yet successfully completed any pivotal clinical trials, nor have we obtained any regulatory approvals, manufactured a commercial-scale drug, or conducted sales and marketing activities. Prior to the Business Combination (as defined below), we primarily financed our operations through the sale of convertible preferred stock, borrowings under convertible promissory notes and borrowings from our term loan facility with Silicon Valley Bank, (“SVB”).

Recent developments

Corporate Restructuring

On October 4, 2021, we announced a restructuring plan to prioritize assets and focus primarily on initiating and executing GEM103’s resource-intensive pivotal trial in geographic atrophy, resulting in a reduction of our workforce by 11 positions with a majority of these employees’ separation from the business having occurred in mid-October 2021 and the remaining affected employees transitioning by the end of 2021. As a result, we estimate in total we will incur costs within the range of $1.3 million to $1.6 million related to severance benefits for the affected employees. The restructuring plan is expected to be completed by the end of 2021.

Employment Agreement with Georges Gemayel

On November 15, 2021, the Company entered into an employment agreement with Dr. Georges Gemayel, the Company's current Executive Chair of its board of directors, who shall serve as an employee of the Company. Details of the employment agreement are set forth below under Item 5 of Part II.

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

We have incurred significant operating losses since inception. Our net losses were $54.0 million for the nine months ended September 30, 2021. As of September 30, 2021, we had an accumulated deficit of $166.9 million. We expect to continue to incur net losses for the foreseeable future and to continue to incur research and development expenses and general and administrative expenses as we continue development activities. We expect to continue to incur expenses and capital requirements if and as we:

•
continue development activities for GEM103, our first product candidate being tested in AMD, including the completion of our Phase 2a clinical trial in geographic atrophy, the ongoing Phase 2a clinical trial in patients with macular atrophy receiving anti-VEGF therapy and the initiation of a Phase 2b or Phase 3 clinical trial in geographic atrophy;
•
continue research and development activities to advance our CFH potentiating antibody, GEM307, as a product candidate;
•
maintain and protect our intellectual property portfolio;
•
seek regulatory approvals for any product candidates that successfully complete clinical trials;
•
undertake any pre-commercialization activities to establish sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval;
•
continue to incur legal, accounting, investor relations and other expenses in operating as a public company; and
•
determine if further prioritization is necessary for our development activities.

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

We believe that our current cash resources will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2023. Our belief with respect to our ability to fund operations is based on estimates that are subject to risks and uncertainties. If actual results are different from our estimates, we may need to seek additional funding sooner than would otherwise be expected. There can be no assurance that we will be able to obtain additional funding on acceptable terms, if at all. Our future viability beyond that point is dependent on our ability to raise additional capital to finance our operations.

COVID-19 pandemic

In March 2020, the World Health Organization declared the novel coronavirus (“COVID-19”) outbreak a pandemic. The ongoing COVID-19 pandemic and the increased prevalence of variants of the virus, and government measures taken in response, have had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. The ongoing COVID-19 pandemic and related impacts have resulted in and will likely continue to result in significant disruptions to the global economy and capital markets around the world. The Company cannot predict the future progression or full impact of the outbreak and its effects on the Company’s business and operations.

We and our third-party contract manufacturers (“CMOs”), contract research organizations (“CROs”) and clinical sites have experienced and may continue to experience disruptions in supply of product candidates and/or procuring items that are essential for our research and development activities, including raw materials used in the manufacturing of our product candidates, medical and laboratory supplies used in our clinical trials or preclinical studies or animals that are used for preclinical testing, in each case, for which there may be shortages because of ongoing efforts to address the pandemic.

Additionally, we have enrolled, and will seek to enroll, patients in our clinical trials at sites located both in the United States and internationally. Most of our clinical trial sites are in areas that have been affected by COVID-19 and, as a result, our trials have been and may continue to be impacted. We cannot predict how long or impactful these delays may be on our clinical trials. In addition, even if sites are initiating and actively recruiting, we may face difficulties recruiting or retaining patients in our clinical trials if patients are affected by the virus or are unable to or are fearful of visiting or traveling to our clinical trial sites because of the outbreak, or if patients are unable or unwilling to be vaccinated or tested. Prolonged delays or closure to enrollment in our trials or patient discontinuations could have a material adverse impact on our clinical trial plans and timelines. In addition, our ability to collect and verify data requested of patients enrolled in our clinical trials during this pandemic is being impacted to varying degrees by COVID-19. Clinical trial data collection continues for each of our clinical trials but at a slower pace, and with challenges and interruptions in data collection, including, in some instances, disruption of collection of complete study data. This could have a material adverse impact on our data quality and analysis. In addition, clinical trial sites may be unable or unwilling to initiate a new trial if factors relevant to the pandemic render this impracticable. These COVID-19 related issues may prolong the time required to conduct our ongoing clinical trials and/or impact the quality of the data obtained from one or more of these studies.

We have not incurred impairment losses in the carrying values of our assets as a result of the ongoing COVID-19 pandemic, and we are not aware of any specific related event or circumstance that would require us to revise our estimates reflected in our condensed consolidated financial statements. Although the COVID-19 pandemic did not have a significant impact on our financial results in the third quarter of 2021, the full extent to which the ongoing COVID-19 pandemic will impact our business, results of operations, financial condition and cash flows will depend on future developments that are highly uncertain, and the estimates of the impact on our business may change based on new information that may emerge concerning COVID-19, including the duration of the pandemic, any potential subsequent waves or strains of COVID-19 infection, the effectiveness, distribution and acceptance of COVID-19 vaccines and the actions to contain it or treat its impact and the economic impact on local, regional, national and international markets.

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

We accounted for the Business Combination as a reverse recapitalization, which is the equivalent of Old Gemini issuing stock for the net assets of FSDC, accompanied by a recapitalization, with FSDC treated as the acquired company for accounting purposes. The net assets of FSDC were stated at historical cost with no goodwill or other intangible assets recorded. Reported results from operations included herein prior to the Business Combination are those of Old Gemini. The shares and corresponding capital amounts and loss per share related to Old Gemini’s outstanding convertible preferred stock and common stock prior to the Business Combination have been retroactively restated to reflect the conversion ratio established in the Merger Agreement (1.00 Old Gemini share for 0.2180 shares of the Company, o the "Conversion Ratio").

For additional information on the Business Combination, please read Note 3, Business Combination, to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q.

Term loan

In February 2019, we entered into a term loan facility of up to $10.0 million (the “Term Loan”) with SVB. The proceeds were used for general corporate and working capital purposes. Concurrent with the Term Loan, we issued SVB warrants to purchase 15,257 shares of Old Gemini’s Series A preferred stock at an exercise price of $5.46. At the closing of the Business Combination, these warrants were automatically exercised for 15,257 shares of our common stock. As of September 30, 2021 and December 31, 2020, we had $6.7 million and $10.0 million, respectively, in principal outstanding under the Term Loan.

The Term Loan is governed by a loan and security agreement, entered into in February 2019, between Gemini and SVB (the “SVB Loan Agreement”). The SVB Loan Agreement provided for two separate tranches under which we could borrow. In April 2019, we borrowed $7.5 million under the first tranche, and in December 2019, we borrowed $2.5 million under the second tranche.

The Term Loan matures in January 2023 and accrues interest at a floating rate per annum equal to the greater of 3.75% or the prime rate minus 1.5% (1.75% as of September 30, 2021). The Term Loan provides for monthly interest-only payments until February 2021. Thereafter, payments are payable in equal monthly installments of principal, plus all accrued and unpaid interest. We may prepay the Term Loan in whole upon 5 days’ prior written notice to SVB. Any such prepayment of the Term Loan is subject to a prepayment charge of 0.5% of the then outstanding principal balance. Amounts outstanding during an event of default are payable upon SVB’s demand and will accrue interest at an additional rate of 5.0% per annum of the past due amount outstanding.

In April 2020, we entered into a deferral agreement with SVB to defer scheduled principal repayments on its term loan by six months. The deferral agreement was offered in connection with SVB’s venture debt relief initiative, which was started due to the COVID-19 pandemic. Our first principal payment under our credit facility occurred in February 2021. The required monthly interest-only payment was not impacted by the deferral. The Term Loan’s new maturity date is January 2023.

At the end of the loan term (whether at maturity, by prepayment in full or otherwise), we are required to pay a final end of term charge to SVB in the amount of 4.0% of the aggregate original principal amount advanced by SVB.

Convertible promissory notes

In August 2020, we entered into a purchase agreement with existing investors to issue $14.0 million in convertible promissory notes, (the “Notes”). The Notes accrued simple interest at 8% per annum and matured in February 2021. The Notes served as a bridge loan prior to the PIPE Financing that was completed in connection with the closing of the Business Combination. The Notes were amended to allow for the principal and interest to convert to shares of Series B preferred stock prior to the closing of the Business Combination. Accordingly, immediately prior to the closing of the Business Combination, the outstanding principal and interest under the Notes converted into 2,341,316 shares of Series B preferred stock at a per share conversion price of $6.1986.

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

Operating expenses

Research and development expenses

Research and development expenses consist primarily of costs incurred for research activities, including drug discovery efforts and the clinical development of our product candidates. We expense research and development costs as incurred, which include:

•
expenses incurred to conduct the necessary preclinical studies and clinical trials required to obtain regulatory approval;
•
expenses incurred under agreements with CROs that are primarily engaged in the oversight and conduct of our drug discovery efforts and preclinical studies, clinical trials and CMOs that are primarily engaged to provide preclinical and clinical drug substance and product for our research and development programs;

•
other costs related to acquiring and manufacturing materials in connection with our drug discovery efforts and preclinical studies and clinical trial materials, including manufacturing validation batches, as well as investigative sites and consultants that conduct our clinical trials, preclinical studies and other scientific development services;
•
payments made in cash or equity securities under third-party licensing, acquisition and option agreements;
•
employee-related expenses, including salaries and benefits, travel and stock-based compensation expense for employees engaged in research and development functions;
•
costs related to compliance with regulatory requirements; and
•
allocated facilities-related costs, depreciation and other expenses, which include rent and utilities.

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

Research and development activities are central to our business model. We anticipate that our research and development expenses will remain consistent in 2022 compared to 2021 as we continue the development of our product candidates while realizing cost benefits from our restructuring. If and when we believe a regulatory approval of a product candidate appears likely, we anticipate an increase in payroll and other expenses as a result of our preparation of regulatory filings and precommercial activities.

At this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the preclinical and clinical development of any of our product candidates or when, if ever, material net cash inflows may commence from any of our product candidates. The successful development and commercialization of our product candidates is highly uncertain. This uncertainty is due to the numerous risks and uncertainties associated with product development and commercialization, including the uncertainty of the following:

•
the scope, progress, timing, outcome and costs of our preclinical development activities, clinical trials and other related development activities;
•
delays, suspensions, or other setbacks or interruptions encountered, including as a result of the ongoing COVID-19 pandemic;
•
establishing an appropriate safety and efficacy profile with Investigational New Drug application ("IND") enabling studies and obtaining clearance for future IND applications;
•
successful patient enrollment in and the initiation and completion of clinical trials;
•
the timing, receipt and terms of any marketing approvals from applicable regulatory authorities including the U.S. Food and Drug Administration ("FDA") and non-U.S. regulatory authorities;
•
the extent of any required post-marketing approval commitments to applicable regulatory authorities;
•
establishing clinical and commercial manufacturing capabilities or making arrangements with third-party manufacturers in order to ensure that we or our third-party manufacturers are able to make and scale our products successfully;

•
development and timely delivery of clinical-grade and commercial-grade drug formulations that can be used in our clinical trials and for commercial launch;
•
obtaining, maintaining, defending and enforcing patent claims and other intellectual property rights;
•
significant and changing government regulation;
•
launching commercial sales of our product candidates, if and when approved, whether alone or in collaboration with others; and
•
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

We anticipate that our general and administrative expenses will remain consistent in 2022 as compared to 2021 as we continue to support the development of our product candidates. If and when we believe a regulatory approval of a product candidate appears likely, we anticipate an increase in payroll and other expenses as a result of our preparation for commercial operations, especially as it relates to the sales and marketing of that product candidate.

Other income (expense)

Interest expense

Interest expense consists of interest accrued on the Term Loan we entered into in February 2019 and the Notes, including the accretion of the beneficial conversion feature discount recognized on the issuance date of the Notes.

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

Change in fair value of warrant liability

In February 2019, in conjunction with the Term Loan with SVB, we issued warrants to purchase 15,257 shares of Old Gemini’s Series A preferred stock. We accounted for, and classified, these warrants as a liability on our balance sheet because the warrants were freestanding financial instruments. We remeasured this liability to fair value at each reporting date and recognized changes in the fair value of the warrant liability in our statements of operations. At the closing of the Business Combination, these warrants were automatically exercised for 15,257 shares of our common stock.

Provision for income taxes

We have not recorded any significant amounts related to income tax expense, we have not recognized any reserves related to uncertain tax positions, nor have we recorded any income tax benefits for the majority of our net losses we have incurred to date or for our research and development tax credits.

We account for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the condensed consolidated financial statements or our tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax bases of existing assets and liabilities and for loss and credit carryforwards, which are measured using the enacted tax rates and laws in effect in the years in which the differences are expected to reverse. The realization of our deferred tax assets is dependent upon the generation of future taxable income, the amount and timing of which are uncertain. Valuation allowances are provided, if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We continue to maintain a full valuation allowance against all of our net deferred tax assets based on our evaluation of all available evidence.

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

In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We may experience ownership changes as a result of subsequent shifts in our stock ownership.

Results of operations

Comparison of the three months ended September 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,
	2021	2020	Change
Operating expenses:
Research and development	$13,455	$6,727	$6,728
General and administrative	4,995	1,222	3,773
Total operating expenses	18,450	7,949	10,501
Loss from operations	(18,450)	(7,949)	(10,501)
Other income (expense):
Interest expense	(104)	(2,047)	1,943
Interest income	5	1	4
Change in fair value of warrant liability	-	(8)	8
Other expense	(2)	-	(2)
Net loss and comprehensive loss	$(18,551)	$(10,003)	$(8,548)

Research and development expenses

Research and development expenses were $13.5 million for the three months ended September 30, 2021, compared to $6.7 million for the three months ended September 30, 2020. The increase of $6.8 million was primarily due to an increase in external research and development costs related to clinical trial activities of GEM103. In addition, research and development personnel costs were higher period over period, including stock-based compensation, due to an increase in headcount in our research and development function to support the advancement of our programs.

General and administrative expenses

General and administrative expenses were $5.0 million for the three months ended September 30, 2021, compared to $1.2 million for the three months ended September 30, 2020. The increase of $3.8 million was primarily due to higher personnel-related costs, including stock-based compensation, in support of organizational growth and higher legal and other professional fees incurred in connection with operating as a public company.

Interest expense

Interest expense was $0.1 million for the three months ended September 30, 2021, compared to $2.0 million for the three months ended September 30, 2020. The decrease of $1.9 million is due to the accretion of the beneficial conversion feature discount recognized at the issuance date of the Notes.

Comparison of the nine months ended September 30, 2021 and 2020

The following table summarizes our results of operations for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended September 30,
	2021	2020	Change
Operating expenses:
Research and development	$36,083	$20,472	$15,611
General and administrative	15,177	3,774	11,403
Total operating expenses	51,260	24,246	27,014
Loss from operations	(51,260)	(24,246)	(27,014)
Other income (expense):
Interest expense	(2,073)	(2,307)	234
Interest income	11	37	(26)
Loss on conversion of convertible notes	(711)	-	(711)
Change in fair value of warrant liability	-	(6)	6
Other expense	(13)	-	(13)
Net loss and comprehensive loss	$(54,046)	$(26,522)	$(27,524)

Research and development expenses

Research and development expenses were $36.1 million for the nine months ended September 30, 2021, compared to $20.5 million for the nine months ended September 30, 2020. The increase of $15.6 million was primarily due to an increase in external research and development costs related to clinical trial activities of GEM103. In addition, research and development personnel costs were higher period over period, including stock-based compensation, due to an increase in headcount in our research and development function to support the advancement of our programs.

General and administrative expenses

General and administrative expenses were $15.2 million for the nine months ended September 30, 2021, compared to $3.8 million for the nine months ended September 30, 2020. The increase of $11.4 million was primarily due to higher personnel-related costs, including stock-based compensation, in support of organizational growth and higher legal and other professional fees incurred in connection with operating as a public company.

Interest expense

Interest expense was $2.1 million for the nine months ended September 30, 2021, compared to $2.3 million for the nine months ended September 30, 2020. The decrease of $0.2 million is due to the accretion of the beneficial conversion feature discount recognized at the issuance date of the Notes.

Loss on conversion of convertible notes

The loss on conversion of convertible notes was $0.7 million for the nine months ended September 30, 2021, compared to $0 for the nine months ended September 30, 2020. The increase reflects the difference between the reacquisition price of the Notes and the net carrying amount of the Notes at the time that the Notes converted into shares of Series B preferred stock immediately prior to the closing of the Business Combination.

Liquidity and capital resources

Sources of liquidity and capital

Since inception, we have not generated any revenue from any product sales or any other sources and have incurred significant operating losses and negative cash flows from our operations. We have not yet commercialized any of our product candidates and do not expect to generate revenue from sales of any product candidates for several years, if at all. Prior to the Business Combination, we funded our operations to date primarily with proceeds from the sale of preferred stock, borrowings under convertible promissory notes and borrowings under loan agreements. Through September 30, 2021, we have received gross proceeds of $76.0 million from sales of our preferred stock, gross proceeds of $16.9 million from borrowings under convertible promissory notes and $10.0 million of cash proceeds from our term loan with SVB. In connection with the Business Combination, we received net proceeds of $195.9 million.

As of September 30, 2021, we had cash and cash equivalents of $150.1 million. We have incurred operating losses and experienced negative operating cash flows since inception, and we anticipate that we will continue to incur losses for at least the foreseeable future. Our net losses totaled $54.0 million for the nine months ended September 30, 2021. As of September 30, 2021, we had an accumulated deficit of $166.9 million.

Continued cash generation is highly dependent on our ability to finance our operations through a combination of equity offerings, debt financings, collaboration arrangements and strategic transactions. Due to our significant research and development expenditures, we have experienced periods of negative cash flows from operations as we have yet to generate any revenue. For the nine months ended September 30, 2021, we experienced a loss from operations and negative cash flows from operations. We anticipate incurring operating losses and negative cash flows from operations for the foreseeable future, particularly as we move forward with our clinical-stage programs.

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

Cash flows

The following table summarizes our cash flows for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended September 30,
	2021	2020
Net cash used in operating activities	$(47,032)	$(23,855)
Net cash used in investing activities	(61)	(22)
Net cash provided by financing activities	192,659	34,106
Net increase in cash, cash equivalents and restricted cash	$145,566	$10,229

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

During the nine months ended September 30, 2021, we used cash in operating activities of $47.0 million, reflecting a net loss of $54.0 million, partially offset by non-cash charges of $8.9 million and a net change of $1.8 million in our operating assets and liabilities. The non-cash charges consist primarily of $6.1 million of stock-based compensation expense, $1.6 million accretion of the discount on the Notes, $0.7 million of expense related to the conversion of the Notes and $0.3 million of non-cash interest expense. The net change in our operating assets and liabilities was primarily due to an increase in prepaid expenses and other current currents, other assets and accrued expenses and other current liabilities, partially offset by a decrease in deferred offering costs and accounts payable.

During the nine months ended September 30, 2020, we used cash in operating activities of $23.9 million, reflecting a net loss of $26.5 million and a decrease in accounts payable, partially offset by a decrease in prepaid expenses and other assets.

Investing activities

During each of the nine months ended September 30, 2021 and 2020, we used cash in investing activities of less than $0.1 million, consisting of purchases of laboratory equipment.

Financing activities

During the nine months ended September 30, 2021, net cash provided by financing activities was $192.7 million, consisting primarily of $195.9 million of net proceeds received in connection with the Business Combination, partially offset by principal payments made on our term loan.

During the nine months ended September 30, 2020, net cash provided by financing activities was $34.1 million, consisting primarily of $20.1 million of proceeds from the issuance of our Series B preferred stock and $14.0 million of proceeds from the issuance of the convertible promissory notes.

Funding requirements

Our primary use of cash is to fund operating expenses, primarily related to our research and development activities. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable, accrued expenses and prepaid expenses.

We expect our expenses to remain consistent in 2022 compared to 2021 as we advance the preclinical activities and clinical trials of our product candidates. The timing and amount of our operating expenditures will depend largely on our ability to:

•
advance preclinical development of our early-stage programs and clinical trials of our product candidates;
•
manufacture, or have manufactured on our behalf, including sourcing raw materials, our preclinical and clinical drug material and develop processes for late stage and commercial manufacturing;
•
seek regulatory approvals for any product candidates that successfully complete clinical trials;
•
establish a sales, marketing, medical affairs and distribution infrastructure to commercialize any product candidates for which we may obtain marketing approval and intend to commercialize on our own;
•
maintain and protect our intellectual property portfolio;
•
manage the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights, including enforcing and defending intellectual property related claims;
•
manage the costs of operating as a public company; and
•
realize the anticipated benefits of our restructuring plan.

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

As of September 30, 2021, we had cash and cash equivalents of $150.1 million. We believe that our cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2023. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

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

Working capital

Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical product candidates, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements will depend on and could increase significantly as a result of many factors, including:

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
•
the costs of raw materials and manufacturing commercial-grade product and necessary inventory to support commercial launch;
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

Accrued research and development expenses

As part of the process of preparing our condensed consolidated financial statements, we are required to estimate our accrued research and development expenses. This process involves reviewing open contracts and purchase orders, communicating with our applicable personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual costs. The majority of our service providers invoice us in arrears for services performed, on a pre-determined schedule or when contractual milestones are met; however, some require advance payments. We make estimates of our accrued expenses as of each balance sheet date in the condensed consolidated financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of the estimates with the service providers and make adjustments if necessary. Examples of estimated accrued research and development expenses include fees paid to:

•
vendors, including research laboratories, in connection with preclinical development activities;
•
CROs and investigative sites in connection with preclinical studies and clinical trials; and

•
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

Determination of Fair Value – Preferred and Common Stock

Prior to the completion of the Business Combination, given there had been no public market for our common stock, the estimated fair value of our common stock was determined by our most recently available third-party valuations of common stock. These third-party valuations were performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. Our common stock valuations were prepared using an option pricing method ("OPM") or a hybrid method, both of which used market approaches to estimate enterprise value. The OPM treats common stock and preferred stock as call options on the total equity value of a company, with exercise prices based on the value thresholds at which the allocation among the various holders of a company’s securities changes. Under this method, the common stock has value only if the funds available for distribution to stockholders exceeded the value of the preferred stock liquidation preferences at the time of the liquidity event, such as a strategic sale or a merger. A discount for lack of marketability of the common stock is then applied to arrive at an indication of value for the common stock. The hybrid method is a probability-weighted expected return method ("PWERM") where the equity value in one or more scenarios is calculated using an OPM. The PWERM is a scenario-based methodology that estimates the fair value of our common stock based upon an analysis of our future values, assuming various outcomes. The common stock value is based on the probability-weighted present value of expected future investment returns considering each of the possible outcomes available as well as the rights of each class of stock. The future value of the common stock under each outcome is discounted back to the valuation date at an appropriate risk-adjusted discount rate and probability weighted to arrive at an indication of value for the common stock. There are significant judgments and estimates inherent in the determination of the fair value of our common stock. These estimates and assumptions include a number of objective and subjective factors, including external market conditions, the prices at which we sold shares of preferred securities, the superior rights and preferences of securities senior to the common securities at the time of, and the likelihood of, achieving a liquidity event, such as an initial public offering or sale. Significant changes to the key assumptions used in the valuations could result in different fair values of common stock at each valuation date.

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

Prior to the Business Combination, we were a private company and, therefore, lack company-specific historical and implied volatility information for our common stock. Therefore, we estimated our expected stock price volatility based on the historical volatility of publicly traded peer companies and expect to continue to do so until such time as we have adequate historical data regarding the volatility of our own traded stock price. The expected term of options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The expected term of options granted to non-employees is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that we have never paid cash dividends on common stock and do not expect to pay any cash dividends in the foreseeable future.

Recently issued accounting pronouncements

Refer to Note 4, Summary of Significant Accounting Policies, to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for information regarding recently issued accounting pronouncements.

Emerging growth company and smaller reporting company status

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 ("JOBS Act"), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. We may take advantage of these exemptions until we are no longer an emerging growth company under Section 107 of the JOBS Act, which provides that an emerging growth company can take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. We have elected to avail ourselves of the extended transition period and, therefore, while we are an emerging growth company, we will not be subject to new or revised accounting standards at the same time that they become applicable to other public companies that are not emerging growth companies, unless we choose to early adopt a new or revised accounting standard. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the closing of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and Item 10(f)(1) of Regulation S-K. As such, we are not required to provide the information set forth in this item.

Item 4. Controls and Procedures.

Managements’ Evaluation of our Disclosure Controls and Procedures

As of September 30, 2021, our principal executive officer and principal financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rule 13a-15(e) or Rule 15d-15(e)), with the participation of our management, have each concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective and were designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. It should be noted that any system of controls is designed to provide reasonable, but not absolute, assurances that the system will achieve its stated goals under all reasonably foreseeable circumstances. Our principal executive officer and principal financial officer have each concluded that our disclosure controls and procedures as of September 30, 2021 are effective at a level that provides such reasonable assurances.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the three months ended September 30, 2021 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently subject to any material legal proceedings.

Item 1A. Risk Factors.

The matters discussed in this Quarterly Report on Form 10-Q include forward-looking statements that involve risks or uncertainties. These statements are neither promises nor guarantees, but are based on various assumptions by management regarding future circumstances, over many of which we have little or no control. A number of important risks and uncertainties, including those identified under the caption “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the period ended December 31, 2020 and under the section titled “Risk Factors” in our Form 8-K/A as filed with the SEC on March 29, 2021 and in subsequent filings, could cause our actual results to differ materially from those in the forward-looking statements. There are no material changes to the risk factors described in our Annual Report on Form 10-K for the period ended December 31, 2020 and our Form 8-K/A as filed with the SEC on March 29, 2021. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Recent Sales of Unregistered Equity Securities and Use of Proceeds

None.

(b) Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Employment Agreement with Georges Gemayel

Effective as of November 15, 2021, the Company entered into an employment agreement (the “Employment Agreement”) with the Company’s current Executive Chair of the Company’s board of directors (the “Board”), Georges Gemayel, Ph.D. Biographical information regarding Dr. Gemayel is contained in and incorporated herein by reference from the Company’s definitive proxy statement filed with the Securities and Exchange Commission on August 17, 2021.

Pursuant to the Employment Agreement, Dr. Gemayel shall serve as an employee of the Company. The employment of Dr. Gemayel is “at will” and the Company may terminate the Employment Agreement for any reason or no reason and Dr. Gemayel may voluntarily resign for any reason or no reason.

Pursuant to the Employment Agreement, Dr. Gemayel is entitled to receive: (i) a base salary of $300,000 (it being agreed that such fee shall be inclusive of any fees associated with Dr. Gemayel’s services as both a director of the Company and in the capacity of Executive Chair) and (ii) a one-time sign-on bonus equal to $63,300. Under the terms of the Employment Agreement, Dr. Gemayel is eligible to participate in any annual bonus programs as may be established from time to time by the Board. In addition, subject to Board approval, Dr. Gemayel is eligible to receive (a) a stock option to purchase 23,514 shares of Common Stock at an exercise price per share equal to the closing price of the Common Stock on the Nasdaq Global Market on the date of grant following the effective date of the Employment Agreement, which will vest on August 5, 2022; (b) a stock option to purchase 17,245 shares of Common Stock at an exercise price per share equal to the closing price of the Common Stock on the Nasdaq Global Market on the date of grant following the effective date of the Employment Agreement, which will vest on the earlier of the one-year anniversary of the grant date and the Company’s next annual meeting of stockholders, (c) a stock option to purchase 793,274 shares of Common Stock, which shall be granted on January 3, 2022, at an exercise price per share equal to the closing price of the Common Stock on the Nasdaq Global Market on the date of grant, which will vest 50% on August 5, 2022 and the remaining 50% on August 5, 2023, and (d) an annual equity award for an option to purchase such number of shares of Common Stock equal to 0.16% of the then issued and outstanding shares of the Company, which shall vest on the earlier of the one-year anniversary of the grant date and the Company’s next annual meeting of stockholders, with respect to each such equity grant, subject to Dr. Gemayel’s continued service relationship with the Company on each such vesting date. The foregoing description of the Employment Agreement is a summary and is qualified in its entirety by reference to the Employment Agreement, which is attached hereto as Exhibit 10.2 and is incorporated by reference herein.

Item 6. Exhibits.

(a) Exhibits Registration No. 333-249785

Exhibit Number	Description

3.1

Amended and Restated Articles of Incorporation of Gemini Therapeutics, Inc. (incorporated by reference to Annex B to the Registrant’s Proxy Statement/Prospectus on Form S-4 (Registration No. 333-249785)).

3.2	Amended and Restated By-laws of Gemini Therapeutics, Inc. (incorporated by reference to Annex C to the Registrant’s Proxy Statement/Prospectus on Form S-4 (Registration No. 333-249785)).
4.1	Form of Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Form S-4/A (Registration No. 333-249785) filed on January 19, 2021).
10.1*	Retention Agreement, dated as of October 4, 2021, by and between Gemini Therapeutics, Inc. and Dr. Samuel Barone.
10.2*	Executive Chairman Agreement, dated as of November 15, 2021, by and between Gemini Therapeutics, Inc. and Dr. Georges Gemayel.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE* 104*	Inline XBRL Taxonomy Extension Presentation Linkbase Document Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

+ These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEMINI THERAPEUTICS, INC.

Date: November 15, 2021	By:	/s/ Jason Meyenburg
Jason Meyenburg
Chief Executive Officer (Principal executive officer) Gemini Therapeutics, Inc.

Date: November 15, 2021	By:	/s/ Brian Piekos
Brian Piekos Chief Financial Officer
(Principal financial officer) Gemini Therapeutics, Inc.