Form 10-Q
period 2022-03-31
Gemini Therapeutics, Inc. /DE
filed 2022-05-06
CIK 1816736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________

Commission File Number: 001-39438

GEMINI THERAPEUTICS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	85-1612845
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
297 Boston Post Road #248, Wayland, MA1	01778
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 401-4400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	GMTX	The Nasdaq Global Market

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

As of April 29, 2022, the registrant had 43,227,159 shares of common stock, $0.0001 par value per share, outstanding.

1The Company does not currently maintain a physical headquarters but maintains a mailing address at 297 Boston Post Road #248, Wayland, MA 01778.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements relate to expectations for future financial performance, business strategies or expectations for our business. These forward-looking statements are based on information available as of the date of this report and our management’s current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. Specifically, forward-looking statements may include, but are not limited to, statements relating to or about:

•
our plans and expectations regarding our strategic alternative review process and the timing and success of such process regarding a potential transaction;
•
costs associated with our restructuring, and the savings benefits we except to receive from the restructuring;
•
success in retaining, or changes required in, our current officers, key employees or directors;
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
•
our anticipated business related expenditures; and
•
the outcome of any known and unknown litigation.

i

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
•
the risk that the loss of key employees disrupts our operations and our ability to achieve our plans and strategy;
•
changes in applicable laws or regulations;
•
the possibility that we may be adversely affected by other economic, geopolitical, business, and/or competitive factors; and
•
other risks and uncertainties described under the section of our 2021 Annual Report on Form 10-K entitled “Risk Factors” and our other filings with the U.S. Securities and Exchange Commission (“SEC”).

ii

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Gemini Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share amounts)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$119,064	$136,627
Restricted cash, current	323	223
Prepaid expenses and other current assets	4,681	3,250
Total current assets	124,068	140,100

Restricted cash, non-current	-	100
Other assets	217	237
Total assets	$124,285	$140,437

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$5,110	$2,950
Accrued expenses and other current liabilities	3,405	6,884
Term loan, current portion	4,159	5,000
Total current liabilities	12,674	14,834

Other liabilities	-	358
Term loan, net of current portion and discount	-	404
Total liabilities	12,674	15,596

Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of March 31, 2022 and December 31, 2021	-	-
Common stock, $0.0001 par value; 250,000,000 shares authorized; 43,227,159 and 43,208,159 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	4	4
Additional paid-in capital	311,528	309,527
Accumulated deficit	(199,921)	(184,690)
Total stockholders' equity	111,611	124,841

Total liabilities and stockholders' equity	$124,285	$140,437

The accompanying notes are an integral part of the condensed consolidated financial statements.

Gemini Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2022	2021
Operating expenses:
Research and development	$9,804	$11,786
General and administrative	5,373	4,704
Total operating expenses	15,177	16,490
Loss from operations	(15,177)	(16,490)
Other income (expense):
Interest expense	(66)	(1,848)
Interest income	9	1
Loss on conversion of convertible notes	-	(711)
Other income	3	-
Net loss and comprehensive loss	$(15,231)	$(19,048)
Net loss per share, basic and diluted	$(0.35)	$(0.59)
Weighted average common shares outstanding, basic and diluted	43,212,803	32,027,161

The accompanying notes are an integral part of the condensed consolidated financial statements.

Gemini Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share amounts)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Old Gemini Common Stock		Common Stock		Additional paid-in	Accumulated	Total stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance at December 31, 2020 (as previously reported)	39,722,088	$47,113	24,790,938	$33,336	6,900,493	$7	-	$-	$10,504	$(112,821)	$(102,310)
Retroactive application of the recapitalization due to the Business Combination (Note 2)	(39,722,088)	(47,113)	(24,790,938)	(33,336)	(6,900,493)	(7)	15,565,380	2	80,454	-	80,449
Balance at December 31, 2020, effect of Business Combination (Note 2)	-	-	-	-	-	-	15,565,380	2	90,958	(112,821)	(21,861)
Issuance of common stock upon Business Combination, net of issuance costs (Note 2)	-	-	-	-	-	-	25,041,150	2	195,880	-	195,882
Conversion of promissory notes (Note 2)	-	-	-	-	-	-	2,341,316	-	14,515	-	14,515
Issuance of common stock upon exercise of warrants (Note 2)	-	-	-	-	-	-	15,257	-	76	-	76
Vesting of restricted common stock	-	-	-	-	-	-	35,561	-	-	-	-
Issuance of common stock upon exercise of stock options	-	-	-	-	-	-	3,480	-	4	-	4
Stock-based compensation expense	-	-	-	-	-	-	-	-	1,593	-	1,593
Net loss	-	-	-	-	-	-	-	-	-	(19,048)	(19,048)
Balance at March 31, 2021	-	$-	-	$-	-	$-	43,002,144	$4	$303,026	$(131,869)	$171,161

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Old Gemini Common Stock		Common Stock		Additional paid-in	Accumulated	Total stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance at December 31, 2021	-	$-	-	$-	-	$-	43,208,159	$4	$309,527	$(184,690)	$124,841
Issuance of common stock upon exercise of stock options	-	-	-	-	-	-	19,000	-	25	-	25
Stock-based compensation expense	-	-	-	-	-	-	-	-	1,976	-	1,976
Net loss	-	-	-	-	-	-	-	-	-	(15,231)	(15,231)
Balance at March 31, 2022	-	$-	-	$-	-	$-	43,227,159	$4	$311,528	$(199,921)	$111,611

The accompanying notes are an integral part of the condensed consolidated financial statements.

Gemini Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(15,231)	$(19,048)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	-	65
Stock-based compensation expense	1,976	1,593
Non-cash interest expense	36	188
Loss on conversion of convertible notes	-	711
Accretion of discount on convertible notes	-	1,600
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,430)	(3,057)
Deferred offering costs	-	1,341
Other assets	20	(225)
Accounts payable	2,159	2,173
Accrued expenses and other current liabilities	(3,868)	(348)
Net cash used in operating activities	(16,338)	(15,007)
Cash flows from financing activities:
Proceeds from Business Combination, net	-	196,319
Proceeds from exercise of stock options	25	4
Principal payments on term loan	(1,250)	(833)
Net cash provided by (used in) financing activities	(1,225)	195,490
Increase (decrease) in cash, cash equivalents and restricted cash	(17,563)	180,483
Cash, cash equivalents and restricted cash at beginning of period	136,950	4,826
Cash, cash equivalents and restricted cash at end of period	$119,387	$185,309

Supplemental disclosure
Cash paid for interest	$47	$60

Noncash financing activities
Conversion of convertible notes to Series B preferred stock	$-	$14,515
Exercise of warrants	$-	$76
Unpaid issuance costs in accounts payable and accrued expenses and other current liabilities	$-	$437

The accompanying notes are an integral part of the condensed consolidated financial statements.

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

In February 2022, the Company announced a corporate restructuring and that it initiated a process to evaluate strategic alternatives. The Company expects to devote substantial time and resources to exploring strategic alternatives that its board of directors believes will maximize shareholder value. Despite devoting significant efforts to identify and evaluate potential strategic alternatives, there can be no assurance that this strategic review process will result in the Company pursuing any transaction or that any transaction, if pursued, will be completed on attractive terms or at all. The Company has not set a timetable for completion of this strategic review process, and its board of directors has not approved a definitive course of action. Additionally, there can be no assurances that any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated or lead to increased stockholder value or that the Company will make any additional cash distributions to its stockholders.

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

For additional information on the Business Combination, please refer to Note 2, Business Combination, to these condensed consolidated financial statements.

The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, uncertainty of product development and commercialization, lack of marketing and sales history, development by its competitors of new technological innovations, dependence on key personnel, market acceptance of products, product liability, protection of proprietary technology, ability to raise additional financing, compliance with government regulations and the impact of the ongoing and evolving novel coronavirus disease (“COVID-19”) pandemic. If the Company does not successfully commercialize any of its product candidates, it will be unable to generate recurring product revenue or achieve profitability.

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

Prior to the Business Combination, the Company primarily financed its operations through the sale of convertible preferred stock, borrowings under convertible promissory notes and borrowings under loan agreements. The Company believes that its $119.1 million of cash and cash equivalents as of March 31, 2022 will enable it to fund its planned operations for at least twelve months from the issuance date of these condensed consolidated financial statements, though the Company may raise additional capital through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. Management’s expectations with respect to its ability to fund current planned operations is based on estimates that are subject to risks and uncertainties. Its operating plan may change as a result of many factors currently unknown to management, and there can be no assurance that the current operating plan will be achieved in the time frame anticipated by the Company, and it may need to seek additional funds sooner than anticipated. Furthermore, the operating plan could materially change depending on the outcome of our ongoing strategic alternative review process, including to the extent we identify and enter into any potential strategic transaction. If adequate funds are not available to the Company on a timely basis, on acceptable terms or at all, management may be required to delay, limit, reduce or terminate certain of its research, product development or future commercialization efforts, obtain funds through arrangements with collaborators on terms unfavorable to the Company, or pursue merger or acquisition strategies, all of which could adversely affect the holdings or the rights of its stockholders.

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

The Company has not incurred impairment losses in the carrying values of its assets as a result of the ongoing COVID-19 pandemic, and it is not aware of any specific related event or circumstance that would require it to revise its estimates reflected in these condensed consolidated financial statements. Although the COVID-19 pandemic did not have a significant impact on the Company’s condensed consolidated financial results in the first quarter of 2022, the full extent to which the ongoing COVID-19 pandemic may impact the Company’s business, results of operations, financial condition and cash flows will depend on future developments that are highly uncertain, and the estimates of the impact on the Company’s business may change based on new information that may emerge concerning COVID-19, including the duration of the pandemic, any potential subsequent waves or strains of COVID-19 infection, the effectiveness, distribution and acceptance of COVID-19 vaccines and the actions to contain it or treat its impact and the economic impact on local, regional, national and international markets.

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

In connection with the Business Combination, the Company incurred equity issuance costs and other costs considered direct and incremental to the transaction totaling $21.0 million, consisting of legal, accounting, financial advisory and other professional fees. These amounts are reflected within additional paid-in capital in the condensed consolidated balance sheet as of March 31, 2022.

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

In the opinion of management, all adjustments necessary for a fair statement of the financial information, which are of a normal and recurring nature, have been made for the interim periods reported. Results of operations for the three months ended March 31, 2022 and

2021 are not necessarily indicative of the results for the entire fiscal year or any other period. The condensed consolidated financial information for the three months ended March 31, 2022 and 2021 have been prepared on the same basis as and should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K as filed with the SEC on March 10, 2022.

As a result of the Business Combination, the shares and corresponding capital amounts and loss per share related to Old Gemini’s outstanding convertible preferred stock and common stock prior to the Business Combination have been retroactively restated to reflect the Conversion Ratio established in the Merger Agreement. For additional information regarding the Business Combination, please refer to Note 2, Business Combination, to these condensed consolidated financial statements.

The significant accounting policies used in preparation of these unaudited condensed consolidated financial statements for the three months ended March 31, 2022 are consistent with those discussed in Note 3 to the consolidated financial statements in the Company’s 2021 Annual Report on Form 10-K and are updated below as necessary.

Recently adopted accounting pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), Amendments to the FASB Accounting Standards Codification (“ASU 2016-02”), which replaces the existing guidance for leases. ASU 2016-02 requires the identification of arrangements that should be accounted for as leases by lessees. In general, for lease arrangements exceeding a twelve-month term, these arrangements must now be recognized as assets and liabilities on the balance sheet of the lessee. Under ASU 2016-02, a right-of-use asset and a lease liability will be recorded for all leases, whether operating or financing, while the income statement will reflect lease expense for operating leases and amortization/interest expense for financing leases. The balance sheet amount recorded for existing leases at the date of adoption of ASU 2016-02 must be calculated using the applicable incremental borrowing rate at the date of adoption. The Company adopted ASU 2016-02 on January 1, 2022 using the modified retrospective approach. The Company elected the package of practical expedients which allows entities to not reassess (i) whether an arrangement is or contains a lease, (ii) the classification of its leases, and (iii) the accounting for initial direct costs. Further, the Company elected, by class of underlying asset, the short-term lease exception for leases with terms of twelve months or less. In doing so, the Company did not recognize a lease liability or right-of-use asset on its consolidated balance sheets for such short-term leases. Finally, the Company elected, by class of underlying asset, the practical expedient to not separate lease and non-lease components. The Company terminated its lease agreement on December 31, 2021 for its office and laboratory space. The Company does not have any other leases within the scope of ASU 2016-02. Therefore, the adoption of ASU 2016-02 did not have an impact on the Company's condensed consolidated financial statements and related disclosures.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify the accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The Company adopted ASU 2019-12 on January 1, 2022. The adoption did not have a material effect on the Company’s condensed consolidated financial statements.

In November 2021, the FASB issued ASU No. 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. This standard increases the transparency of transactions with the government that are accounted for by applying a grant or contribution accounting model, and aims to reduce diversity that currently exists in the recognition, measurement, presentation, and disclosure of government assistance received by business entities due to the lack of specific authoritative guidance in GAAP. This standard requires an entity to provide information regarding the nature of the transaction with a government and the related accounting policy used to account for this transaction, the line item on the condensed consolidated balance sheet and condensed consolidated statement of operations and comprehensive loss that are affected by the transaction and the amounts applicable to each financial statement line item, and the significant terms and conditions of the transaction, including commitments and contingencies. The Company adopted ASU 2021-10 on January 1, 2022 using the prospective approach. The adoption did not have a material effect on the Company’s condensed consolidated financial statements.

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

Restricted cash

Restricted cash amounted to $0.3 million as of March 31, 2022 and December 31, 2021, which consists of $0.1 million to collateralize the Company’s credit card and $0.2 million to collateralize its irrevocable standby letter of credit for its facility lease arrangement. The letter of credit is in the name of the landlord and was required to fulfill lease requirements in the event the Company should default on its lease obligation. The facility lease arrangement was terminated on December 31, 2021.

A reconciliation of the cash and cash equivalents and restricted cash as presented in the Company’s condensed consolidated balance sheets to the Company’s condensed consolidated statements of cash flows is as follows (in thousands):

	March 31, 2022	December 31, 2021
Cash and cash equivalents	$119,064	$136,627
Restricted cash	323	323
Total cash, cash equivalents and restricted cash	$119,387	$136,950

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

4. Fair value measurements

The following tables present information about the Company’s financial assets and liabilities measured at fair value (in thousands) on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values:

March 31, 2022	Level 1	Level 2	Level 3	Total
Assets
Money market funds in cash and cash equivalents	$118,064	$-	$-	$118,064

December 31, 2021	Level 1	Level 2	Level 3	Total
Assets
Money market funds in cash and cash equivalents	$135,631	$-	$-	$135,631

The values of cash equivalents are classified as Level 1 measurements under the fair value hierarchy as these assets have been valued using quoted market prices in active markets and do not have any restrictions on redemption. As of March 31, 2022 and December 31, 2021, cash equivalents were comprised of funds in money market accounts. There were no transfers or reclassifications between Level 1, Level 2 and Level 3 during the three months ended March 31, 2022.

5. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Accrued payroll and benefits	$1,756	$2,603
Accrued external research and development	695	4,031
Accrued professional fees	565	233
End of term charge for Term Loan	376	-
Accrued interest	13	17
	$3,405	$6,884

6. Corporate restructuring

In October 2021, the Company announced a restructuring plan that resulted in a reduction of the Company’s workforce by 11 positions, or approximately 26% of the Company’s then workforce. A majority of these employees’ separation from the Company occurred in mid-October 2021, and the remaining affected employees transitioned by the end of 2021. As a result, the Company incurred costs of $1.4 million during the year ended December 31, 2021 related to severance benefits for the affected employees.

In February 2022, the Company announced an additional restructuring plan to reduce the Company's operations to preserve financial resources, resulting in a reduction of the Company’s workforce by up to 24 positions, or approximately 80% of the Company’s then workforce, by the end of the second quarter of 2022. As a result, the Company incurred costs of $1.7 million during the three months ended March 31, 2022 related to severance benefits for the affected employees.

The severance benefits for both restructuring plans include severance payments, limited reimbursement of medical insurance premiums, outplacement services and other restructuring costs and expenses. Each affected employee’s eligibility for the severance benefits is contingent upon such employee’s execution (without revocation, as applicable) of a separation agreement, which includes a general release of claims against the Company. The October 2021 restructuring plan was completed by the end of 2021. The February 2022 restructuring plan is ongoing and expected to be completed by the end of the second quarter of 2022.

Of the $1.7 million in costs recognized related to the February 2022 restructuring plan, $1.0 million and $0.7 million have been charged to research and development and general and administrative expenses, respectively, in the accompanying condensed consolidated statement of operations and comprehensive loss for the three months ended March 31, 2022. During the three months ended March 31, 2022, the Company paid $1.1 million in severance benefits to separating employees related to the restructuring plans, with $0.9 million related to the October 2021 restructuring plan and $0.2 million related to the February 2022 restructuring. As of March 31, 2022 and December 31, 2021, unpaid severance costs of $1.5 million and $0.9 million, respectively, are included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheet for each period.

7. Term loan

In February 2019, the Company entered into a term loan facility of up to $10.0 million (the “Term Loan”) with Silicon Valley Bank (“SVB”). The proceeds were used for general corporate and working capital purposes. Concurrent with the Term Loan, the Company issued SVB warrants to purchase 15,257 shares of the Company’s Series A preferred stock at an exercise price of $5.46. As of March 31, 2022 and December 31, 2021, the Company had $4.2 million and $5.4 million, respectively, in principal outstanding under the Term Loan.

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

The Term Loan initially matured in July 2022 and accrues interest at a floating rate per annum equal to the greater of 3.75% or the prime rate minus 1.5% (2.0% as of March 31, 2022). The Term Loan initially provided for monthly interest-only payments until July 2020. Thereafter, payments are payable in equal monthly installments of principal, plus all accrued and unpaid interest. The Company may prepay the Term Loan in whole upon 5 days’ prior written notice to SVB. Any such prepayment of the Term Loan is subject to a prepayment charge of 0.5% of the then outstanding principal balance. Amounts outstanding during an event of default are payable upon SVB’s demand and will accrue interest at an additional rate of 5.0% per annum of the past due amount outstanding.

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

At the end of the loan term (whether at maturity, by prepayment in full or otherwise), the Company is required to pay a final end of term charge to SVB in the amount of 4.0% of the aggregate original principal amount advanced by SVB. The amount of the end of term charge is being accrued over the loan term as interest expense. As of March 31, 2022 and December 31, 2021, the Company had a liability related to the end of term charge of $0.4 million, which has been classified within accrued expenses and other current liabilities as of March 31, 2022 and other long-term liabilities as of December 31, 2021.

The SVB Loan Agreement includes a provision under which SVB may accelerate the scheduled maturities of the Term Loan under conditions that are not objectively determinable. The Company evaluated the likelihood of such acceleration and determined that it is not probable and classified the Term Loan on the balance sheet in accordance with the repayment schedule as of March 31, 2022.

As of March 31, 2022, scheduled principal payments for the Term Loan are as follows (in thousands):

Year Ending December 31,
2022 (remaining nine months)	$3,750
2023	417
Total principal	4,167
Unamortized discounts	(8)
Carrying amount	4,159
Less current portion	(4,159)
Long-term portion	$-

Interest expense was $0.1 million for each of the three months ended March 31, 2022 and 2021.

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

Interest expense was $0 and $1.7 million for the three months ended March 31, 2022 and 2021, respectively.

9. Stockholders’ Equity

The condensed consolidated statement of stockholders’ equity has been retroactively adjusted for all periods presented to reflect the Business Combination and reverse recapitalization as defined in Note 2, Business Combination.

Preferred Stock

Upon closing of the Business Combination and pursuant to the terms of the Company's Amended and Restated Certificate of Incorporation entered into on February 5, 2021 (the “Certificate of Incorporation”), the Company authorized 10,000,000 shares of preferred stock with a par value $0.0001 per share. The Company’s board of directors has the authority, without further action by the stockholders, to issue such shares of preferred stock in one or more series, to establish from time to time the number of shares to be included in each such series, and to fix the designations, powers, voting, and other rights, preferences and privileges of the shares. There were no issued and outstanding shares of preferred stock as of March 31, 2022.

In connection with the closing of the Business Combination, all previously issued and outstanding Series A convertible preferred stock and Series B convertible preferred stock were exchanged for common stock of the Company pursuant to the Conversion Ratio established in the Merger Agreement. All fractional shares were rounded down.

Common Stock

Pursuant to the terms of the Company's Certificate of Incorporation, the Company authorized 250,000,000 shares of common stock with a par value of $0.0001 per share.

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

Conversion of Awards

Each Old Gemini option from the 2017 Plan and each option from Old Gemini’s 2015 Stock Option and Grant Plan (the “2015 Plan”) that was outstanding immediately prior to the Business Combination, whether vested or unvested, was converted into an option to purchase a number of shares of common stock (each such option, an “Exchanged Option”) equal to the product (rounded down to the nearest whole number) of (i) the number of shares of Old Gemini common stock subject to such Old Gemini option immediately prior to the Business Combination and (ii) the Conversion Ratio, at an exercise price per share (rounded up to the nearest whole cent) equal to (A) the exercise price per share of such Old Gemini option immediately prior to the consummation of the Business Combination, divided by (B) the Conversion Ratio. Each Exchanged Option will continue to be governed by the same terms and conditions (including vesting and exercisability terms) as were applicable to the corresponding former Old Gemini option immediately prior to the consummation of the Business Combination. All stock option activity was retroactively restated to reflect the Exchanged Options.

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

2021 Gemini Equity Incentive Plan

In February 2021, FSDC’s stockholders approved the 2021 Stock Option and Incentive Plan (the “2021 Plan”), pursuant to which 4,264,341 shares of common stock were reserved for issuance. The 2021 Plan provides for the Company to grant incentive stock options or nonqualified stock options for the purchase of common stock, stock appreciation rights, restricted stock awards, restricted stock units, unrestricted stock awards, cash-based awards and dividend equivalent rights to employees, officers, directors and consultants of Gemini. Incentive stock options may only be granted to employees. The 2021 Plan is administered by the plan administrator, which is the Compensation Committee of Gemini’s board of directors, provided therein, which has discretionary authority, subject only to the express provisions of the 2021 Plan, to interpret the 2021 Plan; determine eligibility for and grant awards; determine form of settlement of awards (whether in cash, shares of stock, other property or a combination of the foregoing), determine, modify or waive the terms and conditions of any award; prescribe forms, rules and procedures; and otherwise do all things necessary to carry out the purposes of the 2021 Plan. The number of shares of common stock reserved for issuance under the 2021 Plan automatically increases on January 1 of each calendar year, starting on January 1, 2022 and continuing through January 1, 2031, in an amount equal to 4% of the total number of shares of the Company’s capital stock outstanding on the last day of the calendar month before the date of each automatic increase, or a lesser number of shares determined by the Company’s board of directors. Subject to this provision, the Company added 1,728,326 shares available for grant to the 2021 Plan effective January 1, 2022. As of March 31, 2022, 1,347,961 shares remained available for future issuance under the 2021 Plan.

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

2021 Inducement Plan

In February 2021, the Company’s board of directors approved the 2021 Inducement Plan. The 2021 Inducement Plan is a non-stockholder approved stock plan under which the Company grants equity awards to induce highly-qualified prospective officers and employees who are not currently employed by the Company to accept employment and provide them with a proprietary interest in the Company. The Company intends that the 2021 Inducement Plan be reserved for persons to whom the Company may issue securities without stockholder approval as an inducement pursuant to Rule 5635(c)(4) of the Marketplace Rules of the NASDAQ Stock Market, Inc. The 2021 Inducement Plan is administered by the board of directors or the Compensation Committee of the board, which determines the types of awards to be granted, including the number of shares subject to the awards, the exercise price and the vesting schedule. Awards granted under the 2021 Inducement Plan expire no later than ten years from the date of grant. As of March 31, 2022, 868,949 shares were available for issuance under the 2021 Inducement Plan.

2021 Employee Stock Purchase Plan

In July 2021, the Company’s board of directors approved the 2021 Employee Stock Purchase Plan (“2021 ESPP”). The first offering period under the 2021 ESPP began on December 1, 2021. The Company has not yet issued any shares under the 2021 ESPP. The Company recorded $16 thousand of stock-based compensation expense related to the 2021 ESPP during the three months ended March 31, 2022. As of March 31, 2022, 430,551 shares remained available for future issuance under the 2021 ESPP. The number of shares of common stock reserved for issuance under the 2021 ESPP automatically increases on January 1 of each calendar year, starting on January 1, 2023 and continuing through January 1, 2031, in an amount equal to the least of (a) 1% of the total number of shares of the Company’s capital stock outstanding on the last day of the calendar month before the date of each automatic increase, (b) 430,551 shares of common stock, or (c) such number of shares determined by the Company’s board of directors.

Stock-based compensation expense

The Company recorded stock-based compensation expense in the following expense categories of its condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development	$409	$656
General and administrative	1,567	937
Total stock-based compensation expense	$1,976	$1,593

11. Net loss per share

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2022	2021
Net loss attributable to common stockholders	$(15,231)	$(19,048)
Weighted average common shares outstanding, basic and diluted	43,212,803	32,027,161
Net loss per share attributable to common stockholders, basic and diluted	$(0.35)	$(0.59)

The Company’s unvested restricted common shares have been excluded from the computation of basic net loss per share attributable to common stockholders.

The Company’s potentially dilutive securities, which include unvested restricted stock and common stock options outstanding, have been excluded from the computation of diluted net loss per share attributable to common stockholders as the effect would be to reduce the net loss per share attributable to common stockholders. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common shares from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of March 31,
	2022	2021
Unvested restricted stock	1,347,449	-
Common stock options outstanding	5,404,684	5,602,935
	6,752,133	5,602,935

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

License agreements

In April 2017, the Company entered into a Research Collaboration and License Agreement with Sanquin Blood Supply Foundation (“Sanquin”) (the “2017 License Agreement”) to develop antibodies that bind and enhance the activity of CFH. As consideration for the license, the Company paid a one-time, non-refundable upfront payment of $0.1 million. The 2017 License Agreement includes additional consideration upon the achievement of certain development and commercial milestones (i.e., once net sales targets exceed certain thresholds) totaling up to an aggregate amount of $29.0 million. Finally, the Company is required to make royalty payments of between 1.25% and 2.50% of net product sales if commercialization is achieved. On March 7, 2022, the Company entered into an amendment to the 2017 License Agreement (the “2022 Amendment”) to clarify that certain patent rights directed to CFH potentiating antibodies are jointly owned by the Company and Sanquin. Under the 2022 Amendment, Sanquin granted the Company an exclusive (even as to Sanquin) royalty-bearing license, with the right to sublicense through multiple tiers, to the portion of these patent rights owned by Sanquin. The condensed consolidated financial statements as of March 31, 2022 do not include liabilities with respect to this agreement as the Company has not yet generated revenue and the achievement of certain milestones is not deemed probable.

In June 2018, the Company entered into a Cell Line License Agreement with Life Technologies Corporation (the “2018 License Agreement”) to obtain non-exclusive use of 293 H cells in support of GEM-103 manufacturing activities. As consideration for the license, the Company paid a one-time, non-refundable, non-creditable initial license fee of $0.1 million. In addition, an annual non-refundable, non-creditable development fee of $0.1 million is due on each anniversary date. The 2018 License Agreement includes additional consideration of $0.3 million contingent upon future commercialization of each licensed product. The condensed consolidated financial statements as of March 31, 2022 do not include a liability with respect to the additional consideration under this agreement as the Company has not yet generated revenue.

In March 2019, the Company entered into a second Cell Line License Agreement with Life Technologies Corporation (the “2019 License Agreement”) to obtain non-exclusive use of a CTS Viral Production cell line for producing genetically engineered adeno-associated virus particles to be used in human therapeutics. In October 2021, the Company terminated the 2019 License Agreement. As consideration for the license, the Company paid a one-time, non-refundable, non-creditable initial license fee of $0.1 million. In addition, an annual non-refundable, non-creditable development fee of $0.1 million was due on each anniversary date, beginning on the second anniversary date. The 2019 License Agreement included additional consideration of $0.4 million contingent upon future commercialization of each licensed product. The condensed consolidated financial statements as of March 31, 2022 do not include a liability with respect to the additional consideration under this agreement as the Company has not yet generated revenue.

In October 2018, the Company entered into a Master License Agreement with Avitide, Inc. (the “2018 Master License Agreement”) to license, on an exclusive basis, certain of Avitide’s affinity chromatography resins comprised of proprietary ligands for affinity purification of biopharmaceuticals. As consideration for the license, the Company paid an upfront license fee of $0.2 million. In addition, an annual license fee of $0.1 million is due on each anniversary date. The 2018 Master License Agreement includes additional consideration upon the achievement of certain development, commercial and sales milestones totaling up to $0.7 million, $2.2 million and $7.0 million, respectively. Finally, the Company is required to make royalty payments of 1.25% of net product sales if commercialization is achieved. The condensed consolidated financial statements as of March 31, 2022 do not include liabilities with respect to additional consideration under this agreement as the Company has not yet generated revenue and the achievement of certain milestones is not deemed probable.

In June 2019, the Company entered into a GPEx-Derived Cell Line Sale Agreement with Catalent Pharma Solutions, LLC (the “2019 Sale Agreement”) to purchase all right, title and interest in and to the GPEx Cell Line. As consideration for the GPEx Cell Line, the

Company is required to make one-time milestone payments totaling up to $1.3 million in aggregate, as well as a contingent annual fee upon commercialization (1% of net sales, or $0.1 million, whichever is greater) and other fees after certain milestones are reached. Certain milestone payments may be waived if Catalent manufactures >50% of the total product required for the relevant clinical trial. The condensed consolidated financial statements as of March 31, 2022 do not include liabilities with respect to this agreement as the Company has not yet generated revenue and the achievement of certain milestones is not deemed probable.

Contingencies

Indemnification agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any indemnification arrangements could have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of March 31, 2022.

Legal proceedings

From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business. As of March 31, 2022, the Company was not a party to any material legal matters or claims.

13. Related party transactions

The Company engaged a firm managed by an executive of the Company for professional services related to accounting, finance and other administrative functions. For the three months ended March 31, 2022 and 2021, the costs incurred under this arrangement totaled $0 and $0.1 million, respectively, of which $0.1 million was recorded in stockholders’ equity as a reduction to additional paid-in capital as a result of the Business Combination and $10 thousand was recorded as general and administrative expense in the accompanying condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2021. There were no amounts owed under this arrangement as of March 31, 2022 and December 31, 2021. The executive of the Company associated with this firm resigned from the Company in February 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Recent developments

2022 Restructuring and Process to Evaluate Strategic Alternatives

On February 28, 2022, we announced a restructuring plan to reduce our operations to preserve financial resources, resulting in a reduction of our workforce by up to 24 positions, or approximately 80% of our then workforce, by the end of the second quarter of 2022. As a result, we incurred costs of $1.7 million related to severance benefits for the affected employees and other restructuring costs and expenses. The restructuring plan is expected to be completed by the end of the second quarter of 2022. Additionally, we have initiated a process to evaluate strategic alternatives in order to maximize shareholder value. There can be no assurance that this strategic review process will result in us pursuing any transaction or that any transaction, if pursued, will be completed on attractive terms or at all.

In addition, effective as of February 28, 2022, Georges Gemayel, Ph.D., our current Executive Chair, was appointed as interim President and Chief Executive Officer to succeed Jason Meyenburg, who transitioned from his roles as President, CEO and Director and continues to serve as an advisor to the Company. Dr. Gemayel continues to serve as the Chair of our Board.

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

We have not incurred impairment losses in the carrying values of our assets as a result of the ongoing COVID-19 pandemic, and we are not aware of any specific related event or circumstance that would require us to revise our estimates reflected in our condensed consolidated financial statements. Although the COVID-19 pandemic did not have a significant impact on our financial results in the first quarter of 2022, the full extent to which the ongoing COVID-19 pandemic may impact our business, results of operations, financial condition and cash flows will depend on future developments that are highly uncertain, and the estimates of the impact on our business may change based on new information that may emerge concerning COVID-19, including the duration of the pandemic, any potential subsequent waves or strains of COVID-19 infection, the effectiveness, distribution and acceptance of COVID-19 vaccines and the actions to contain it or treat its impact and the economic impact on local, regional, national and international markets.

Business Combination

On February 5, 2021, FSDC consummated a previously announced business combination pursuant to the terms of the Agreement and Plan of Merger, dated as of October 15, 2020 (as amended, supplemented or otherwise modified from time to time, the “Merger Agreement”), by and among Old Gemini, Stockholders’ Representative, and Merger Sub (the “Business Combination”).

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

We accounted for the Business Combination as a reverse recapitalization, which is the equivalent of Old Gemini issuing stock for the net assets of FSDC, accompanied by a recapitalization, with FSDC treated as the acquired company for accounting purposes. The net assets of FSDC were stated at historical cost with no goodwill or other intangible assets recorded. Reported results from operations included herein prior to the Business Combination are those of Old Gemini. The shares and corresponding capital amounts and loss per share related to Old Gemini’s outstanding convertible preferred stock and common stock prior to the Business Combination have been retroactively restated to reflect the conversion ratio established in the Merger Agreement (1.00 Old Gemini share for 0.2180 shares of our company (the “Conversion Ratio”).

For additional information on the Business Combination, please read Note 2, Business Combination, to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Financial Operations Overview

Revenue

We have not generated any revenue since inception and do not expect to generate any revenue from the sale of products in the near future, if at all. If our development efforts were to continue and were successful and we were to commercialize any of our product candidates, or if we enter into collaboration or license agreements with third parties, we may generate revenue in the future from product sales, as well as upfront, milestone and royalty payments from such collaboration or license agreements, or a combination thereof.

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
•
expenses incurred under agreements with CMOs that are primarily engaged to provide preclinical and clinical drug substance and product for our research and development programs;
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
•
employee-related expenses, including salaries and benefits, travel and stock-based compensation expense for employees engaged in research and development functions; and
•
costs related to comply with regulatory requirements.

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

Research and development activities have historically been central to our business model. We anticipate that our research and development expenses will decrease in 2022 compared to 2021 due to our planned reduced clinical efforts in 2022 and recent restructurings announced in connection with our exploration of strategic alternatives. If we were to continue to pursue development efforts and we believe a regulatory approval of a product candidate appears likely, we would anticipate an increase in payroll and other expenses as a result of our preparation of regulatory filings and precommercial activities.

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

General and administrative expenses

General and administrative expenses consist primarily of employee-related expenses, including salaries and related benefits, travel and stock-based compensation for personnel in executive, business development, finance, human resources, legal, information technology and administrative functions. General and administrative expenses also include insurance costs and professional fees for legal, patent, consulting, investor and public relations, accounting and audit services. We expense general and administrative costs as incurred.

We anticipate that our general and administrative expenses will decrease in 2022 as compared to 2021 due to recent restructurings implemented by the Company. If we were to continue product development efforts and at any point in the future we believe a regulatory approval of a product candidate appears likely, we would anticipate an increase in payroll and other expenses as a result of our preparation for commercial operations, especially as it relates to the sales and marketing of that product candidate. Additionally, depending on the outcome of our ongoing strategic alternative review process, including to the extent we identify and enter into any potential strategic transaction, there may be an increase in general and administrative expenses.

Other income (expense)

Interest expense

Interest expense consists of interest accrued on the Term Loan we entered into in February 2019 and, for the three months ended March 31, 2021, interest expense for the Notes, including the accretion of the beneficial conversion feature discount recognized on the issuance date of the Notes.

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

Results of operations

Comparison of the three months ended March 31, 2022 and 2021

The following table summarizes our results of operations for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021	Change
Operating expenses:
Research and development	$9,804	$11,786	$(1,982)
General and administrative	5,373	4,704	669
Total operating expenses	15,177	16,490	(1,313)
Loss from operations	(15,177)	(16,490)	1,313
Other income (expense):
Interest expense	(66)	(1,848)	1,782
Interest income	9	1	8
Loss on conversion of convertible notes	-	(711)	711
Other income	3	-	3
Net loss and comprehensive loss	$(15,231)	$(19,048)	$3,817

Research and development expenses

Research and development expenses were $9.8 million for the three months ended March 31, 2022, compared to $11.8 million for the three months ended March 31, 2021. The decrease of $2.0 million was primarily due to a decrease in external research costs related to the elimination of our lab space and a decrease in development costs related to lower clinical trial activities of GEM103. In addition, research and development personnel costs were lower period over period, including stock-based compensation, due to a decrease in headcount in our research and development function in connection with the recent restructurings.

General and administrative expenses

General and administrative expenses were $5.4 million for the three months ended March 31, 2022, compared to $4.7 million for the three months ended March 31, 2021. The increase of $0.7 million was primarily due to higher personnel-related costs, including both severance benefits for the affected employees of the February 2022 restructuring plan and stock-based compensation.

Interest expense

Interest expense was $0.1 million for the three months ended March 31, 2022, compared to $1.8 million for the three months ended March 31, 2021. The decrease of $1.7 million is primarily due to accretion during the three months ended March 31, 2021 of the beneficial conversion feature discount recognized at the issuance date of the Notes in 2020.

Loss on conversion of convertible notes

The loss on conversion of convertible notes was $0 for the three months ended March 31, 2022, compared to $0.7 million for the three months ended March 31, 2021. The decrease reflects the difference between the reacquisition price of the Notes and the net carrying amount of the Notes at the time that the Notes converted into shares of Series B preferred stock immediately prior to the closing of the Business Combination.

Liquidity and capital resources

Sources of liquidity and capital

Since inception, we have not generated any revenue from any product sales or any other sources and have incurred significant operating losses and negative cash flows from our operations. We have not yet commercialized any of our product candidates and do not expect to generate revenue from sales of any product candidates for several years, if at all. Our net loss was $15.2 million for the three months ended March 31, 2022. As of March 31, 2022, we had an accumulated deficit of $199.9 million.

Prior to the Business Combination, we funded our operations primarily with proceeds from the sale of preferred stock, borrowings under convertible promissory notes and borrowings under loan agreements. In January 2020, we received gross proceeds of $20.1 million from the sale of our preferred stock. In August 2020, we received gross proceeds of $14.0 million from borrowings under convertible promissory notes. In February 2021, in connection with the Business Combination, we received net proceeds of $195.9 million.

As of March 31, 2022, we had cash and cash equivalents of $119.1 million. Continued cash generation is highly dependent on our ability to finance our operations through a combination of equity offerings, debt financings, collaboration arrangements and strategic transactions. However, our resource requirements could materially change depending on the outcome of our ongoing strategic alternative review process, including to the extent we identify and enter into any potential strategic transaction.

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

Cash flows

The following table summarizes our cash flows for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash used in operating activities	$(16,338)	$(15,007)
Net cash provided by (used in) financing activities	(1,225)	195,490
Net increase (decrease) in cash, cash equivalents and restricted cash	$(17,563)	$180,483

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

During the three months ended March 31, 2022, we used cash in operating activities of $16.3 million, reflecting a net loss of $15.2 million and a net change of $3.1 million in our operating assets and liabilities, partially offset by non-cash charges of $2.0 million. The non-cash charges consist primarily of $2.0 million of stock-based compensation expense. The net change in our operating assets and liabilities was primarily due to an increase in prepaid expenses and other current currents and a decrease in accrued expenses and other current liabilities, partially offset by an increase in accounts payable.

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

Financing activities

During the three months ended March 31, 2022, net cash used in financing activities was $1.2 million, consisting primarily of principal payments made on our term loan.

During the three months ended March 31, 2021, net cash provided by financing activities was $195.5 million, consisting primarily of $196.3 million of net proceeds received from the Business Combination, partially offset by principal payments made on our term loan.

Funding requirements

Our primary use of cash is to fund operating expenses, primarily related to our research and development activities. However, our resource requirements could materially change depending on the outcome of our ongoing strategic alternative review process, including to the extent we identify and enter into any potential strategic transaction. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable, accrued expenses and prepaid expenses.

We currently expect our expenses to decrease in 2022 compared to 2021 due to our planned reduced clinical efforts in 2022 and the implementations of the restructurings announced in October 2021 and February 2022. To the extent we continue to pursue the development of our product candidates, the timing and amount of our operating expenditures will depend largely on our ability to:

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

As of March 31, 2022, we had cash and cash equivalents of $119.1 million. We believe that our cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements through at least the next twelve months from the filing of this Quarterly Report on Form 10-Q. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. However, our resource requirements could materially change depending on the outcome of our ongoing strategic alternative review process, including to the extent we identify and enter into any potential strategic transaction.

Until such time as we can generate substantial product revenue, if ever, and subject to our pursuit of a potential strategic transaction and the consummation of such potential transaction, we expect to finance our operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, ownership interests will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or drug candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, limit, reduce or terminate our research, product development or future commercialization efforts, or grant rights to develop and market drug candidates that we would otherwise prefer to develop and market ourselves.

Working capital

Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical product candidates, we are unable to estimate the exact amount of our working capital requirements. Subject to our pursuit of a potential strategic transaction and the consummation of such potential transaction, our future funding requirements will depend on and could increase significantly as a result of many factors, including:

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

Contractual obligations and commitments

Term loan

In February 2019, we entered into a term loan facility of up to $10.0 million (the “Term Loan”) with SVB. The proceeds were used for general corporate and working capital purposes. Concurrent with the Term Loan, we issued SVB warrants to purchase 15,257 shares of Old Gemini’s Series A preferred stock at an exercise price of $5.46. At the closing of the Business Combination, these warrants were automatically exercised for 15,257 shares of our common stock. As of March 31, 2022 and December 31, 2021, we had $4.2 million and $5.4 million, respectively, in principal outstanding under the Term Loan.

The Term Loan is governed by a loan and security agreement, entered into in February 2019, between Gemini and SVB (the “SVB Loan Agreement”). The SVB Loan Agreement provided for two separate tranches under which we could borrow. In April 2019, we borrowed $7.5 million under the first tranche, and in December 2019, we borrowed $2.5 million under the second tranche.

The Term Loan matures in January 2023 and accrues interest at a floating rate per annum equal to the greater of 3.75% or the prime rate minus 1.5% (2.0% as of March 31, 2022). The Term Loan provides for monthly interest-only payments until February 2021. Thereafter, payments are payable in equal monthly installments of principal, plus all accrued and unpaid interest. We may prepay the Term Loan in whole upon 5 days’ prior written notice to SVB. Any such prepayment of the Term Loan is subject to a prepayment charge of 0.5% of the then outstanding principal balance. Amounts outstanding during an event of default are payable upon SVB’s demand and will accrue interest at an additional rate of 5.0% per annum of the past due amount outstanding.

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

Contract research and manufacturing organizations

We enter into contracts in the normal course of business with CMOs, CROs and other third parties for the manufacture of our product candidates and to support clinical trials and preclinical research studies and testing. These contracts are generally cancelable at any time by us following a certain period of notice. Payments due upon cancellation consist only of payments for services provided or expenses incurred, including noncancelable obligations of our service providers, up to the date of cancellation. We recorded accrued expenses of approximately $0.7 million in our condensed consolidated balance sheet for expenditures incurred by CROs and CMOs as of March 31, 2022.

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

During the three months ended March 31, 2022, there were no material changes to our critical accounting policies as reported in our 2021 Annual Report on Form 10-K.

Recently issued accounting pronouncements

Refer to Note 3, Summary of Significant Accounting Policies, to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for information regarding recently issued accounting pronouncements.

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

Item 4. Controls and Procedures.

Managements’ Evaluation of our Disclosure Controls and Procedures

As of March 31, 2022, our principal executive officer and principal financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rule 13a-15(e) or Rule 15d-15(e)), with the participation of our management, have each concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective and were designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. It should be noted that any system of controls is designed to provide reasonable, but not absolute, assurances that the system will achieve its stated goals under all reasonably foreseeable circumstances. Our principal executive officer and principal financial officer have each concluded that our disclosure controls and procedures as of March 31, 2022 are effective at a level that provides such reasonable assurances.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the three months ended March 31, 2022 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently subject to any material legal proceedings.

Item 1A. Risk Factors.

The matters discussed in this Quarterly Report on Form 10-Q include forward-looking statements that involve risks or uncertainties. These statements are neither promises nor guarantees, but are based on various assumptions by management regarding future circumstances, over many of which we have little or no control. A number of important risks and uncertainties, including those identified under the caption “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the period ended December 31, 2021 and in subsequent filings, could cause our actual results to differ materially from those in the forward-looking statements. There are no material changes to the risk factors described in our Annual Report on Form 10-K for the period ended December 31, 2021. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

3.2	Amended and Restated By-laws of Gemini Therapeutics, Inc. (incorporated by reference to Annex C to the Registrant’s Proxy Statement/Prospectus on Form S-4 (Registration No. 333-249785)).
4.1	Form of Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Form S-4/A (Registration No. 333-249785)).
4.2

Registration Rights Agreement, dated February 5, 2021, by and among Gemini Therapeutics, Inc. and the stockholder parties thereto (incorporated by reference to Exhibit 10.1 on Form 8-A12B/A filed on February 5, 2021).

4.3

Voting Agreement, dated February 5, 2021, by and among Gemini Therapeutics, Inc. and the other parties thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 11, 2021).

10.1*	Advisory Agreement, dated as of April 15, 2022, by and between Gemini Therapeutics, Inc. and Dr. Samuel Barone.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certifications pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

GEMINI THERAPEUTICS, INC.

Date: May 6, 2022	By:	/s/ Georges Gemayel
Dr. Georges Gemayel
Interim President and Chief Executive Officer (Principal Executive Officer)

Date: May 6, 2022	By:	/s/ Brian Piekos
Brian Piekos Chief Financial Officer and Chief Business Officer
(Principal Financial Officer)