Form 10-Q
period 2022-06-30
Gemini Therapeutics, Inc. /DE
filed 2022-08-11
CIK 1816736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 5, 2022, the registrant had 43,244,453 shares of common stock, $0.0001 par value per share, outstanding.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements relate to expectations for future financial performance, business strategies or expectations for our business. These forward-looking statements are based on information available as of the date of this report and our management’s current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. Specifically, forward-looking statements may include, but are not limited to, statements relating to or about:

•
our ability to complete, on a timely basis or at all, the potential transaction with Disc Medicine, Inc. (“Disc”) announced on August 10, 2022;
•
our ability to evaluate strategic alternatives during the pendency of the merger with Disc, given limitations in the merger agreement;
•
costs associated with our restructuring, and the savings benefits we expect to receive from the restructuring;
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
•
our anticipated business related expenditures; and

i

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

Any or all forward-looking statements may turn out to be incorrect. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include:

•
the failure of, or any delays in, our proposed transaction with Disc, including the occurrence of any change, effect, event, development, matter, state of facts, series of events or circumstances that could give rise to the termination of the agreement and plan of merger and reorganization with Disc related to the proposed merger transaction, including a termination of such agreement under circumstances that could require us to pay a termination fee to Disc;
•
the ability to satisfy the conditions to the proposed merger transaction with Disc, including the ability to obtain shareholder approval, on the proposed terms and timeframe;
•
whether our stockholders receive any payment on the contingent value rights (CVRs) contemplated by the merger agreement with Disc;
•
the risk that any strategic alternative process disrupts current plans and operations;
•
the ability to recognize the anticipated benefits of any strategic alternative process or a potential strategic transaction, including the anticipated benefits of the transactions related to the proposed merger transaction with Disc in a timely manner or at all;
•
costs related to the strategic alternative process or a potential strategic transaction, including the risk of unanticipated costs, liabilities or delays relating to the proposed merger transaction with Disc, including the outcome of any legal proceedings relating to the merger transaction;
•
the risk that the loss of key employees disrupts our operations and our ability to achieve our plans and strategy;
•
changes in applicable laws or regulations;
•
the possibility that we may be adversely affected by other economic, geopolitical, business, and/or competitive factors; and
•
other risks and uncertainties described under the section of our most recent Annual Report on Form 10-K for the year ended December 31, 2021 entitled “Risk Factors” and our other filings with the U.S. Securities and Exchange Commission (“SEC”).

ii

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Gemini Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share amounts)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$108,659	$136,627
Restricted cash, current	-	223
Prepaid expenses and other current assets	4,470	3,250
Total current assets	113,129	140,100

Restricted cash, non-current	-	100
Other assets	204	237
Total assets	$113,333	$140,437

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,618	$2,950
Accrued expenses and other current liabilities	1,905	6,884
Term loan, current portion	2,913	5,000
Total current liabilities	6,436	14,834

Other liabilities	-	358
Term loan, net of current portion and discount	-	404
Total liabilities	6,436	15,596

Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of June 30, 2022 and December 31, 2021	-	-
Common stock, $0.0001 par value; 250,000,000 shares authorized; 43,244,453 and 43,208,159 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	4	4
Additional paid-in capital	313,904	309,527
Accumulated deficit	(207,011)	(184,690)
Total stockholders' equity	106,897	124,841

Total liabilities and stockholders' equity	$113,333	$140,437

The accompanying notes are an integral part of the condensed consolidated financial statements.

Gemini Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$2,580	$10,842	$12,384	$22,628
General and administrative	4,654	5,478	10,027	10,182
Total operating expenses	7,234	16,320	22,411	32,810
Loss from operations	(7,234)	(16,320)	(22,411)	(32,810)
Other income (expense):
Interest expense	(48)	(121)	(114)	(1,969)
Interest income	149	5	158	6
Loss on conversion of convertible notes	-	-	-	(711)
Other expense	-	(11)	-	(11)
Other income	43	-	46	-
Net loss and comprehensive loss	$(7,090)	$(16,447)	$(22,321)	$(35,495)
Net loss per share, basic and diluted	$(0.16)	$(0.38)	$(0.52)	$(0.94)
Weighted average common shares outstanding, basic and diluted	43,230,523	43,041,856	43,221,712	37,564,936

The accompanying notes are an integral part of the condensed consolidated financial statements.

Gemini Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share amounts)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Old Gemini Common Stock		Common Stock		Additional paid-in	Accumulated	Total stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance at December 31, 2020 (as previously reported)	39,722,088	$47,113	24,790,938	$33,336	6,900,493	$7	-	$-	$10,504	$(112,821)	$(102,310)
Retroactive application of the recapitalization due to the Business Combination (Note 2)	(39,722,088)	(47,113)	(24,790,938)	(33,336)	(6,900,493)	(7)	15,565,380	2	80,454	-	80,449
Balance at December 31, 2020, effect of Business Combination (Note 2)	-	-	-	-	-	-	15,565,380	2	90,958	(112,821)	(21,861)
Issuance of common stock upon Business Combination, net of issuance costs (Note 2)	-	-	-	-	-	-	25,041,150	2	195,880	-	195,882
Conversion of promissory notes (Note 2)	-	-	-	-	-	-	2,341,316	-	14,515	-	14,515
Issuance of common stock upon exercise of warrants (Note 2)	-	-	-	-	-	-	15,257	-	76	-	76
Vesting of restricted common stock	-	-	-	-	-	-	35,561	-	-	-	-
Issuance of common stock upon exercise of stock options	-	-	-	-	-	-	3,480	-	4	-	4
Stock-based compensation expense	-	-	-	-	-	-	-	-	1,593	-	1,593
Net loss	-	-	-	-	-	-	-	-	-	(19,048)	(19,048)
Balance at March 31, 2021	-	-	-	-	-	-	43,002,144	4	303,026	(131,869)	171,161
Issuance of common stock upon exercise of stock options	-	-	-	-	-	-	52,968	-	106	-	106
Stock-based compensation expense	-	-	-	-	-	-	-	-	2,862	-	2,862
Net loss	-	-	-	-	-	-	-	-	-	(16,447)	(16,447)
Balance at June 30, 2021	-	$-	-	$-	-	$-	43,055,112	$4	$305,994	$(148,316)	$157,682

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Old Gemini Common Stock		Common Stock		Additional paid-in	Accumulated	Total stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance at December 31, 2021	-	$-	-	$-	-	$-	43,208,159	$4	$309,527	$(184,690)	$124,841
Issuance of common stock upon exercise of stock options	-	-	-	-	-	-	19,000	-	25	-	25
Stock-based compensation expense	-	-	-	-	-	-	-	-	1,976	-	1,976
Net loss	-	-	-	-	-	-	-	-	-	(15,231)	(15,231)
Balance at March 31, 2022	-	-	-	-	-	-	43,227,159	4	311,528	(199,921)	111,611
Issuance of common stock upon exercise of stock options	-	-	-	-	-	-	7,334	-	9	-	9
Proceeds from sale of stock under employee stock purchase plan	-	-	-	-	-	-	9,960	-	11	-	11
Stock-based compensation expense	-	-	-	-	-	-	-	-	2,356	-	2,356
Net loss	-	-	-	-	-	-	-	-	-	(7,090)	(7,090)
Balance at June 30, 2022	-	$-	-	$-	-	$-	43,244,453	$4	$313,904	$(207,011)	$106,897

The accompanying notes are an integral part of the condensed consolidated financial statements.

Gemini Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(22,321)	$(35,495)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	-	127
Stock-based compensation expense	4,332	4,455
Non-cash interest expense	49	225
Loss on conversion of convertible notes	-	711
Accretion of discount on convertible notes	-	1,600
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,219)	(3,272)
Deferred offering costs	-	1,341
Other assets	33	(559)
Accounts payable	(1,333)	42
Accrued expenses and other current liabilities	(5,377)	(110)
Net cash used in operating activities	(25,836)	(30,935)
Cash flows from financing activities:
Proceeds from Business Combination, net	-	195,882
Proceeds from exercise of stock options	34	110
Proceeds from sale of stock under employee stock purchase plan	11	-
Principal payments on term loan	(2,500)	(2,083)
Net cash provided by (used in) financing activities	(2,455)	193,909
Increase (decrease) in cash, cash equivalents and restricted cash	(28,291)	162,974
Cash, cash equivalents and restricted cash at beginning of period	136,950	4,826
Cash, cash equivalents and restricted cash at end of period	$108,659	$167,800

Supplemental disclosure
Cash paid for interest	$83	$144

Noncash financing activities
Proceeds from exercise of stock options included in other current assets	$(9)	$-
Conversion of convertible notes to Series B preferred stock	$-	$14,515
Exercise of warrants	$-	$76
Property and equipment purchases included in accounts payable and accrued expenses	$-	$61

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

In February 2022, the Company announced a corporate restructuring and that it initiated a process to evaluate strategic alternatives. After a comprehensive review of strategic alternatives, including identifying and reviewing potential candidates for a strategic transaction, on August 9, 2022, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Disc Merger Agreement”) with Disc Medicine, Inc., a Delaware corporation (“Disc”), and Gemstone Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“Gem Merger Sub”), pursuant to which, subject to the satisfaction or waiver of the conditions therein, Gem Merger Sub will merge with and into Disc (the “Disc Merger”), with Disc continuing as the surviving company and a wholly-owned subsidiary of the Company. In connection with the Disc Merger, the Company will distribute to the pre-closing Gemini stockholders contingent value rights (“CVRs”), representing the contractual right to receive payments from the post-closing combined company upon receipt of certain proceeds derived from consideration paid as a result of the disposition of the Company’s pre-Disc Merger assets, net of certain permitted deductions for expenses. The Disc Merger was unanimously approved by the Company’s board of directors (the “Board”), and the Board resolved to recommend approval of the Disc Merger Agreement to the Company’s shareholders. The closing of the Disc Merger is subject to approval by the stockholders of the Company and Disc as well as other customary closing conditions, including the effectiveness of a registration statement filed with the SEC in connection with the transaction. If the merger is completed, the business of Disc will continue as the business of the combined company.

The Company’s future operations are highly dependent on the success of the Disc Merger and there can be no assurances that the Disc Merger will be successfully consummated. In the event that the Company does not complete the transaction with Disc, the Company may explore strategic alternatives, including, without limitation, another strategic transaction and/or pursue a dissolution and liquidation of the Company.

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

Prior to the Business Combination, the Company primarily financed its operations through the sale of convertible preferred stock, borrowings under convertible promissory notes and borrowings under loan agreements. The Company believes that its $108.7 million of cash and cash equivalents as of June 30, 2022 will enable it to fund its planned operations for at least twelve months from the issuance date of these condensed consolidated financial statements, though the Company may raise additional capital through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. Management’s expectations with respect to its ability to fund current planned operations is based on estimates that are subject to risks and uncertainties. Its operating plan may change as a result of many factors currently unknown to management, and there can be no assurance that the current operating plan will be achieved in the time frame anticipated by the Company, and it may need to seek additional funds sooner than anticipated. Furthermore, the operating plan could materially change depending on the outcome of our ongoing strategic alternative review process, including if the Disc Merger is not successfully consummated on a timely basis or at all. If adequate funds are not available to the Company on a timely basis, on acceptable terms or at all, management may be required to delay, limit, reduce or terminate certain of its research, product development or future commercialization efforts, obtain funds through arrangements with collaborators on terms unfavorable to the Company, or pursue merger or acquisition strategies, all of which could adversely affect the holdings or the rights of its stockholders.

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

The Company has not incurred impairment losses in the carrying values of its assets as a result of the ongoing COVID-19 pandemic, and it is not aware of any specific related event or circumstance that would require it to revise its estimates reflected in these condensed consolidated financial statements. Although the COVID-19 pandemic did not have a significant impact on the Company’s condensed consolidated financial results in the second quarter of 2022, the full extent to which the ongoing COVID-19 pandemic may impact the Company’s business, results of operations, financial condition and cash flows will depend on future developments that are highly uncertain, and the estimates of the impact on the Company’s business may change based on new information that may emerge concerning COVID-19, including the duration of the pandemic, any potential subsequent waves or strains of COVID-19 infection, the effectiveness, distribution and acceptance of COVID-19 vaccines and the actions to contain it or treat its impact and the economic impact on local, regional, national and international markets.

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

The Company accounted for the Business Combination as a reverse recapitalization, which is the equivalent of Old Gemini issuing stock for the net assets of FSDC, accompanied by a recapitalization, with FSDC treated as the acquired company for accounting purposes. The determination of FSDC as the “acquired” company for accounting purposes was primarily based on the fact that immediately subsequent to the Business Combination, shareholders of Old Gemini prior to the Business Combination have a majority of the voting power of the combined company, the operations of Old Gemini will comprise all of the ongoing operations of the combined entity, and Old Gemini’s senior management will comprise all of the senior management of the combined company. The net assets of FSDC were stated at historical cost with no goodwill or other intangible assets recorded. Reported results from operations included herein prior to the Business Combination are those of Old Gemini. The shares and corresponding capital amounts and loss per share related to Old Gemini’s outstanding convertible preferred stock and common stock prior to the Business Combination have been retroactively restated to reflect the conversion ratio established in the Merger Agreement (1.00 Old Gemini share for 0.2180 shares of the Company) (the “Conversion Ratio”).

In connection with the Business Combination, the Company incurred equity issuance costs and other costs considered direct and incremental to the transaction totaling $21.0 million, consisting of legal, accounting, financial advisory and other professional fees. These amounts are reflected within additional paid-in capital in the condensed consolidated balance sheet as of June 30, 2022.

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

In the opinion of management, all adjustments necessary for a fair statement of the financial information, which are of a normal and recurring nature, have been made for the interim periods reported. Results of operations for the three and six months ended June 30, 2022 and 2021 are not necessarily indicative of the results for the entire fiscal year or any other period. The condensed consolidated financial information for the three and six months ended June 30, 2022 and 2021 have been prepared on the same basis as and should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K as filed with the SEC on March 10, 2022.

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

The significant accounting policies used in preparation of these unaudited condensed consolidated financial statements for the three and six months ended June 30, 2022 are consistent with those discussed in Note 3 to the consolidated financial statements in the Company’s 2021 Annual Report on Form 10-K and are updated below as necessary.

CARES Act

The CARES Act provided refundable employee retention credits, which could be used to offset payroll tax liabilities. On March 11, 2021, President Biden signed the American Rescue Plan Act (“ARPA”). The ARPA includes several provisions, such as measures that extend and expand the employee retention credit, previously enacted under the CARES Act, through December 31, 2021.

Measures not related to income-based taxes within the CARES Act include (1) allowing an employer to pay its share of Social Security payroll taxes that would otherwise be due from the date of enactment through December 31, 2020 over the following two years and (2) allowing eligible employers subject to closure due to the COVID-19 pandemic to receive a 50% credit on qualified wages against their employment taxes each quarter, with any excess credits eligible for refunds.

As there is no authoritative guidance under GAAP for accounting for grants to for-profit business entities, the Company accounts for the grant by analogy to International Accounting Standards 20 – Accounting for Government Grants and Disclosure of Government Assistance (“IAS 20”). During the three months ended June 30, 2022, the Company recorded an employee retention credit of $1.0 million upon completion of an analysis providing reasonable assurance that it met the conditions set forth in the CARES Act and it was reasonably assured that it will receive the employee retention credit. The employee retention credit is recorded in research and development expenses and general and administrative expenses in the manner in which the qualified wages and related costs were classified. $0.7 million and $0.3 million have been recorded to reduce research and development and general and administrative expenses, respectively, in the accompanying condensed consolidated statement of operations and comprehensive loss for the three and six months ended June 30, 2022. As of June 30, 2022, the employee retention credit receivable of $1.0 million is included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet.

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

Restricted cash

Restricted cash amounted to $0 and $0.3 million as of June 30, 2022 and December 31, 2021, which consisted of $0.1 million to collateralize the Company’s credit card and $0.2 million to collateralize its irrevocable standby letter of credit for its facility lease arrangement. The facility lease arrangement was terminated on December 31, 2021.

A reconciliation of the cash and cash equivalents and restricted cash as presented in the Company’s condensed consolidated balance sheets to the Company’s condensed consolidated statements of cash flows is as follows (in thousands):

	June 30, 2022	December 31, 2021
Cash and cash equivalents	$108,659	$136,627
Restricted cash	-	323
Total cash, cash equivalents and restricted cash	$108,659	$136,950

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

4. Fair value measurements

The following tables present information about the Company’s financial assets and liabilities measured at fair value (in thousands) on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values:

June 30, 2022	Level 1	Level 2	Level 3	Total
Assets
Money market funds in cash and cash equivalents	$107,659	$-	$-	$107,659

December 31, 2021	Level 1	Level 2	Level 3	Total
Assets
Money market funds in cash and cash equivalents	$135,631	$-	$-	$135,631

The values of cash equivalents are classified as Level 1 measurements under the fair value hierarchy as these assets have been valued using quoted market prices in active markets and do not have any restrictions on redemption. As of June 30, 2022 and December 31, 2021, cash equivalents were comprised of funds in money market accounts. There were no transfers or reclassifications between Level 1, Level 2 and Level 3 during the three and six months ended June 30, 2022.

5. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Accrued external research and development	$762	$4,031
Accrued payroll and benefits	559	2,603
End of term charge for Term Loan	389	-
Accrued professional fees	186	233
Accrued interest	9	17
	$1,905	$6,884

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

In February 2022, the Company announced an additional restructuring plan to reduce the Company's operations to preserve financial resources, resulting in a reduction of the Company’s workforce by 24 positions, or approximately 80% of the Company’s then workforce, by the end of the second quarter of 2022. As a result, the Company incurred costs of $1.7 million during the three months ended March 31, 2022 related to severance benefits for the affected employees.

The severance benefits for both restructuring plans include severance payments, limited reimbursement of medical insurance premiums, outplacement services and other restructuring costs and expenses. Each affected employee’s eligibility for the severance benefits is contingent upon such employee’s execution (without revocation, as applicable) of a separation agreement, which includes a general release of claims against the Company. The October 2021 restructuring plan was completed by the end of 2021. The February 2022 restructuring plan was completed by the end of the second quarter of 2022.

Of the $1.7 million in costs recognized related to the February 2022 restructuring plan, $1.0 million and $0.7 million have been charged to research and development and general and administrative expenses, respectively, in the accompanying condensed consolidated statement of operations and comprehensive loss for the six months ended June 30, 2022. During the six months ended June 30, 2022, the Company paid $2.2 million in severance benefits to separating employees related to the restructuring plans, with $0.9 million related to the October 2021 restructuring plan and $1.3 million related to the February 2022 restructuring plan. As of June 30, 2022 and December 31, 2021, unpaid severance costs of $0.4 million and $0.9 million, respectively, are included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheet for each period.

7. Term loan

In February 2019, the Company entered into a term loan facility of up to $10.0 million (the “Term Loan”) with Silicon Valley Bank (“SVB”). The proceeds were used for general corporate and working capital purposes. Concurrent with the Term Loan, the Company issued SVB warrants to purchase 15,257 shares of the Company’s Series A preferred stock at an exercise price of $5.46. As of June 30, 2022 and December 31, 2021, the Company had $2.9 million and $5.4 million, respectively, in principal outstanding under the Term Loan.

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

The Term Loan initially matured in July 2022 and accrues interest at a floating rate per annum equal to the greater of 3.75% or the prime rate minus 1.5% (3.25% as of June 30, 2022). The Term Loan initially provided for monthly interest-only payments until July 2020. Thereafter, payments are payable in equal monthly installments of principal, plus all accrued and unpaid interest. The Company may prepay the Term Loan in whole upon 5 days’ prior written notice to SVB. Any such prepayment of the Term Loan is subject to a prepayment charge of 0.5% of the then outstanding principal balance. Amounts outstanding during an event of default are payable upon SVB’s demand and will accrue interest at an additional rate of 5.0% per annum of the past due amount outstanding.

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

At the end of the loan term (whether at maturity, by prepayment in full or otherwise), the Company is required to pay a final end of term charge to SVB in the amount of 4.0% of the aggregate original principal amount advanced by SVB. The amount of the end of term charge is being accrued over the loan term as interest expense. As of June 30, 2022 and December 31, 2021, the Company had a liability related to the end of term charge of $0.4 million, which has been classified within accrued expenses and other current liabilities as of June 30, 2022 and other long-term liabilities as of December 31, 2021.

The SVB Loan Agreement includes a provision under which SVB may accelerate the scheduled maturities of the Term Loan under conditions that are not objectively determinable. The Company evaluated the likelihood of such acceleration and determined that it is not probable and classified the Term Loan on the balance sheet in accordance with the repayment schedule as of June 30, 2022.

As of June 30, 2022, scheduled principal payments for the Term Loan are as follows (in thousands):

Year Ending December 31,
2022 (remaining six months)	$2,500
2023	417
Total principal	2,917
Unamortized discounts	(4)
Carrying amount	2,913
Less current portion	(2,913)
Long-term portion	$-

Interest expense for the Term Loan was $0.1 million for each of the three months ended June 30, 2022 and 2021 and $0.1 million and $0.3 million for the six months ended June 30, 2022 and 2021, respectively.

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

Interest expense for the Notes was $0 for each of the three months ended June 30, 2022 and 2021 and $0 and $1.7 million for the six months ended June 30, 2022 and 2021, respectively.

9. Stockholders’ Equity

The condensed consolidated statement of stockholders’ equity has been retroactively adjusted for all periods presented to reflect the Business Combination and reverse recapitalization as defined in Note 2, Business Combination.

Preferred Stock

Upon closing of the Business Combination and pursuant to the terms of the Company's Amended and Restated Certificate of Incorporation entered into on February 5, 2021 (the “Certificate of Incorporation”), the Company authorized 10,000,000 shares of preferred stock with a par value $0.0001 per share. The Company’s board of directors has the authority, without further action by the stockholders, to issue such shares of preferred stock in one or more series, to establish from time to time the number of shares to be included in each such series, and to fix the designations, powers, voting, and other rights, preferences and privileges of the shares. There were no issued and outstanding shares of preferred stock as of June 30, 2022.

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

2021 Gemini Equity Incentive Plan

In February 2021, FSDC’s stockholders approved the 2021 Stock Option and Incentive Plan (the “2021 Plan”), pursuant to which 4,264,341 shares of common stock were reserved for issuance. The 2021 Plan provides for the Company to grant incentive stock options or nonqualified stock options for the purchase of common stock, stock appreciation rights, restricted stock awards, restricted stock units, unrestricted stock awards, cash-based awards and dividend equivalent rights to employees, officers, directors and consultants of Gemini. Incentive stock options may only be granted to employees. The 2021 Plan is administered by the plan administrator, which is the Compensation Committee of Gemini’s board of directors, provided therein, which has discretionary authority, subject only to the express provisions of the 2021 Plan, to interpret the 2021 Plan; determine eligibility for and grant awards; determine form of settlement of awards (whether in cash, shares of stock, other property or a combination of the foregoing), determine, modify or waive the terms and conditions of any award; prescribe forms, rules and procedures; and otherwise do all things necessary to carry out the purposes of the 2021 Plan. The number of shares of common stock reserved for issuance under the 2021 Plan automatically increases on January 1 of each calendar year, starting on January 1, 2022 and continuing through January 1, 2031, in an amount equal to 4% of the total number of shares of the Company’s capital stock outstanding on the last day of the calendar month before the date of each automatic increase, or a lesser number of shares determined by the Company’s board of directors. Subject to this provision, the Company added 1,728,326 shares available for grant to the 2021 Plan effective January 1, 2022. As of June 30, 2022, 2,162,435 shares remained available for future issuance under the 2021 Plan.

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

2021 Inducement Plan

In February 2021, the Company’s board of directors approved the 2021 Inducement Plan. The 2021 Inducement Plan is a non-stockholder approved stock plan under which the Company grants equity awards to induce highly-qualified prospective officers and employees who are not currently employed by the Company to accept employment and provide them with a proprietary interest in the Company. The Company intends that the 2021 Inducement Plan be reserved for persons to whom the Company may issue securities without stockholder approval as an inducement pursuant to Rule 5635(c)(4) of the Marketplace Rules of the NASDAQ Stock Market, Inc. The 2021 Inducement Plan is administered by the board of directors or the Compensation Committee of the board, which determines the types of awards to be granted, including the number of shares subject to the awards, the exercise price and the vesting schedule. Awards granted under the 2021 Inducement Plan expire no later than ten years from the date of grant. As of June 30, 2022, 983,949 shares were available for issuance under the 2021 Inducement Plan.

2021 Employee Stock Purchase Plan

In July 2021, the Company’s board of directors approved the 2021 Employee Stock Purchase Plan (“2021 ESPP”). The first offering period under the 2021 ESPP began on December 1, 2021. The Company has not yet issued any shares under the 2021 ESPP. The Company recorded $6 thousand and $22 thousand of stock-based compensation expense related to the 2021 ESPP during the three and six months ended June 30, 2022, respectively. As of June 30, 2022, 420,591 shares remained available for future issuance under the 2021 ESPP. The number of shares of common stock reserved for issuance under the 2021 ESPP automatically increases on January 1 of each calendar year, starting on January 1, 2023 and continuing through January 1, 2031, in an amount equal to the least of (a) 1% of the total number of shares of the Company’s capital stock outstanding on the last day of the calendar month before the date of each automatic increase, (b) 430,551 shares of common stock, or (c) such number of shares determined by the Company’s board of directors.

Stock-based compensation expense

The Company recorded stock-based compensation expense in the following expense categories of its condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$268	$1,303	$677	$1,959
General and administrative	2,088	1,559	3,655	2,496
Total stock-based compensation expense	$2,356	$2,862	$4,332	$4,455

11. Net loss per share

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss attributable to common stockholders	$(7,090)	$(16,447)	$(22,321)	$(35,495)
Weighted average common shares outstanding, basic and diluted	43,230,523	43,041,856	43,221,712	37,564,936
Net loss per share attributable to common stockholders, basic and diluted	$(0.16)	$(0.38)	$(0.52)	$(0.94)

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

	As of June 30,
	2022	2021
Unvested restricted stock	871,204	-
Common stock options outstanding	4,807,045	6,506,146
	5,678,249	6,506,146

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

License agreements

In April 2017, the Company entered into a Research Collaboration and License Agreement with Sanquin Blood Supply Foundation (“Sanquin”) (the “2017 License Agreement”) to develop antibodies that bind and enhance the activity of CFH. As consideration for the license, the Company paid a one-time, non-refundable upfront payment of $0.1 million. The 2017 License Agreement includes additional consideration upon the achievement of certain development and commercial milestones (i.e., once net sales targets exceed certain thresholds) totaling up to an aggregate amount of $29.0 million. Finally, the Company is required to make royalty payments of between 1.25% and 2.50% of net product sales if commercialization is achieved. On March 7, 2022, the Company entered into an amendment to the 2017 License Agreement (the “2022 Amendment”) to clarify that certain patent rights directed to CFH potentiating antibodies are jointly owned by the Company and Sanquin. Under the 2022 Amendment, Sanquin granted the Company an exclusive (even as to Sanquin) royalty-bearing license, with the right to sublicense through multiple tiers, to the portion of these patent rights owned by Sanquin. The condensed consolidated financial statements as of June 30, 2022 do not include liabilities with respect to this agreement as the Company has not yet generated revenue and the achievement of certain milestones is not deemed probable.

In June 2018, the Company entered into a Cell Line License Agreement with Life Technologies Corporation (the “2018 License Agreement”) to obtain non-exclusive use of 293 H cells in support of GEM-103 manufacturing activities. As consideration for the license, the Company paid a one-time, non-refundable, non-creditable initial license fee of $0.1 million. In addition, an annual non-refundable, non-creditable development fee of $0.1 million is due on each anniversary date. The 2018 License Agreement includes additional consideration of $0.3 million contingent upon future commercialization of each licensed product. The condensed consolidated financial statements as of June 30, 2022 do not include a liability with respect to the additional consideration under this agreement as the Company has not yet generated revenue.

In March 2019, the Company entered into a second Cell Line License Agreement with Life Technologies Corporation (the “2019 License Agreement”) to obtain non-exclusive use of a CTS Viral Production cell line for producing genetically engineered adeno-associated virus particles to be used in human therapeutics. In October 2021, the Company terminated the 2019 License Agreement. As consideration for the license, the Company paid a one-time, non-refundable, non-creditable initial license fee of $0.1 million. In addition, an annual non-refundable, non-creditable development fee of $0.1 million was due on each anniversary date, beginning on the second anniversary date. The 2019 License Agreement included additional consideration of $0.4 million contingent upon future commercialization of each licensed product. The condensed consolidated financial statements as of June 30, 2022 do not include a liability with respect to the additional consideration under this agreement as the Company has not yet generated revenue.

In October 2018, the Company entered into a Master License Agreement with Avitide, Inc. (the “2018 Master License Agreement”) to license, on an exclusive basis, certain of Avitide’s affinity chromatography resins comprised of proprietary ligands for affinity purification of biopharmaceuticals. As consideration for the license, the Company paid an upfront license fee of $0.2 million. In addition, an annual license fee of $0.1 million is due on each anniversary date. The 2018 Master License Agreement includes additional consideration upon the achievement of certain development, commercial and sales milestones totaling up to $0.7 million, $2.2 million and $7.0 million, respectively. Finally, the Company is required to make royalty payments of 1.25% of net product sales if commercialization is achieved. The condensed consolidated financial statements as of June 30, 2022 do not include liabilities with respect to additional consideration under this agreement as the Company has not yet generated revenue and the achievement of certain milestones is not deemed probable.

In June 2019, the Company entered into a GPEx-Derived Cell Line Sale Agreement with Catalent Pharma Solutions, LLC (the “2019 Sale Agreement”) to purchase all right, title and interest in and to the GPEx Cell Line. As consideration for the GPEx Cell Line, the

Company is required to make one-time milestone payments totaling up to $1.3 million in aggregate, as well as a contingent annual fee upon commercialization (1% of net sales, or $0.1 million, whichever is greater) and other fees after certain milestones are reached. Certain milestone payments may be waived if Catalent manufactures >50% of the total product required for the relevant clinical trial. The condensed consolidated financial statements as of June 30, 2022 do not include liabilities with respect to this agreement as the Company has not yet generated revenue and the achievement of certain milestones is not deemed probable.

Contingencies

Indemnification agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any indemnification arrangements could have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of June 30, 2022.

Legal proceedings

From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business. As of June 30, 2022, the Company was not a party to any material legal matters or claims.

13. Related party transactions

The Company engaged a firm managed by an executive of the Company for professional services related to accounting, finance and other administrative functions. There were no costs incurred under this arrangement for either of the three months ended June 30, 2022 and 2021. For the six months ended June 30, 2022 and 2021, the costs incurred under this arrangement totaled $0 and $0.1 million, respectively, of which $0.1 million was recorded in stockholders’ equity as a reduction to additional paid-in capital as a result of the Business Combination and $10 thousand was recorded as general and administrative expense in the accompanying condensed consolidated statements of operations and comprehensive loss for the six months ended June 30, 2021. There were no amounts owed under this arrangement as of June 30, 2022 and December 31, 2021. The executive of the Company associated with this firm resigned from the Company in February 2021.

14. Subsequent events

On August 5, 2022, the Company formed a wholly-owned subsidiary, Gemstone Merger Sub, Inc. (“Gem Merger Sub”), a Delaware shell company formed solely for the purpose of merging with Disc (as defined below) in connection with the proposed merger transaction with Disc.

In February 2022, the Company announced a corporate restructuring and that it initiated a process to evaluate strategic alternatives. After a comprehensive review of strategic alternatives, including identifying and reviewing potential candidates for a strategic transaction, on August 9, 2022, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Disc Merger Agreement”) with Disc Medicine, Inc., a Delaware corporation (“Disc”), and Gem Merger Sub, pursuant to which, subject to the satisfaction or waiver of the conditions therein, Gem Merger Sub will merge with and into Disc (the “Disc Merger”), with Disc continuing as the surviving company and a wholly-owned subsidiary of the Company. The Disc Merger was unanimously approved by the Company’s board of directors (the “Board”), and the Board resolved to recommend approval of the Disc Merger Agreement to the Company’s shareholders.

The transaction is expected to close in the fourth quarter of 2022. The closing of the Disc Merger is subject to approval by the stockholders of the Company and Disc as well as other customary closing conditions, including the effectiveness of a registration statement filed with the SEC in connection with the transaction and Nasdaq’s approval of the listing of the shares of the Company’s common stock to be issued in connection with the transaction. If the Company is unable to satisfy certain closing conditions or if other mutual closing conditions are not satisfied, Disc will not be obligated to complete the Disc Merger. The Disc Merger Agreement contains certain termination rights of each of the Company and Disc. Under certain circumstances detailed in the Disc Merger Agreement, the Company could be required to pay Disc a termination fee of $3,000,000 or Disc could be required to pay the Company a termination fee of $7,800,000. In addition, in certain circumstances upon the termination of the Disc Merger Agreement, we could be required to pay the costs and expenses of Disc in an amount not to exceed $750,000, or Disc could be required to pay our costs and expenses in an amount not to exceed $750,000. If the merger is completed, the business of Disc will continue as the business of the combined company.

Subject to the terms and conditions of the Disc Merger Agreement, at the effective time of the Disc Merger (the "Effective Time"), each then outstanding share of Disc common stock (including shares of Disc common stock issued upon conversion of Disc preferred stock and shares of Disc common stock issued in the concurrent financing transaction) will be converted into the right to receive a number of shares of the Company’s common stock (subject to the payment of cash in lieu of fractional shares and after giving effect to a reverse stock split of the Company’s common stock) calculated in accordance with the Disc Merger Agreement (the “Exchange Ratio”). Further, at the Effective Time, each person who as of immediately prior to the Effective Time was a stockholder of record of the Company or had the right to receive the Company’s common stock will be entitled to receive a contractual contingent value right (“CVR”) issued by the Company subject to and in accordance with the terms and conditions of a Contingent Value Rights Agreement between the Company, the holder’s representative and the rights agent (the “CVR Agreement”), representing the contractual right to receive payments from the post-closing combined company upon receipt of certain proceeds derived from consideration paid as a result of the disposition of the Company’s pre-Disc Merger assets, net of certain permitted deductions for expenses.

Concurrently with the execution and delivery of the Disc Merger Agreement, certain parties have entered into agreements with Disc pursuant to which they have agreed, subject to the terms and conditions of such agreements, to purchase prior to the consummation of the Disc Merger shares of Disc common stock for an aggregate purchase price of approximately $53.5 million. Shares of Disc common stock issued pursuant to this financing transaction will be converted into shares of the Company’s common stock in the Disc Merger in accordance with the Exchange Ratio.

The Company’s future operations are highly dependent on the success of the Disc Merger and there can be no assurances that the Disc Merger will be successfully consummated. In the event that the Company does not complete the transaction with Disc, the Company may explore strategic alternatives, including, without limitation, another strategic transaction and/or pursue a dissolution and liquidation of the Company.

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

In February 2022, we announced a corporate restructuring and that we had initiated a process to evaluate strategic alternatives. After a comprehensive review of strategic alternatives, including identifying and reviewing potential candidates for a strategic transaction, on August 9, 2022, we entered into an Agreement and Plan of Merger and Reorganization (the “Disc Merger Agreement”) with Disc Medicine, Inc., a Delaware corporation (“Disc”), and Gemstone Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of ours (“Gem Merger Sub”), pursuant to which, subject to the satisfaction or waiver of the conditions therein, Gem Merger Sub will merge with and into Disc (the “Disc Merger”), with Disc continuing as the surviving company and a wholly-owned subsidiary of the Company. The Disc Merger was unanimously approved by our board of directors (the “Board”), and the Board resolved to recommend approval of the Disc Merger Agreement to our shareholders.

The transaction is expected to close in the fourth quarter of 2022. The closing of the Disc Merger is subject to approval by our stockholders and the stockholders of Disc as well as other customary closing conditions, including the effectiveness of a registration statement filed with the SEC in connection with the transaction and Nasdaq’s approval of the listing of the shares of the Company’s common stock to be issued in connection with the transaction. If we are unable to satisfy certain closing conditions or if other mutual closing conditions are not satisfied, Disc will not be obligated to complete the Disc Merger. The Disc Merger Agreement contains certain termination rights of each of us and Disc. Under certain circumstances detailed in the Disc Merger Agreement, we could be required to pay Disc a termination fee of $3,000,000 or Disc could be required to pay us a termination fee of $7,800,000. In addition, in certain circumstances upon the termination of the Disc Merger Agreement, we could be required to pay the costs and expenses of Disc in an amount not to exceed $750,000, or Disc could be required to pay our costs and expenses in an amount not to exceed $750,000. If the merger is completed, the business of Disc will continue as the business of the combined company.

Subject to the terms and conditions of the Disc Merger Agreement, at the effective time of the Disc Merger (the "Effective Time"), each then outstanding share of Disc common stock (including shares of Disc common stock issued upon conversion of Disc preferred stock and shares of Disc common stock issued in the concurrent financing transaction) will be converted into the right to receive a number of shares of the Company’s common stock (subject to the payment of cash in lieu of fractional shares and after giving effect to a reverse stock split of the Company’s common stock) calculated in accordance with the Disc Merger Agreement (the “Exchange Ratio”). Further, at the Effective Time, each person who as of immediately prior to the Effective Time was a stockholder of record of Gemini or had the right to receive our common stock will be entitled to receive a contractual contingent value right (“CVR”) issued by the Company subject to and in accordance with the terms and conditions of a Contingent Value Rights Agreement between the Company, the holder’s representative and the rights agent (the “CVR Agreement”), representing the contractual right to receive payments from the post-closing combined company upon receipt of certain proceeds derived from consideration paid as a result of the disposition of our pre-Disc Merger assets, net of certain permitted deductions for expenses.

Concurrently with the execution and delivery of the Disc Merger Agreement, certain parties have entered into agreements with Disc pursuant to which they have agreed, subject to the terms and conditions of such agreements, to purchase prior to the consummation of the Disc Merger shares of Disc common stock for an aggregate purchase price of approximately $53.5 million. Shares of Disc common stock issued pursuant to this financing transaction will be converted into shares of the Company’s common stock in the Disc Merger in accordance with the Exchange Ratio.

The Company's future operations are highly dependent on the success of the Disc Merger and there can be no assurances that the Disc Merger will be successfully consummated. In the event that we do not complete the transaction with Disc, we may explore strategic alternatives, including, without limitation, another strategic transaction and/or pursue a dissolution and liquidation of the Company.

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

COVID-19 pandemic

The ongoing coronavirus (“COVID-19”) pandemic and the increased prevalence of variants of the virus, and government measures taken in response, have had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. The ongoing COVID-19 pandemic and related impacts have resulted in and will likely continue to result in significant disruptions to the global economy and capital markets around the world. We cannot predict the future progression or full impact of the outbreak and its effects on our business and operations.

We have not incurred impairment losses in the carrying values of our assets as a result of the ongoing COVID-19 pandemic, and we are not aware of any specific related event or circumstance that would require us to revise our estimates reflected in our condensed consolidated financial statements. Although the COVID-19 pandemic did not have a significant impact on our financial results in the second quarter of 2022, the full extent to which the ongoing COVID-19 pandemic may impact our business, results of operations, financial condition and cash flows will depend on future developments that are highly uncertain, and the estimates of the impact on our business may change based on new information that may emerge concerning COVID-19, including the duration of the pandemic, any potential subsequent waves or strains of COVID-19 infection, the effectiveness, distribution and acceptance of COVID-19 vaccines and the actions to contain it or treat its impact and the economic impact on local, regional, national and international markets.

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

Research and development activities have historically been central to our business model. We anticipate that our research and development expenses will decrease in 2022 compared to 2021 due to our planned reduced clinical efforts in 2022 and restructuring plans implemented in connection with our exploration of strategic alternatives. If we were to continue to pursue development efforts and we believe a regulatory approval of a product candidate appears likely, we would anticipate an increase in payroll and other expenses as a result of our preparation of regulatory filings and precommercial activities.

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

We anticipate that our general and administrative expenses will decrease in 2022 as compared to 2021 due to restructuring plans we implemented. If we were to continue product development efforts and at any point in the future we believe a regulatory approval of a product candidate appears likely, we would anticipate an increase in payroll and other expenses as a result of our preparation for commercial operations, especially as it relates to the sales and marketing of that product candidate. Additionally, depending on the outcome of our ongoing strategic alternative review process, there may be an increase in general and administrative expenses.

Other income (expense)

Interest expense

Interest expense consists of interest accrued on the Term Loan we entered into in February 2019 and, for the six months ended June 30, 2021, interest expense for the Notes, including the accretion of the beneficial conversion feature discount recognized on the issuance date of the Notes.

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

Results of operations

Comparison of the three months ended June 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,
	2022	2021	Change
Operating expenses:
Research and development	$2,580	$10,842	$(8,262)
General and administrative	4,654	5,478	(824)
Total operating expenses	7,234	16,320	(9,086)
Loss from operations	(7,234)	(16,320)	9,086
Other income (expense):
Interest expense	(48)	(121)	73
Interest income	149	5	144
Other expense	-	(11)	11
Other income	43	-	43
Net loss and comprehensive loss	$(7,090)	$(16,447)	$9,357

Research and development expenses

Research and development expenses were $2.6 million for the three months ended June 30, 2022, compared to $10.8 million for the three months ended June 30, 2021. The decrease of $8.2 million was primarily due to a decrease in external research costs related to the elimination of our lab space and a decrease in development costs related to lower clinical trial activities of GEM103. In addition, research and development personnel costs were lower period over period, including stock-based compensation, due to both a decrease in headcount in our research and development function in connection with the restructuring plans we implemented and the employee retention credit receivable recorded during the three months ended June 30, 2022.

General and administrative expenses

General and administrative expenses were $4.7 million for the three months ended June 30, 2022, compared to $5.5 million for the three months ended June 30, 2021. The decrease of $0.8 million was primarily due to lower personnel-related costs due to both a decrease in headcount in our general and administrative function in connection with the restructuring plans we implemented and the employee retention credit receivable recorded during the three months ended June 30, 2022.

Interest expense

Interest expense was $0.1 million for each of the three months ended June 30, 2022 and 2021 related to interest on the Term Loan.

Comparison of the six months ended June 30, 2022 and 2021

The following table summarizes our results of operations for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30,
	2022	2021	Change
Operating expenses:
Research and development	$12,384	$22,628	$(10,244)
General and administrative	10,027	10,182	(155)
Total operating expenses	22,411	32,810	(10,399)
Loss from operations	(22,411)	(32,810)	10,399
Other income (expense):
Interest expense	(114)	(1,969)	1,855
Interest income	158	6	152
Loss on conversion of convertible notes	-	(711)	711
Other expense	-	(11)	11
Other income	46	-	46
Net loss and comprehensive loss	$(22,321)	$(35,495)	$13,174

Research and development expenses

Research and development expenses were $12.4 million for the six months ended June 30, 2022, compared to $22.6 million for the six months ended June 30, 2021. The decrease of $10.2 million was primarily due to a decrease in external research costs related to the elimination of our lab space and a decrease in development costs related to lower clinical trial activities of GEM103. In addition, research and development personnel costs were lower period over period, including stock-based compensation, due to both a decrease in headcount in our research and development function in connection with the restructuring plans we implemented and the employee retention credit receivable recorded during the six months ended June 30, 2022.

General and administrative expenses

General and administrative expenses were $10.0 million for the six months ended June 30, 2022, compared to $10.2 million for the six months ended June 30, 2021. The decrease of $0.2 million was primarily due to lower personnel-related costs due to both a decrease in headcount in our general and administrative function in connection with the restructuring plans we implemented and the employee retention credit receivable recorded during the six months ended June 30, 2022.

Interest expense

Interest expense was $0.1 million for the six months ended June 30, 2022, compared to $2.0 million for the six months ended June 30, 2021. The decrease of $1.9 million is primarily due to accretion during the six months ended June 30, 2021 of the beneficial conversion feature discount recognized at the issuance date of the Notes in 2020.

Loss on conversion of convertible notes

The loss on conversion of convertible notes was $0 for the six months ended June 30, 2022, compared to $0.7 million for the six months ended June 30, 2021. The decrease reflects the difference between the reacquisition price of the Notes and the net carrying amount of the Notes at the time that the Notes converted into shares of Series B preferred stock immediately prior to the closing of the Business Combination.

Liquidity and capital resources

Sources of liquidity and capital

Since inception, we have not generated any revenue from any product sales or any other sources and have incurred significant operating losses and negative cash flows from our operations. We have not yet commercialized any of our product candidates and do not expect to generate revenue from sales of any product candidates for several years, if at all. Our net loss was $22.3 million for the six months ended June 30, 2022. As of June 30, 2022, we had an accumulated deficit of $207.0 million.

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

As of June 30, 2022, we had cash and cash equivalents of $108.7 million. Continued cash generation is highly dependent on our ability to finance our operations through a combination of equity offerings, debt financings, collaboration arrangements and strategic transactions. However, our resource requirements could materially change depending on the outcome of our ongoing strategic alternative review process, including to the extent we identify and enter into any potential strategic transaction.

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

On August 9, 2022, we entered into the Disc Merger Agreement pursuant to which, subject to the satisfaction or waiver of the conditions therein, Gem Merger Sub will merge with and into Disc, with Disc continuing as the surviving company and a wholly-owned subsidiary of the Company. The Disc Merger was unanimously approved by our board of directors (the “Board”), and the Board resolved to recommend approval of the Disc Merger Agreement to our shareholders. The closing of the Disc Merger is subject to approval by our stockholders and the stockholders of Disc and other customary closing conditions. The Company's future operations are highly dependent on the success of the proposed merger transaction with Disc.

Cash flows

The following table summarizes our cash flows for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash used in operating activities	$(25,836)	$(30,935)
Net cash provided by (used in) financing activities	(2,455)	193,909
Net increase (decrease) in cash, cash equivalents and restricted cash	$(28,291)	$162,974

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

During the six months ended June 30, 2022, we used cash in operating activities of $25.8 million, reflecting a net loss of $22.3 million and a net change of $7.9 million in our operating assets and liabilities, partially offset by non-cash charges of $4.4 million. The non-cash charges consist primarily of $4.3 million of stock-based compensation expense. The net change in our operating assets and liabilities was primarily due to an increase in prepaid expenses and other current currents and a decrease in accounts payable and accrued expenses and other current liabilities.

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

Financing activities

During the six months ended June 30, 2022, net cash used in financing activities was $2.5 million, consisting primarily of principal payments made on our term loan.

During the six months ended June 30, 2021, net cash provided by financing activities was $193.9 million, consisting primarily of $195.9 million of net proceeds received from the Business Combination, partially offset by principal payments made on our term loan.

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

As of June 30, 2022, we had cash and cash equivalents of $108.7 million. We believe that our cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements through at least the next twelve months from the filing of this Quarterly Report on Form 10-Q. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. However, our resource requirements could materially change depending on the outcome of our ongoing strategic alternative review process, including to the extent we identify and enter into any potential strategic transaction. Our future resource requirements will depend on the outcome of the proposed merger transaction with Disc.

Until such time as we can generate substantial product revenue, if ever, and subject to our pursuit of a potential strategic transaction and the consummation of such potential transaction (including the proposed merger transaction with Disc), we expect to finance our operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, ownership interests will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or drug candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, limit, reduce or terminate our research, product development or future commercialization efforts, or grant rights to develop and market drug candidates that we would otherwise prefer to develop and market ourselves.

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

Contractual obligations and commitments

Term loan

In February 2019, we entered into a term loan facility of up to $10.0 million (the “Term Loan”) with SVB. The proceeds were used for general corporate and working capital purposes. Concurrent with the Term Loan, we issued SVB warrants to purchase 15,257 shares of Old Gemini’s Series A preferred stock at an exercise price of $5.46. At the closing of the Business Combination, these warrants were automatically exercised for 15,257 shares of our common stock. As of June 30, 2022 and December 31, 2021, we had $2.9 million and $5.4 million, respectively, in principal outstanding under the Term Loan.

The Term Loan is governed by a loan and security agreement, entered into in February 2019, between Gemini and SVB (the “SVB Loan Agreement”). The SVB Loan Agreement provided for two separate tranches under which we could borrow. In April 2019, we borrowed $7.5 million under the first tranche, and in December 2019, we borrowed $2.5 million under the second tranche.

The Term Loan matures in January 2023 and accrues interest at a floating rate per annum equal to the greater of 3.75% or the prime rate minus 1.5% (3.25% as of June 30, 2022). The Term Loan provides for monthly interest-only payments until February 2021. Thereafter, payments are payable in equal monthly installments of principal, plus all accrued and unpaid interest. We may prepay the Term Loan in whole upon 5 days’ prior written notice to SVB. Any such prepayment of the Term Loan is subject to a prepayment charge of 0.5% of the then outstanding principal balance. Amounts outstanding during an event of default are payable upon SVB’s demand and will accrue interest at an additional rate of 5.0% per annum of the past due amount outstanding.

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

Contract research and manufacturing organizations

We enter into contracts in the normal course of business with CMOs, CROs and other third parties for the manufacture of our product candidates and to support clinical trials and preclinical research studies and testing. These contracts are generally cancelable at any time by us following a certain period of notice. Payments due upon cancellation consist only of payments for services provided or expenses incurred, including noncancelable obligations of our service providers, up to the date of cancellation. We recorded accrued expenses of approximately $0.8 million in our condensed consolidated balance sheet for expenditures incurred by CROs and CMOs as of June 30, 2022.

Disc Merger Agreement

On August 9, 2022, we entered into the Disc Merger Agreement pursuant to which, subject to the satisfaction or waiver of the conditions therein, Gem Merger Sub will merge with and into Disc, with Disc continuing as the surviving company and a wholly-owned subsidiary of the Company. The Disc Merger was unanimously approved by our board of directors (the “Board”), and the Board resolved to recommend approval of the Disc Merger Agreement to our shareholders. The closing of the Disc Merger is subject to approval by our stockholders and the stockholders of Disc and other customary closing conditions.

If we are unable to satisfy certain closing conditions or if other mutual closing conditions are not satisfied, Disc will not be obligated to complete the Disc Merger. The Disc Merger Agreement contains certain termination rights of each of us and Disc. Under certain circumstances detailed in the Disc Merger Agreement, we could be required to pay Disc a termination fee of $3,000,000 or Disc could be required to pay us a termination fee of $7,800,000. In addition, in certain circumstances upon the termination of the Disc Merger Agreement, we could be required to pay the costs and expenses of Disc in an amount not to exceed $750,000, or Disc could be required to pay our costs and expenses in an amount not to exceed $750,000.

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

During the three and six months ended June 30, 2022, there were no material changes to our critical accounting policies as reported in our 2021 Annual Report on Form 10-K.

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

Item 4. Controls and Procedures.

Managements’ Evaluation of our Disclosure Controls and Procedures

As of June 30, 2022, our principal executive officer and principal financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rule 13a-15(e) or Rule 15d-15(e)), with the participation of our management, have each concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective and were designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. It should be noted that any system of controls is designed to provide reasonable, but not absolute, assurances that the system will achieve its stated goals under all reasonably foreseeable circumstances. Our principal executive officer and principal financial officer have each concluded that our disclosure controls and procedures as of June 30, 2022 are effective at a level that provides such reasonable assurances.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the three months ended June 30, 2022 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently subject to any material legal proceedings.

Item 1A. Risk Factors.

The matters discussed in this Quarterly Report on Form 10-Q include forward-looking statements that involve risks or uncertainties. These statements are neither promises nor guarantees, but are based on various assumptions by management regarding future circumstances, over many of which we have little or no control. A number of important risks and uncertainties, including those identified under the caption “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the period ended December 31, 2021 and in subsequent filings, could cause our actual results to differ materially from those in the forward-looking statements. Other than the risk factors set forth below, there are no material changes to the risk factors described in our Annual Report on Form 10-K for the period ended December 31, 2021, as filed with the SEC on March 10, 2022. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Risks Related to our Merger with Disc Medicine, Inc.

Failure to complete, or delays in completing, the proposed merger transaction with Disc (as defined below) announced on August 10, 2022 could materially and adversely affect our results of operations, business, financial results and/or stock price.

In February 2022, the Company announced a corporate restructuring and that it initiated a process to evaluate strategic alternatives. After a comprehensive review of strategic alternatives, including identifying and reviewing potential candidates for a strategic transaction, on August 9, 2022, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Disc Merger Agreement”) with Disc Medicine, Inc., a Delaware corporation (“Disc”), and Gemstone Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“Gem Merger Sub”), pursuant to which, subject to the satisfaction or waiver of the conditions therein, Gem Merger Sub will merge with and into Disc (the “Disc Merger”), with Disc continuing as the surviving company and a wholly-owned subsidiary of the Company. The closing of the Disc Merger is subject to approval by the stockholders of the Company and Disc as well as other customary closing conditions, including the effectiveness of a registration statement filed with the SEC in connection with the transaction. If the merger is completed, the business of Disc will continue as the business of the combined company. Any failure to satisfy a required condition to closing may prevent, delay or otherwise materially and adversely affect the completion of the transaction, which could materially and adversely affect our results of operations, business, financial results and/or stock price. We cannot predict with certainty whether or when any of the required closing conditions will be satisfied or if another uncertainty may arise and cannot assure you that we will be able to successfully consummate the proposed merger as currently contemplated under the Disc Merger Agreement or at all.

Our efforts to complete the Disc Merger could cause substantial disruptions in, and create uncertainty surrounding, our business, which may materially adversely affect our results of operations and our business. Uncertainty as to whether the Disc Merger will be completed may affect our ability to recruit prospective employees or to retain and motivate existing employees. Employee retention may be particularly challenging while the transaction is pending because employees may experience uncertainty about their roles following the transaction. Uncertainty as to our future could adversely affect our business and our relationship with collaborators, suppliers, vendors, regulators and other business partners. For example, vendors, collaborators and other counterparties may defer decisions about working with us or seek to change existing business relationships with us. Changes to, or termination of, existing business relationships could adversely affect our results of operations and financial condition, as well as the market price of our common stock. The adverse effects of the pendency of the transaction could be exacerbated by any delays in completion of the transaction or termination of the Disc Merger Agreement.

Risks related to the failure to consummate, or delay in consummating, the proposed merger transaction with Disc include, but are not limited to, the following:

•
we would not realize any or all of the potential benefits of the Disc Merger, which could have a negative effect on our results of operations, business or stock price;
•
under some circumstances, we may be required to pay a termination fee to Disc of $3,000,000, and/or expense reimbursement of up to $750,000;
•
we would remain liable for significant transaction costs, including legal, accounting, financial advisory and other costs relating to the Disc Merger regardless of whether the Disc Merger is consummated;
•
the trading price of our common stock may decline to the extent that the current market price for our stock reflects a market assumption that the Disc Merger will be completed;

•
the attention of our management and employees may have been diverted to the Disc Merger rather than to our own operations and the pursuit of other opportunities that could have been beneficial to us;
•
we could be subject to litigation related to any failure to complete the Disc Merger;
•
we could potentially lose key personnel during the pendency of the Disc Merger as employees and other service providers may experience uncertainty about their future roles with us following completion of the Disc Merger; and
•
under the Disc Merger Agreement, we are subject to certain customary restrictions on the conduct of our business prior to completing the Disc Merger, which restrictions could adversely affect our ability to conduct our business as we otherwise would have done if we were not subject to these restrictions.

The occurrence of any of these events individually or in combination could materially and adversely affect our results of operations, business, and our stock price.

We cannot be sure if or when the Disc Merger will be completed.

The consummation of the Disc Merger is subject to the satisfaction or waiver of various conditions, including the authorization of the Disc Merger by our shareholders and Disc’s shareholders. We cannot guarantee that the closing conditions set forth in the Disc Merger Agreement will be satisfied. If we are unable to satisfy certain closing conditions or if other mutual closing conditions are not satisfied, Disc will not be obligated to complete the Disc Merger. Under certain circumstances, we would be required to pay Disc a termination fee of $3,000,000, and/or expense reimbursement of Disc of up to $750,000.

If the Disc Merger is not completed, our board of directors, in discharging its fiduciary obligations to our shareholders, would evaluate other strategic alternatives or financing options that may be available, which alternatives may not be as favorable to our shareholders as the Disc Merger, including a liquidation and dissolution. Any future sale or merger, financing or other transaction, including a liquidation or dissolution, may be subject to further shareholder approval. We may also be unable to find, evaluate or complete other strategic alternatives, which may have a materially adverse effect on our business.

Our efforts to complete the Disc Merger could cause substantial disruptions in, and create uncertainty surrounding, our business, which may materially and adversely affect our results of operations and our business. Uncertainty as to whether the Disc Merger will be completed may affect our ability to recruit prospective employees or to retain and motivate existing employees. Employee retention may be particularly challenging while the transaction is pending because employees may experience uncertainty about their roles following the transaction. A substantial amount of our management’s and employees’ attention is being directed toward the completion of the transaction and thus is being diverted from our day-to-day operations. Uncertainty as to our future could adversely affect our business and our relationship with collaborators, suppliers, vendors, regulators and other business partners. For example, vendors, collaborators and other counterparties may defer decisions concerning working with us, or seek to change existing business relationships with us. Changes to, or termination of, existing business relationships could adversely affect our results of operations and financial condition, as well as the market price of our common stock. The adverse effects of the pendency of the transaction could be exacerbated by any delays in completion of the transaction or termination of the Disc Merger Agreement.

Until the Disc Merger is completed, the Disc Merger Agreement restricts Disc and us from taking specified actions without the consent of the other party, and requires us to operate in the ordinary course of business consistent with past practice. These restrictions may prevent Disc and us from making appropriate changes to our respective businesses or pursuing attractive business opportunities that may arise prior to the completion of the Disc Merger.

Any delay in completing the proposed Disc Merger may materially and adversely affect the timing and benefits that are expected to be achieved from the proposed Disc Merger.

The exchange ratio set forth in the Disc Merger Agreement is not adjustable based on the market price of our common stock, so the merger consideration at the closing of the Disc Merger may have a greater or lesser value than at the time the Disc Merger Agreement was signed.

The Disc Merger Agreement has set the exchange ratio for Disc capital stock being converted into the Company’s common stock, and the exchange ratio is based on the outstanding capital stock of Disc and the outstanding common stock of the Company, in each case immediately prior to the closing of the Disc Merger. Applying the exchange ratio formula in the Disc Merger Agreement, the former Disc equityholders immediately before the Disc Merger are expected to own approximately 72% of the outstanding capital stock of the combined company immediately following the Disc Merger, and the equityholders of Gemini immediately before the Disc Merger are expected to own approximately 28% of the outstanding capital stock of the combined company immediately following the Disc Merger, in each case, before giving effect to the concurrent financing and subject to certain assumptions detailed in the Disc Merger Agreement. Under certain circumstances further described in the Disc Merger Agreement, however, these ownership percentages may be adjusted upward or downward based on the cash levels of the respective companies at the closing of the Disc Merger, and as a result, either our stockholders or the Disc stockholders could own less of the combined company than expected.

Any changes in the market price of our common stock before the completion of the Disc Merger will not affect the number of shares of our common stock issuable to Disc’s stockholders pursuant to the Disc Merger Agreement. Therefore, if before the completion of the Disc Merger the market price of our common stock declines from the market price on the date of the Disc Merger Agreement, then Disc’s stockholders could receive merger consideration with substantially lower value than the value of such merger consideration on the date of the Disc Merger Agreement. Similarly, if before the completion of the Disc Merger the market price of our common stock increases from the market price of our common stock on the date of the Disc Merger Agreement, then Disc’s stockholders could receive merger consideration with substantially greater value than the value of such merger consideration on the date of the Disc Merger Agreement. The Disc Merger Agreement does not include a price-based termination right.

The Disc Merger Agreement contains provisions that limit our ability to pursue alternatives to the Disc Merger, could discourage a potential competing acquiror of us from making an alternative transaction proposal and, in specified circumstances, could require us to pay a termination fee to Disc, which could significantly harm our financial condition and the market price of our common stock and negatively affect the future business and operations of each company.

The Disc Merger Agreement contains provisions that make it difficult for us to entertain a third-party proposal for an acquisition of our company. These provisions include our agreement not to solicit or initiate any additional discussions with third parties regarding other proposals for our acquisition, as well as restrictions on our ability to respond to such proposals, subject to fulfillment of certain fiduciary requirements of our board of directors.

If the proposed Disc Merger is not completed and the Disc Merger Agreement is terminated under certain circumstances, we may be required to pay Disc a termination fee of up to $3,000,000, and/or expense reimbursement of up to $750,000. Even if a termination fee is not payable in connection with a termination of the Disc Merger Agreement, the Company will have incurred significant fees and expenses, which must be paid whether or not the Disc Merger is completed. Further, if the proposed Disc Merger is not completed, it could significantly harm the market price of our common stock.

In addition, if the Disc Merger Agreement is terminated and the board of directors of the Company determines to seek another business combination, there can be no assurance that either we will be able to find a partner and close an alternative transaction on terms that are as favorable or more favorable than the terms set forth in the Disc Merger Agreement.

Lawsuits may be filed against us and the members of our board of directors arising out of the proposed merger, which may delay or prevent the proposed merger.

Putative stockholder complaints, including stockholder class action complaints, and other complaints may be filed against us, our board of directors, Disc, Disc’s board of directors and others in connection with the transactions contemplated by the Disc Merger Agreement. The outcome of litigation is uncertain, and we may not be successful in defending against any such future claims. Lawsuits that may be filed against us, our board of directors, Disc, or Disc’s board of directors could delay or prevent the Disc Merger, divert the attention of our management and employees from our day-to-day business and otherwise adversely affect our financial condition.

Our stockholders potentially may not receive any payment on the CVRs and the CVRs may otherwise expire valueless.

The Disc Merger Agreement contemplates that, at or prior to the Effective Time, the Company, the holder’s representative and the Rights Agent (as defined in the CVR Agreement) will execute and deliver a contingent value rights agreement (the “CVR Agreement”), pursuant to which each person who as of immediately prior to the Effective Time was a stockholder of record of the Company or had the right to receive the Company’s common stock will be entitled to receive a contractual contingent value right ("CVR") issued by the Company subject to and in accordance with the terms and conditions of the CVR Agreement. Each CVR will entitle the holder of the CVR to receive a certain number of shares of common stock of the combined company calculated based on the quotient of the gross proceeds, if any, received in connection with the sale, license, transfer, disposition or other monetizing event of any assets related to drug products, raw materials, and biological materials to which Gemini or any of its subsidiaries owned or had rights to immediately prior to the Effective Time and the weighted average closing market price for the five trading days prior to the date of issuance of the CVR. The right of our stockholders to derive any value from the CVRs will be contingent solely upon the disposition of such assets within the time periods specified in the CVR Agreement.

We may not be able to achieve successful results from the disposition of such assets as described above. If this is not achieved for any reason within the time periods specified in the CVR Agreement, no payments will be made under the CVRs, and the CVRs will expire valueless.

Certain of the Company’s officers and directors may have interests in the proposed Disc Merger that are different from, or in conflict with or in addition to, those of the Company’s stockholders generally.

Certain officers and directors of the Company may have interests in the proposed Disc Merger that are different from the interests of the Company’s stockholders generally, including potentially, among others, the continued service as a director of the combined company, the acceleration of stock option vesting, and continued indemnification.

The closing of the Disc Merger will also result in the acceleration of vesting of options to purchase shares of our common stock held by our executive officers and directors, whether or not there is a covered termination of such officer's employment. In addition, certain of Gemini’s current directors and executive officers are expected to become directors of the surviving company upon the closing of the Disc Merger, and all of Gemini’s directors and executive officers are entitled to certain indemnification and liability insurance coverage pursuant to the terms of the Disc Merger Agreement. These interests, among others, may influence the officers and directors of the Company and cause them to view the Disc Merger differently from how the Company’s stockholders generally may view it.

The market price of our common stock following the Disc Merger may decline as a result of the Disc Merger.

The market price of our common stock may decline as a result of the Disc Merger for a number of reasons, including if:

•
investors react negatively to the prospects of the combined company's product candidates, business and financial condition following the Disc Merger;
•
the effect of the Disc Merger on the combined company's business and prospects is not consistent with the expectations of financial or industry analysts; or
•
the combined company does not achieve the perceived benefits of the Disc Merger as rapidly or to the extent anticipated by financial or industry analysts.

The Company’s equityholders will have a reduced ownership and voting interest in, and will exercise less influence over the management of, the Company following the closing of the Disc Merger as compared to their current ownership and voting interest in the Company.

After the completion of the Disc Merger, the current securityholders of the Company will own a smaller percentage of the combined company than their ownership in the Company prior to the Disc Merger. Immediately after the Disc Merger, it is currently estimated that pre-merger Gemini’s equityholders will own approximately 28% of the common stock of the combined company, and pre-merger Disc equityholders will own approximately 72% of the common stock of the combined company, in each case, before giving effect to the concurrent financing and subject to certain assumptions. These estimates are based on the anticipated exchange ratio and are subject to adjustment as provided in the Disc Merger Agreement.

In addition, the nine-member board of directors of the combined company will initially include one individual with prior affiliations with Gemini. Consequently, securityholders of Gemini will be able to exercise less influence over the management and policies of the combined organization following the closing of the Disc Merger than they currently exercise over the management and policies of Gemini.

The Company’s stockholders may not realize a benefit from the Disc Merger commensurate with the ownership dilution they will experience in connection with the Disc Merger.

If the combined company is unable to realize the strategic and financial benefits currently anticipated from the proposed Disc Merger, the Company’s stockholders will have experienced substantial dilution of their ownership interests in the Company without receiving the expected commensurate benefit, or only receive part of the commensurate benefit to the extent the combined company is able to realize only part of the expected strategic and financial benefits currently anticipated from the proposed Disc Merger.

Because the lack of a public market for Disc’s capital stock makes it difficult to evaluate the value of Disc’s capital stock, the stockholders of Disc may receive shares of our common stock in the Disc Merger that have a value that is greater than the fair market value of Disc’s capital stock.

The outstanding capital stock of Disc is privately held and is not traded in any public market. The lack of a public market makes it extremely difficult to determine the fair market value of Disc. Because the percentage of our common stock to be issued to Disc’s stockholders was determined based on negotiations between the parties, it is possible that Gemini may pay more than the aggregate fair market value for Disc, which could adversely impact the value of the holders of Gemini’s common stock prior to the consummation of the merger.

If we do not successfully consummate the Disc Merger or another strategic transaction, our board of directors may decide to pursue a dissolution and liquidation of the Company. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities, as to which we can give you no assurance.

There can be no assurance that the Disc Merger will be completed. If the Disc Merger is not completed, our board of directors may decide to pursue a dissolution and liquidation of the Company. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such decision and, ultimately, such liquidation, since the amount of cash available for distribution continues to decrease as we fund our operations while pursuing the Disc Merger. In addition, if our board of directors were to approve and recommend, and our stockholders were to approve, a dissolution and liquidation of the company, we would be required under Delaware corporate law to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to stockholders. Our commitments and contingent liabilities may include obligations under our employment and related agreements with certain employees that provide for severance and other payments following a termination of employment occurring for various reasons, including a change in control of the company, litigation against us, and other various claims and legal actions arising in the ordinary course of business, and other unexpected and/or contingent liabilities. As a result of this requirement, a portion of our assets would need to be reserved pending the resolution of such obligations.

In addition, we may be subject to litigation or other claims related to a dissolution and liquidation of the Company. If a dissolution and liquidation were to be pursued, our board of directors, in consultation with our advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of our common stock could lose all or a significant portion of their investment in the event of a liquidation, dissolution or winding up of our company. A liquidation would be a lengthy and uncertain process with no assurance of any value ever being returned to our stockholders.

We are substantially dependent on our remaining employees to facilitate the consummation of the merger.

As of August 9, 2022, we had only four full-time employees and one part-time employee. Our ability to successfully complete the Disc Merger depends in large part on our ability to retain certain remaining personnel. Despite our efforts to retain these employees, one or more may terminate their employment with us on short notice. The loss of the services of certain employees could potentially harm our ability to consummate the Disc Merger, to run our day-to-day business operations, as well as to fulfill our reporting obligations as a public company.

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

2.1

Agreement and Plan of Merger and Reorganization, dated August 9, 2022, by and among Gemini Therapeutics, Inc., Gemstone Merger Sub, Inc. and Disc Medicine, Inc. (incorporated by reference from Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 10, 2022).

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

GEMINI THERAPEUTICS, INC.

Date: August 11, 2022	By:	/s/ Georges Gemayel
Dr. Georges Gemayel
Interim President and Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2022	By:	/s/ Brian Piekos
Brian Piekos Chief Financial Officer and Chief Business Officer
(Principal Financial Officer)