Form 10-Q
period 2022-09-30
Gemini Therapeutics, Inc. /DE
filed 2022-11-10
CIK 1816736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 4, 2022, the registrant had 43,328,315 shares of common stock, $0.0001 par value per share, outstanding.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements relate to expectations for future financial performance, business strategies or expectations for our business. These forward-looking statements are based on information available as of the date of this report and our management’s current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. Specifically, forward-looking statements may include, but are not limited to, statements relating to or about:

•
our ability to complete, on a timely basis or at all, the potential merger transaction with Disc Medicine, Inc. (“Disc”) announced on August 10, 2022 and our ability to preserve financial resources prior to completion of the transaction;
•
our ability to evaluate strategic alternatives during the pendency of the merger with Disc, given limitations in the merger agreement;
•
costs associated with our restructuring, and the savings benefits we expect to receive from the restructuring;
•
success in retaining, or changes required in, our remaining current officers, key employees or directors;
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
•
the timing, scope and likelihood of regulatory filings, if any;
•
our ability to obtain marketing approvals of our product candidates and to meet existing or future regulatory standards or comply with post-approval requirements, to the extent relevant;
•
our expectations regarding the potential market size and the size of the patient populations for our product candidates, if approved for commercial use;
•
our commercialization, marketing and manufacturing capabilities and strategy, to the extent relevant;
•
our intellectual property position and expectations regarding our ability to obtain and maintain intellectual property protection;
•
the impact of laws and government regulations;
•
our competitive position and expectations regarding developments and projections relating to our competitors and any competing therapies that are or become available, to the extent we continue to operate our business;
•
developments and expectations regarding developments and projections relating to our competitors and industry;
•
the loss of our remaining executive, financial and strategic alternatives teams;
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
•
the risk that the loss of key employees disrupts our operations and our ability to complete the proposed merger transaction with Disc;
•
changes in applicable laws or regulations;
•
the ability to meet continued listing criteria under the Nasdaq Listing Rules;
•
the possibility that we may be adversely affected by other economic, geopolitical, business, and/or competitive factors; and
•
other risks and uncertainties described under the section of our most recent Annual Report on Form 10-K for the year ended December 31, 2021 entitled “Risk Factors” and our other filings with the U.S. Securities and Exchange Commission (“SEC”).

ii

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Gemini Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share amounts)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$101,737	$136,627
Restricted cash, current	-	223
Prepaid expenses and other current assets	2,927	3,250
Total current assets	104,664	140,100

Restricted cash, non-current	-	100
Other assets	1,367	237
Total assets	$106,031	$140,437

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,139	$2,950
Accrued expenses and other current liabilities	325	6,884
Term loan, current portion	-	5,000
Total current liabilities	1,464	14,834

Other liabilities	-	358
Term loan, net of current portion and discount	-	404
Total liabilities	1,464	15,596

Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of September 30, 2022 and December 31, 2021	-	-
Common stock, $0.0001 par value; 250,000,000 shares authorized; 43,299,453 and 43,208,159 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	4	4
Additional paid-in capital	314,851	309,527
Accumulated deficit	(210,288)	(184,690)
Total stockholders' equity	104,567	124,841

Total liabilities and stockholders' equity	$106,031	$140,437

The accompanying notes are an integral part of the condensed consolidated financial statements.

Gemini Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$438	$13,455	$12,822	$36,083
General and administrative	3,299	4,995	13,326	15,177
Total operating expenses	3,737	18,450	26,148	51,260
Loss from operations	(3,737)	(18,450)	(26,148)	(51,260)
Other income (expense):
Interest expense	(41)	(104)	(155)	(2,073)
Interest income	499	5	657	11
Loss on conversion of convertible notes	-	-	-	(711)
Other expense	-	(2)	-	(13)
Other income	2	-	48	-
Net loss and comprehensive loss	$(3,277)	$(18,551)	$(25,598)	$(54,046)
Net loss per share, basic and diluted	$(0.08)	$(0.43)	$(0.59)	$(1.37)
Weighted average common shares outstanding, basic and diluted	43,264,616	43,091,822	43,236,171	39,427,476

The accompanying notes are an integral part of the condensed consolidated financial statements.

Gemini Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share amounts)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Old Gemini Common Stock		Common Stock		Additional paid-in	Accumulated	Total stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance at December 31, 2020 (as previously reported)	39,722,088	$47,113	24,790,938	$33,336	6,900,493	$7	-	$-	$10,504	$(112,821)	$(102,310)
Retroactive application of the recapitalization due to the Business Combination (Note 3)	(39,722,088)	(47,113)	(24,790,938)	(33,336)	(6,900,493)	(7)	15,565,380	2	80,454	-	80,449
Balance at December 31, 2020, effect of Business Combination (Note 3)	-	-	-	-	-	-	15,565,380	2	90,958	(112,821)	(21,861)
Issuance of common stock upon Business Combination, net of issuance costs (Note 3)	-	-	-	-	-	-	25,041,150	2	195,880	-	195,882
Conversion of promissory notes (Note 3)	-	-	-	-	-	-	2,341,316	-	14,515	-	14,515
Issuance of common stock upon exercise of warrants (Note 3)	-	-	-	-	-	-	15,257	-	76	-	76
Vesting of restricted common stock	-	-	-	-	-	-	35,561	-	-	-	-
Issuance of common stock upon exercise of stock options	-	-	-	-	-	-	3,480	-	4	-	4
Stock-based compensation expense	-	-	-	-	-	-	-	-	1,593	-	1,593
Net loss	-	-	-	-	-	-	-	-	-	(19,048)	(19,048)
Balance at March 31, 2021	-	-	-	-	-	-	43,002,144	4	303,026	(131,869)	171,161
Issuance of common stock upon exercise of stock options	-	-	-	-	-	-	52,968	-	106	-	106
Stock-based compensation expense	-	-	-	-	-	-	-	-	2,862	-	2,862
Net loss	-	-	-	-	-	-	-	-	-	(16,447)	(16,447)
Balance at June 30, 2021	-	$-	-	$-	-	$-	43,055,112	$4	$305,994	$(148,316)	$157,682
Issuance of common stock upon exercise of stock options	-	-	-	-	-	-	57,630	-	71	-	71
Stock-based compensation expense	-	-	-	-	-	-	-	-	1,659	-	1,659
Net loss	-	-	-	-	-	-	-	-	-	(18,551)	(18,551)
Balance at September 30, 2021	-	$-	-	$-	-	$-	43,112,742	$4	$307,724	$(166,867)	$140,861

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Old Gemini Common Stock		Common Stock		Additional paid-in	Accumulated	Total stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance at December 31, 2021	-	$-	-	$-	-	$-	43,208,159	$4	$309,527	$(184,690)	$124,841
Issuance of common stock upon exercise of stock options	-	-	-	-	-	-	19,000	-	25	-	25
Stock-based compensation expense	-	-	-	-	-	-	-	-	1,976	-	1,976
Net loss	-	-	-	-	-	-	-	-	-	(15,231)	(15,231)
Balance at March 31, 2022	-	-	-	-	-	-	43,227,159	4	311,528	(199,921)	111,611
Issuance of common stock upon exercise of stock options	-	-	-	-	-	-	7,334	-	9	-	9
Proceeds from sale of stock under employee stock purchase plan	-	-	-	-	-	-	9,960	-	11	-	11
Stock-based compensation expense	-	-	-	-	-	-	-	-	2,356	-	2,356
Net loss	-	-	-	-	-	-	-	-	-	(7,090)	(7,090)
Balance at June 30, 2022	-	$-	-	$-	-	$-	43,244,453	$4	$313,904	$(207,011)	$106,897
Vesting of restricted common stock	-	-	-	-	-	-	50,000	-	-	-	-
Issuance of common stock upon exercise of stock options	-	-	-	-	-	-	5,000	-	6	-	6
Stock-based compensation expense	-	-	-	-	-	-	-	-	941	-	941
Net loss	-	-	-	-	-	-	-	-	-	(3,277)	(3,277)
Balance at September 30, 2022	-	$-	-	$-	-	$-	43,299,453	$4	$314,851	$(210,288)	$104,567

The accompanying notes are an integral part of the condensed consolidated financial statements.

Gemini Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(25,598)	$(54,046)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	-	185
Stock-based compensation expense	5,273	6,114
Non-cash interest expense	54	257
Loss on conversion of convertible notes	-	711
Accretion of discount on convertible notes	-	1,600
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	323	(4,098)
Deferred offering or transaction costs	(1,169)	1,341
Other assets	39	(232)
Accounts payable	(1,811)	(459)
Accrued expenses and other current liabilities	(6,958)	1,595
Net cash used in operating activities	(29,847)	(47,032)
Cash flows from investing activities:
Purchase of property and equipment	-	(61)
Net cash used in investing activities	-	(61)
Cash flows from financing activities:
Proceeds from Business Combination, net	-	195,882
Proceeds from exercise of stock options	40	110
Proceeds from sale of stock under employee stock purchase plan	11	-
Principal payments on term loan	(5,417)	(3,333)
Net cash provided by (used in) financing activities	(5,366)	192,659
Increase (decrease) in cash, cash equivalents and restricted cash	(35,213)	145,566
Cash, cash equivalents and restricted cash at beginning of period	136,950	4,826
Cash, cash equivalents and restricted cash at end of period	$101,737	$150,392

Supplemental disclosure
Cash paid for interest	$118	$248

Noncash financing activities
Proceeds from exercise of stock options included in other current assets	$-	$71
Conversion of convertible notes to Series B preferred stock	$-	$14,515
Exercise of warrants	$-	$76
Property and equipment purchases included in accounts payable and accrued expenses	$-	$9

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

In February 2022, the Company announced a corporate restructuring and that it initiated a process to evaluate strategic alternatives. After a comprehensive review of strategic alternatives, including identifying and reviewing potential candidates for a strategic transaction, on August 9, 2022, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Disc Merger Agreement”) with Disc Medicine, Inc., a Delaware corporation (“Disc”), and Gemstone Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“Gem Merger Sub”), pursuant to which, subject to the satisfaction or waiver of the conditions therein, Gem Merger Sub will merge with and into Disc (the “Disc Merger”), with Disc continuing as the surviving company and a wholly-owned subsidiary of the Company. In connection with the Disc Merger, the Company will distribute to the pre-closing Gemini stockholders contingent value rights (“CVRs”), representing the contractual right to receive payments from the post-closing combined company upon receipt of certain proceeds derived from consideration paid as a result of the disposition of the Company’s pre-Disc Merger assets, net of certain permitted deductions for expenses. The Disc Merger was unanimously approved by the Company’s board of directors (the “Board”), and the Board resolved to recommend approval of the Disc Merger Agreement to the Company’s shareholders. The closing of the Disc Merger is subject to approval by the stockholders of the Company and Disc as well as other customary closing conditions, including the effectiveness of a registration statement filed on Form S-4 with the SEC in connection with the transaction. If the merger is completed, the business of Disc will continue as the business of the combined company. For additional information regarding such transaction, please refer to Note 2, Merger Agreement, to these condensed consolidated financial statements.

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

In addition to risks related to the Company’s ability to consummate the Disc Merger, and until the consummation of the Disc Merger, the Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, uncertainty of product development and commercialization, lack of marketing and sales history, development by its competitors of new technological innovations, dependence on key personnel, market acceptance of products, product liability, protection of proprietary technology, ability to raise additional financing, compliance with government regulations and the impact of the ongoing and evolving novel coronavirus disease (“COVID-19”) pandemic. If the Company does not successfully commercialize any of its product candidates, it will be unable to generate recurring product revenue or achieve profitability.

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

Prior to the Business Combination, the Company primarily financed its operations through the sale of convertible preferred stock, borrowings under convertible promissory notes and borrowings under loan agreements. The Company believes that its $101.7 million of cash and cash equivalents as of September 30, 2022 will enable it to fund its planned operations for at least twelve months from the issuance date of these condensed consolidated financial statements, though the Company may raise additional capital through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. Management’s expectations with respect to its ability to fund current planned operations is based on estimates that are subject to risks and uncertainties. Its operating plan may change as a result of many factors currently unknown to management, and there can be no assurance that the current operating plan will be achieved in the time frame anticipated by the Company, and it may need to seek additional funds sooner than anticipated. Furthermore, the operating plan could materially change depending on the outcome of our ongoing strategic alternative review process, including if the Disc Merger is not successfully consummated on a timely basis or at all. In the event that the Company does not complete the transaction with Disc, if adequate funds are not available to the Company on a timely basis, on acceptable terms or at all, management may be required to delay, limit, reduce or terminate certain of its research, product development or future commercialization efforts, obtain funds through arrangements with collaborators on terms unfavorable to the Company, or pursue merger or acquisition strategies, all of which could adversely affect the holdings or the rights of its stockholders.

Macroeconomic Conditions

The Company is currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability, including in Europe, and record inflation. The Company's business, financial condition and results of operations could be materially and adversely affected by any negative impact on the global economy and capital markets resulting from these global economic conditions, particularly if such conditions are prolonged or worsen.

Economic uncertainty in various global markets, including the U.S. and Europe, caused by political instability and conflict and economic challenges caused by the ongoing COVID-19 pandemic, have led to market disruptions, including significant volatility in commodity prices, credit and capital market instability and supply chain interruptions, which have caused record inflation globally.

The Company has not incurred impairment losses in the carrying values of its assets as a result of these macroeconomic conditions and it is not aware of any specific related event or circumstance that would require it to revise its estimates reflected in these condensed consolidated financial statements. Although, to date, the Company's business has not been materially impacted by these global economic and geopolitical conditions, it is impossible to predict the extent to which the Company's operations will be impacted in the short and long term, or the ways in which such instability could impact the Company's business and results of operations. The extent and duration of these market disruptions, whether as a result of the military conflict between Russia and Ukraine, geopolitical tensions, record inflation or otherwise, are impossible to predict, but could be substantial. Furthermore, the ongoing COVID-19 pandemic and related impacts have resulted in and will likely continue to result in significant disruptions to the global economy and capital markets around the world. The Company cannot predict the future progression or full impact of the outbreak and its effects on the Company’s business and operations. Any such disruptions may also magnify the impact of other risks described in this report.

2. Merger Agreement

In February 2022, the Company announced a corporate restructuring and that it initiated a process to evaluate strategic alternatives. After a comprehensive review of strategic alternatives, including identifying and reviewing potential candidates for a strategic transaction, on August 5, 2022, the Company formed a wholly-owned subsidiary, Gemstone Merger Sub, Inc. (“Gem Merger Sub”), a Delaware shell company formed solely for the purpose of merging with Disc Medicine, Inc., a Delaware corporation (“Disc”) in connection with the proposed merger transaction with Disc described below.

On August 9, 2022, the Company entered into the Disc Merger Agreement with Disc and Gem Merger Sub, pursuant to which, subject to the satisfaction or waiver of the conditions therein, Gem Merger Sub will merge with and into Disc, with Disc continuing as the surviving company and a wholly-owned subsidiary of the Company. The Disc Merger was unanimously approved by the Board, and the Board resolved to recommend approval of the Disc Merger Agreement to the Company’s shareholders.

The transaction is expected to close in the fourth quarter of 2022. The closing of the Disc Merger is subject to approval by the stockholders of the Company and Disc as well as other customary closing conditions, including the effectiveness of a registration statement on Form S-4 filed with the SEC in connection with the transaction and Nasdaq’s approval of the listing of the shares of the Company’s common stock to be issued in connection with the transaction. If the Company is unable to satisfy certain closing conditions or if other mutual closing conditions are not satisfied, Disc will not be obligated to complete the Disc Merger. The Disc Merger Agreement contains certain termination rights of each of the Company and Disc. Under certain circumstances detailed in the Disc Merger Agreement, the Company could be required to pay Disc a termination fee of $3,000,000 or Disc could be required to pay the Company a termination fee of $7,800,000. In addition, in certain circumstances upon the termination of the Disc Merger Agreement, the Company could be required to pay the costs and expenses of Disc in an amount not to exceed $750,000, or Disc could be required to pay our costs and expenses in an amount not to exceed $750,000. If the merger is completed, the business of Disc will continue as the business of the combined company. During both the three and nine months ended September 30, 2022, the Company capitalized $1.2 million of deferred transaction costs associated with the proposed merger transaction with Disc, which was included in other assets in the Company’s condensed consolidated balance sheet as of September 30, 2022.

Subject to the terms and conditions of the Disc Merger Agreement, at the effective time of the Disc Merger (the "Effective Time"), each then outstanding share of Disc common stock (including shares of Disc common stock issued upon conversion of Disc preferred stock and shares of Disc common stock issued in the concurrent financing transaction) will be converted into the right to receive a number of shares of the Company’s common stock (subject to the payment of cash in lieu of fractional shares and after giving effect to a reverse stock split of the Company’s common stock) calculated in accordance with the Disc Merger Agreement (the “Exchange Ratio”). Further, at the Effective Time, each person who as of immediately prior to the Effective Time was a stockholder of record of the Company or had the right to receive the Company’s common stock will be entitled to receive a contractual CVR issued by the Company subject to and in accordance with the terms and conditions of a Contingent Value Rights Agreement between the Company, the holder’s representative and the rights agent (the “CVR Agreement”), representing the contractual right to receive payments from the post-closing combined company upon receipt of certain proceeds derived from consideration paid as a result of the disposition of the Company’s pre-Disc Merger assets, net of certain permitted deductions for expenses.

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

The Company’s future operations are highly dependent on the success of the Disc Merger and there can be no assurances that the Disc Merger will be successfully consummated. In the event that the Company does not complete the transaction with Disc, the Company may explore other strategic alternatives, including, without limitation, another strategic transaction and/or pursue a dissolution and liquidation of the Company.

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

In connection with the Business Combination, the Company incurred equity issuance costs and other costs considered direct and incremental to the transaction totaling $21.0 million, consisting of legal, accounting, financial advisory and other professional fees. These amounts are reflected within additional paid-in capital in the condensed consolidated balance sheet as of September 30, 2022.

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

In the opinion of management, all adjustments necessary for a fair statement of the financial information, which are of a normal and recurring nature, have been made for the interim periods reported. Results of operations for the three and nine months ended September 30, 2022 and 2021 are not necessarily indicative of the results for the entire fiscal year or any other period. The condensed consolidated financial information for the three and nine months ended September 30, 2022 and 2021 have been prepared on the same basis as and should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K as filed with the SEC on March 10, 2022.

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

The significant accounting policies used in preparation of these unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2022 are consistent with those discussed in Note 3 to the consolidated financial statements in the Company’s 2021 Annual Report on Form 10-K and are updated below as necessary.

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

As there is no authoritative guidance under GAAP for accounting for grants to for-profit business entities, the Company accounts for the grant by analogy to International Accounting Standards 20 – Accounting for Government Grants and Disclosure of Government Assistance (“IAS 20”). During the three months ended June 30, 2022, the Company recorded an employee retention credit of $1.0 million upon completion of an analysis providing reasonable assurance that it met the conditions set forth in the CARES Act and it was reasonably assured that it will receive the employee retention credit. The employee retention credit is recorded in research and development expenses and general and administrative expenses in the manner in which the qualified wages and related costs were classified. $0.7 million and $0.3 million have been recorded to reduce research and development and general and administrative expenses, respectively, in the accompanying condensed consolidated statement of operations and comprehensive loss for the nine months ended September 30, 2022. During the three months ended September 30, 2022, the Company received $0.1 million of the employee retention credit. As of September 30, 2022, the employee retention credit receivable of $0.9 million is included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet.

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

Restricted cash

Restricted cash amounted to $0 and $0.3 million as of September 30, 2022 and December 31, 2021, which consisted of $0.1 million to collateralize the Company’s credit card and $0.2 million to collateralize its irrevocable standby letter of credit for its facility lease arrangement as of December 31, 2021. The facility lease arrangement was terminated on December 31, 2021.

A reconciliation of the cash and cash equivalents and restricted cash as presented in the Company’s condensed consolidated balance sheets to the Company’s condensed consolidated statements of cash flows is as follows (in thousands):

	September 30, 2022	December 31, 2021
Cash and cash equivalents	$101,737	$136,627
Restricted cash	-	323
Total cash, cash equivalents and restricted cash	$101,737	$136,950

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

5. Fair value measurements

The following tables present information about the Company’s financial assets and liabilities measured at fair value (in thousands) on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values:

September 30, 2022	Level 1	Level 2	Level 3	Total
Assets
Money market funds in cash and cash equivalents	$100,737	$-	$-	$100,737

December 31, 2021	Level 1	Level 2	Level 3	Total
Assets
Money market funds in cash and cash equivalents	$135,631	$-	$-	$135,631

The values of cash equivalents are classified as Level 1 measurements under the fair value hierarchy as these assets have been valued using quoted market prices in active markets and do not have any restrictions on redemption. As of September 30, 2022 and December 31, 2021, cash equivalents were comprised of funds in money market accounts. There were no transfers or reclassifications between Level 1, Level 2 and Level 3 during the three and nine months ended September 30, 2022.

6. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Accrued payroll and benefits	$179	$2,603
Accrued professional fees	87	233
Accrued external research and development	59	4,031
Accrued interest	-	17
	$325	$6,884

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

Of the $1.7 million in costs recognized related to the February 2022 restructuring plan, $1.0 million and $0.7 million have been charged to research and development and general and administrative expenses, respectively, in the accompanying condensed consolidated statement of operations and comprehensive loss for the nine months ended September 30, 2022. During the nine months ended September 30, 2022, the Company paid $2.6 million in severance benefits to separating employees related to the restructuring plans, with $0.9 million related to the October 2021 restructuring plan and $1.7 million related to the February 2022 restructuring plan. As of September 30, 2022 and December 31, 2021, unpaid severance costs of $18 thousand and $0.9 million, respectively, are included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheet for each period.

8. Term loan

In February 2019, the Company entered into a term loan facility of up to $10.0 million (the “Term Loan”) with Silicon Valley Bank (“SVB”). The proceeds were used for general corporate and working capital purposes. Concurrent with the Term Loan, the Company issued SVB warrants to purchase 15,257 shares of the Company’s Series A preferred stock at an exercise price of $5.46. The Company repaid the Term Loan in whole in September 2022. As of September 30, 2022 and December 31, 2021, the Company had $0 and $5.4 million, respectively, in principal outstanding under the Term Loan.

The Term Loan was governed by a loan and security agreement, entered into in February 2019, between the Company and SVB (the “SVB Loan Agreement”). The SVB Loan Agreement provided for two separate tranches under which the Company could borrow. In April 2019, the Company borrowed $7.5 million under the first tranche, and in December 2019, the Company borrowed $2.5 million under the second tranche.

The Term Loan initially matured in July 2022 and accrued interest at a floating rate per annum equal to the greater of 3.75% or the prime rate minus 1.5% (4.0% as of September 15, 2022, the prepayment date). The Term Loan initially provided for monthly interest-only payments until July 2020. Thereafter, payments were payable in equal monthly installments of principal, plus all accrued and unpaid interest.

In April 2020, the Company entered into a deferral agreement with SVB to defer scheduled principal repayments on its Term Loan by six months. The deferral agreement was offered to the Company in connection with SVB’s venture debt relief initiative, which was started due to the COVID-19 pandemic. The Company’s first principal payment under its credit facility occurred in February 2021. The required monthly interest-only payment was not impacted by the deferral. The Term Loan’s new maturity date was in January 2023. After considering the debt guidance in ASC 470, the Company concluded that it did not meet the indicators of a troubled debt restructuring and accounted for the deferral of principal payment as a debt modification. Since there were no fees paid to SVB in connection with the deferral agreement, the Company did not record any adjustments to the Company’s condensed consolidated financial statements related to this deferral.

The Company prepaid the Term Loan in whole in September 2022 upon 5 days’ prior written notice to SVB. The prepayment of the Term Loan was subject to a prepayment charge of 0.5% of the then outstanding principal balance. At the end of the loan term, the Company was also required to pay a final end of term charge to SVB in the amount of 4.0% of the aggregate original principal amount advanced by SVB. The amount of the end of term charge had been accrued over the loan term as interest expense. The Company paid the end of term charge of $0.4 million in September 2022 upon prepayment of the Term Loan in whole. As of September 30, 2022 and December 31, 2021, the Company had a liability related to the end of term charge of $0 and $0.4 million, respectively, which has been classified within other long-term liabilities as of December 31, 2021.

Interest expense for the Term Loan was $41 thousand and $0.1 million for the three months ended September 30, 2022 and 2021, respectively, and $0.2 million and $0.4 million for the nine months ended September 30, 2022 and 2021, respectively.

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

Interest expense for the Notes was $0 for each of the three months ended September 30, 2022 and 2021 and $0 and $1.7 million for the nine months ended September 30, 2022 and 2021, respectively.

10. Stockholders’ Equity

The condensed consolidated statement of stockholders’ equity has been retroactively adjusted for all periods presented to reflect the Business Combination and reverse recapitalization as defined in Note 3, Business Combination.

Preferred Stock

Upon closing of the Business Combination and pursuant to the terms of the Company's Amended and Restated Certificate of Incorporation entered into on February 5, 2021 (the “Certificate of Incorporation”), the Company authorized 10,000,000 shares of preferred stock with a par value $0.0001 per share. The Company’s board of directors has the authority, without further action by the stockholders, to issue such shares of preferred stock in one or more series, to establish from time to time the number of shares to be included in each such series, and to fix the designations, powers, voting, and other rights, preferences and privileges of the shares. There were no issued and outstanding shares of preferred stock as of September 30, 2022.

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

2021 Gemini Equity Incentive Plan

In February 2021, FSDC’s stockholders approved the 2021 Stock Option and Incentive Plan (the “2021 Plan”), pursuant to which 4,264,341 shares of common stock were reserved for issuance. The 2021 Plan provides for the Company to grant incentive stock options or nonqualified stock options for the purchase of common stock, stock appreciation rights, restricted stock awards, restricted stock units, unrestricted stock awards, cash-based awards and dividend equivalent rights to employees, officers, directors and consultants of Gemini. Incentive stock options may only be granted to employees. The 2021 Plan is administered by the plan administrator, which is the Compensation Committee of Gemini’s board of directors, provided therein, which has discretionary authority, subject only to the express provisions of the 2021 Plan, to interpret the 2021 Plan; determine eligibility for and grant awards; determine form of settlement of awards (whether in cash, shares of stock, other property or a combination of the foregoing), determine, modify or waive the terms and conditions of any award; prescribe forms, rules and procedures; and otherwise do all things necessary to carry out the purposes of the 2021 Plan. The number of shares of common stock reserved for issuance under the 2021 Plan automatically increases on January 1 of each calendar year, starting on January 1, 2022 and continuing through January 1, 2031, in an amount equal to 4% of the total number of shares of the Company’s capital stock outstanding on the last day of the calendar month before the date of each automatic increase, or a lesser number of shares determined by the Company’s board of directors. Subject to this provision, the Company added 1,728,326 shares available for grant to the 2021 Plan effective January 1, 2022. As of September 30, 2022, 3,442,163 shares remained available for future issuance under the 2021 Plan.

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

2021 Inducement Plan

In February 2021, the Company’s board of directors approved the 2021 Inducement Plan. The 2021 Inducement Plan is a non-stockholder approved stock plan under which the Company grants equity awards to induce highly-qualified prospective officers and employees who are not currently employed by the Company to accept employment and provide them with a proprietary interest in the Company. The Company intends that the 2021 Inducement Plan be reserved for persons to whom the Company may issue securities without stockholder approval as an inducement pursuant to Rule 5635(c)(4) of the Marketplace Rules of the NASDAQ Stock Market, Inc. The 2021 Inducement Plan is administered by the board of directors or the Compensation Committee of the board, which determines the types of awards to be granted, including the number of shares subject to the awards, the exercise price and the vesting schedule. Awards granted under the 2021 Inducement Plan expire no later than ten years from the date of grant. As of September 30, 2022, 1,159,408 shares were available for issuance under the 2021 Inducement Plan.

2021 Employee Stock Purchase Plan

In July 2021, the Company’s board of directors approved the 2021 Employee Stock Purchase Plan (“2021 ESPP”). The first offering period under the 2021 ESPP began on December 1, 2021. The Company recorded $0 and $22 thousand of stock-based compensation expense related to the 2021 ESPP during the three and nine months ended September 30, 2022, respectively. As of September 30, 2022, 420,591 shares remained available for future issuance under the 2021 ESPP. The number of shares of common stock reserved for issuance under the 2021 ESPP automatically increases on January 1 of each calendar year, starting on January 1, 2023 and continuing through January 1, 2031, in an amount equal to the least of (a) 1% of the total number of shares of the Company’s capital stock outstanding on the last day of the calendar month before the date of each automatic increase, (b) 430,551 shares of common stock, or (c) such number of shares determined by the Company’s board of directors.

Stock-based compensation expense

The Company recorded stock-based compensation expense in the following expense categories of its condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$(2)	$277	$675	$2,236
General and administrative	943	1,382	4,598	3,878
Total stock-based compensation expense	$941	$1,659	$5,273	$6,114

12. Net loss per share

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss attributable to common stockholders	$(3,277)	$(18,551)	$(25,598)	$(54,046)
Weighted average common shares outstanding, basic and diluted	43,264,616	43,091,822	43,236,171	39,427,476
Net loss per share attributable to common stockholders, basic and diluted	$(0.08)	$(0.43)	$(0.59)	$(1.37)

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

	As of September 30,
	2022	2021
Unvested restricted stock	569,084	-
Common stock options outstanding	3,301,028	4,988,293
	3,870,112	4,988,293

13. Commitments and contingencies

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

License agreements

In April 2017, the Company entered into a Research Collaboration and License Agreement with Sanquin Blood Supply Foundation (“Sanquin”) (the “2017 License Agreement”) to develop antibodies that bind and enhance the activity of CFH. As consideration for the license, the Company paid a one-time, non-refundable upfront payment of $0.1 million. The 2017 License Agreement includes additional consideration upon the achievement of certain development and commercial milestones (i.e., once net sales targets exceed certain thresholds) totaling up to an aggregate amount of $29.0 million. Finally, the Company is required to make royalty payments of between 1.25% and 2.50% of net product sales if commercialization is achieved. On March 7, 2022, the Company entered into an amendment to the 2017 License Agreement (the “2022 Amendment”) to clarify that certain patent rights directed to CFH potentiating antibodies are jointly owned by the Company and Sanquin. Under the 2022 Amendment, Sanquin granted the Company an exclusive (even as to Sanquin) royalty-bearing license, with the right to sublicense through multiple tiers, to the portion of these patent rights owned by Sanquin. The condensed consolidated financial statements as of September 30, 2022 do not include liabilities with respect to this agreement as the Company has not yet generated revenue and the achievement of certain milestones is not deemed probable.

In June 2018, the Company entered into a Cell Line License Agreement with Life Technologies Corporation (the “2018 License Agreement”) to obtain non-exclusive use of 293 H cells in support of GEM-103 manufacturing activities. As consideration for the license, the Company paid a one-time, non-refundable, non-creditable initial license fee of $0.1 million. In addition, an annual non-refundable, non-creditable development fee of $0.1 million is due on each anniversary date. The 2018 License Agreement includes additional consideration of $0.3 million contingent upon future commercialization of each licensed product. The condensed consolidated financial statements as of September 30, 2022 do not include a liability with respect to the additional consideration under this agreement as the Company has not yet generated revenue.

In March 2019, the Company entered into a second Cell Line License Agreement with Life Technologies Corporation (the “2019 License Agreement”) to obtain non-exclusive use of a CTS Viral Production cell line for producing genetically engineered adeno-associated virus particles to be used in human therapeutics. In October 2021, the Company terminated the 2019 License Agreement. As consideration for the license, the Company paid a one-time, non-refundable, non-creditable initial license fee of $0.1 million. In addition, an annual non-refundable, non-creditable development fee of $0.1 million was due on each anniversary date, beginning on the second anniversary date. The 2019 License Agreement included additional consideration of $0.4 million contingent upon future commercialization of each licensed product. The condensed consolidated financial statements as of September 30, 2022 do not include a liability with respect to the additional consideration under this agreement as the Company has not yet generated revenue.

In October 2018, the Company entered into a Master License Agreement with Avitide, Inc. (the “2018 Master License Agreement”) to license, on an exclusive basis, certain of Avitide’s affinity chromatography resins comprised of proprietary ligands for affinity purification of biopharmaceuticals. As consideration for the license, the Company paid an upfront license fee of $0.2 million. In addition, an annual license fee of $0.1 million is due on each anniversary date. The 2018 Master License Agreement includes additional consideration upon the achievement of certain development, commercial and sales milestones totaling up to $0.7 million, $2.2 million and $7.0 million, respectively. Finally, the Company is required to make royalty payments of 1.25% of net product sales if commercialization is achieved. The condensed consolidated financial statements as of September 30, 2022 do not include liabilities with respect to additional consideration under this agreement as the Company has not yet generated revenue and the achievement of certain milestones is not deemed probable.

In June 2019, the Company entered into a GPEx-Derived Cell Line Sale Agreement with Catalent Pharma Solutions, LLC (the “2019 Sale Agreement”) to purchase all right, title and interest in and to the GPEx Cell Line. As consideration for the GPEx Cell Line, the

Company is required to make one-time milestone payments totaling up to $1.3 million in aggregate, as well as a contingent annual fee upon commercialization (1% of net sales, or $0.1 million, whichever is greater) and other fees after certain milestones are reached. Certain milestone payments may be waived if Catalent manufactures >50% of the total product required for the relevant clinical trial. The condensed consolidated financial statements as of September 30, 2022 do not include liabilities with respect to this agreement as the Company has not yet generated revenue and the achievement of certain milestones is not deemed probable.

Contingencies

Indemnification agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any indemnification arrangements could have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of September 30, 2022.

Legal proceedings

From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business. As of September 30, 2022, the Company was not a party to any material legal matters or claims.

14. Related party transactions

The Company engaged a firm managed by an executive of the Company for professional services related to accounting, finance and other administrative functions. There were no costs incurred under this arrangement for either of the three months ended September 30, 2022 and 2021. For the nine months ended September 30, 2022 and 2021, the costs incurred under this arrangement totaled $0 and $0.1 million, respectively, of which $0.1 million was recorded in stockholders’ equity as a reduction to additional paid-in capital as a result of the Business Combination and $10 thousand was recorded as general and administrative expense in the accompanying condensed consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2021. There were no amounts owed under this arrangement as of September 30, 2022 and December 31, 2021. The executive of the Company associated with this firm resigned from the Company in February 2021.

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

The transaction is expected to close in the fourth quarter of 2022. The closing of the Disc Merger is subject to approval by our stockholders and the stockholders of Disc as well as other customary closing conditions, including the effectiveness of a registration statement on Form S-4 filed with the SEC in connection with the transaction and Nasdaq’s approval of the listing of the shares of the Company’s common stock to be issued in connection with the transaction. If we are unable to satisfy certain closing conditions or if other mutual closing conditions are not satisfied, Disc will not be obligated to complete the Disc Merger. The Disc Merger Agreement contains certain termination rights of each of us and Disc. Under certain circumstances detailed in the Disc Merger Agreement, we could be required to pay Disc a termination fee of $3,000,000 or Disc could be required to pay us a termination fee of $7,800,000. In addition, in certain circumstances upon the termination of the Disc Merger Agreement, we could be required to pay the costs and expenses of Disc in an amount not to exceed $750,000, or Disc could be required to pay our costs and expenses in an amount not to exceed $750,000. If the merger is completed, the business of Disc will continue as the business of the combined company.

Subject to the terms and conditions of the Disc Merger Agreement, at the effective time of the Disc Merger (the "Effective Time"), each then outstanding share of Disc common stock (including shares of Disc common stock issued upon conversion of Disc preferred stock and shares of Disc common stock issued in the concurrent financing transaction) will be converted into the right to receive a number of shares of the Company’s common stock (subject to the payment of cash in lieu of fractional shares and after giving effect to a reverse stock split of the Company’s common stock) equal to the exchange ratio as further described in the Disc Merger Agreement (the “Exchange Ratio”). Pursuant to the Disc Merger Agreement, the Exchange Ratio is calculated using a formula intended to allocate existing Company and Disc securityholders a percentage of the combined company. The final Exchange Ratio is subject to adjustment prior to closing of the merger based on the Company’s net cash at closing and the aggregate proceeds from the sale of Disc common stock in the concurrent Disc financing transaction. Further, at the Effective Time, each person who as of immediately prior to the Effective Time was a stockholder of record of Gemini or had the right to receive our common stock will be entitled to receive a contractual contingent value right (“CVR”) issued by the Company subject to and in accordance with the terms and conditions of a Contingent Value Rights Agreement between the Company, the holder’s representative and the rights agent (the “CVR Agreement”), representing the contractual right to receive payments from the post-closing combined company upon receipt of certain proceeds derived from consideration paid as a result of the disposition of our pre-Disc Merger assets, net of certain permitted deductions for expenses.

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

Macroeconomic Conditions

We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability, including in Europe, and record inflation. Our business, financial condition and results of operations could be materially and adversely affected by any negative impact on the global economy and capital markets resulting from these global economic conditions, particularly if such conditions are prolonged or worsen.

Economic uncertainty in various global markets, including the U.S. and Europe, caused by political instability and conflict and economic challenges caused by the ongoing COVID-19 pandemic, have led to market disruptions, including significant volatility in commodity prices, credit and capital market instability and supply chain interruptions, which have caused record inflation globally.

We have not incurred impairment losses in the carrying values of our assets as a result of these macroeconomic conditions, and we are not aware of any specific related event or circumstance that would require us to revise our estimates reflected in our condensed consolidated financial statements. Although, to date, our business has not been materially impacted by these global economic and geopolitical conditions, it is impossible to predict the extent to which our operations will be impacted in the short and long term, or the ways in which such instability could impact our business and results of operations. The extent and duration of these market disruptions, whether as a result of the military conflict between Russia and Ukraine, geopolitical tensions, record inflation or otherwise, are impossible to predict, but could be substantial. Furthermore, the ongoing COVID-19 pandemic and related impacts have resulted in and will likely continue to result in significant disruptions to the global economy and capital markets around the world. We cannot predict the future progression or full impact of the outbreak and its effects on our business and operations. Any such disruptions may also magnify the impact of other risks described in this report.

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

Other income (expense)

Interest expense

Interest expense consists of interest accrued on the Term Loan we entered into in February 2019 and, for the nine months ended September 30, 2021, interest expense for the Notes, including the accretion of the beneficial conversion feature discount recognized on the issuance date of the Notes.

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

Results of operations

Comparison of the three months ended September 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,
	2022	2021	Change
Operating expenses:
Research and development	$438	$13,455	$(13,017)
General and administrative	3,299	4,995	(1,696)
Total operating expenses	3,737	18,450	(14,713)
Loss from operations	(3,737)	(18,450)	14,713
Other income (expense):
Interest expense	(41)	(104)	63
Interest income	499	5	494
Other expense	-	(2)	2
Other income	2	-	2
Net loss and comprehensive loss	$(3,277)	$(18,551)	$15,274

Research and development expenses

Research and development expenses were $0.4 million for the three months ended September 30, 2022, compared to $13.5 million for the three months ended September 30, 2021. The decrease of $13.1 million was primarily due to a decrease in external research costs related to the elimination of our lab space and a decrease in development costs related to lower clinical trial activities of GEM103. In addition, research and development personnel costs were lower period over period, including stock-based compensation, due to a decrease in headcount in our research and development function in connection with the restructuring plans we implemented.

General and administrative expenses

General and administrative expenses were $3.3 million for the three months ended September 30, 2022, compared to $5.0 million for the three months ended September 30, 2021. The decrease of $1.7 million was primarily due to lower personnel-related costs, including stock-based compensation, due to a decrease in headcount in our general and administrative function in connection with the restructuring plans we implemented.

Interest expense

Interest expense was $41 thousand and $0.1 million for the three months ended September 30, 2022 and 2021, respectively, related to interest on the Term Loan.

Interest income

Interest income was $0.5 million and $5 thousand for the three months ended September 30, 2022 and 2021, respectively, related to interest earned on our cash, cash equivalents and restricted cash.

Comparison of the nine months ended September 30, 2022 and 2021

The following table summarizes our results of operations for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30,
	2022	2021	Change
Operating expenses:
Research and development	$12,822	$36,083	$(23,261)
General and administrative	13,326	15,177	(1,851)
Total operating expenses	26,148	51,260	(25,112)
Loss from operations	(26,148)	(51,260)	25,112
Other income (expense):
Interest expense	(155)	(2,073)	1,918
Interest income	657	11	646
Loss on conversion of convertible notes	-	(711)	711
Other expense	-	(13)	13
Other income	48	-	48
Net loss and comprehensive loss	$(25,598)	$(54,046)	$28,448

Research and development expenses

Research and development expenses were $12.8 million for the nine months ended September 30, 2022, compared to $36.1 million for the nine months ended September 30, 2021. The decrease of $23.3 million was primarily due to a decrease in external research costs related to the elimination of our lab space and a decrease in development costs related to lower clinical trial activities of GEM103. In addition, research and development personnel costs were lower period over period, including stock-based compensation, due to both a decrease in headcount in our research and development function in connection with the restructuring plans we implemented and the employee retention credit receivable recorded during the nine months ended September 30, 2022.

General and administrative expenses

General and administrative expenses were $13.3 million for the nine months ended September 30, 2022, compared to $15.2 million for the nine months ended September 30, 2021. The decrease of $1.9 million was primarily due to lower personnel-related costs due to both a decrease in headcount in our general and administrative function in connection with the restructuring plans we implemented and the employee retention credit receivable recorded during the nine months ended September 30, 2022.

Interest expense

Interest expense was $0.2 million for the nine months ended September 30, 2022, compared to $2.1 million for the nine months ended September 30, 2021. The decrease of $1.9 million is primarily due to accretion during the nine months ended September 30, 2021 of the beneficial conversion feature discount recognized at the issuance date of the Notes in 2020.

Interest income

Interest income was $0.7 million and $11 thousand for the nine months ended September 30, 2022 and 2021, respectively, related to interest earned on our cash, cash equivalents and restricted cash.

Loss on conversion of convertible notes

The loss on conversion of convertible notes was $0 for the nine months ended September 30, 2022, compared to $0.7 million for the nine months ended September 30, 2021. The decrease reflects the difference between the reacquisition price of the Notes and the net carrying amount of the Notes at the time that the Notes converted into shares of Series B preferred stock immediately prior to the closing of the Business Combination.

Liquidity and capital resources

Sources of liquidity and capital

Since inception, we have not generated any revenue from any product sales or any other sources and have incurred significant operating losses and negative cash flows from our operations. We have not yet commercialized any of our product candidates and do not currently expect to generate revenue from sales of any product candidates for several years. Our net loss was $25.6 million for the nine months ended September 30, 2022. As of September 30, 2022, we had an accumulated deficit of $210.3 million.

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

As of September 30, 2022, we had cash and cash equivalents of $101.7 million. Continued cash generation is highly dependent on our ability to finance our operations through a combination of equity offerings, debt financings, collaboration arrangements and strategic transactions. However, our resource requirements could materially change depending on the outcome of our ongoing strategic alternative review process, including to the extent we identify and enter into any potential strategic transaction, including the outcome of the proposed merger with Disc.

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

On August 9, 2022, we entered into the Disc Merger Agreement pursuant to which, subject to the satisfaction or waiver of the conditions therein, Gem Merger Sub will merge with and into Disc, with Disc continuing as the surviving company and a wholly-owned subsidiary of the Company. The Disc Merger was unanimously approved by our Board, and the Board resolved to recommend approval of the Disc Merger Agreement to our shareholders. The closing of the Disc Merger is subject to approval by our stockholders and the stockholders of Disc and other customary closing conditions. The Company's future operations are highly dependent on the success of the proposed merger transaction with Disc.

Cash flows

The following table summarizes our cash flows for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash used in operating activities	$(29,847)	$(47,032)
Net cash used in investing activities	-	(61)
Net cash provided by (used in) financing activities	(5,366)	192,659
Net increase (decrease) in cash, cash equivalents and restricted cash	$(35,213)	$145,566

Operating activities

We do not generate any cash inflows from our operating activities. Our cash flows from operating activities are significantly influenced by our use of cash for operating expenses and working capital requirements to support our business. We have historically experienced negative cash flows from operating activities as we invested in developing our platform, drug discovery efforts and related infrastructure.

During the nine months ended September 30, 2022, we used cash in operating activities of $29.8 million, reflecting a net loss of $25.6 million and a net change of $9.6 million in our operating assets and liabilities, partially offset by non-cash charges of $5.4 million. The non-cash charges consist primarily of $5.3 million of stock-based compensation expense. The net change in our operating assets and liabilities was primarily due to an increase in deferred transaction costs and a decrease in accounts payable and accrued expenses and other current liabilities.

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

Investing activities

During the nine months ended September 30, 2022, we did not use any cash in investing activities.

During the nine months ended September 30, 2021, we used cash in investing activities of less than $0.1 million, consisting of purchases of laboratory equipment.

Financing activities

During the nine months ended September 30, 2022, net cash used in financing activities was $5.4 million, consisting primarily of principal payments made on our term loan.

During the nine months ended September 30, 2021, net cash provided by financing activities was $192.7 million, consisting primarily of $195.9 million of net proceeds received in connection with the Business Combination, partially offset by principal payments made on our term loan.

Funding requirements

Our primary use of cash is to fund operating expenses, which has historically been primarily related to our research and development activities. However, our resource requirements could materially change depending on the outcome of the proposed merger with Disc or the outcome of our ongoing strategic alternative review process, including to the extent we identify and enter into any other potential strategic transaction. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable, accrued expenses and prepaid expenses.

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

As of September 30, 2022, we had cash and cash equivalents of $101.7 million. We believe that our cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements through at least the next twelve months from the filing of this Quarterly Report on Form 10-Q. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. However, our future resource requirements could materially change depending on the outcome of the proposed merger transaction with Disc or the outcome of our ongoing strategic alternative review process, including to the extent we identify and enter into any other potential strategic transaction in the event we are unable to complete the proposed merger transaction with Disc.

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

Working capital

Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical product candidates, we are unable to estimate the exact amount of our working capital requirements. Subject to our pursuit of a potential strategic transaction and the consummation of such potential transaction (including the proposed merger transaction with Disc), our future funding requirements will depend on and could increase significantly as a result of many factors, including:

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

Contractual obligations and commitments

Term loan

In February 2019, we entered into a term loan facility of up to $10.0 million (the “Term Loan”) with SVB. The proceeds were used for general corporate and working capital purposes. Concurrent with the Term Loan, we issued SVB warrants to purchase 15,257 shares of Old Gemini’s Series A preferred stock at an exercise price of $5.46. At the closing of the Business Combination, these warrants were automatically exercised for 15,257 shares of our common stock. We repaid the Term Loan in whole in September 2022. As of September 30, 2022 and December 31, 2021, we had $0 and $5.4 million, respectively, in principal outstanding under the Term Loan.

The Term Loan was governed by a loan and security agreement, entered into in February 2019, between Gemini and SVB (the “SVB Loan Agreement”). The SVB Loan Agreement provided for two separate tranches under which we could borrow. In April 2019, we borrowed $7.5 million under the first tranche, and in December 2019, we borrowed $2.5 million under the second tranche.

The Term Loan would have matured in January 2023 and accrued interest at a floating rate per annum equal to the greater of 3.75% or the prime rate minus 1.5% (4.0% as of September 15, 2022, the prepayment date). The Term Loan provided for monthly interest-only payments until February 2021. Thereafter, payments were payable in equal monthly installments of principal, plus all accrued and unpaid interest.

In April 2020, we entered into a deferral agreement with SVB to defer scheduled principal repayments on its term loan by six months. The deferral agreement was offered in connection with SVB’s venture debt relief initiative, which was started due to the COVID-19 pandemic. Our first principal payment under our credit facility occurred in February 2021. The required monthly interest-only payment was not impacted by the deferral. The Term Loan’s new maturity date was January 2023 prior to the prepayment.

We prepaid the Term Loan in whole in September 2022 upon 5 days’ prior written notice to SVB. The prepayment of the Term Loan was subject to a prepayment charge of 0.5% of the then outstanding principal balance. At the end of the loan term, we were also required to pay a final end of term charge to SVB in the amount of 4.0% of the aggregate original principal amount advanced by SVB.

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

Contract research and manufacturing organizations

We enter into contracts in the normal course of business with CMOs, CROs and other third parties for the manufacture of our product candidates and to support clinical trials and preclinical research studies and testing. These contracts are generally cancelable at any time by us following a certain period of notice. Payments due upon cancellation consist only of payments for services provided or expenses incurred, including noncancelable obligations of our service providers, up to the date of cancellation. We recorded accrued expenses of approximately $0.1 million in our condensed consolidated balance sheet for expenditures incurred by CROs and CMOs as of September 30, 2022.

Disc Merger Agreement

On August 9, 2022, we entered into the Disc Merger Agreement pursuant to which, subject to the satisfaction or waiver of the conditions therein, Gem Merger Sub will merge with and into Disc, with Disc continuing as the surviving company and a wholly-owned subsidiary of the Company. The Disc Merger was unanimously approved by our Board, and the Board resolved to recommend approval of the Disc Merger Agreement to our shareholders. The closing of the Disc Merger is subject to approval by our stockholders and the stockholders of Disc and other customary closing conditions.

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

During the three and nine months ended September 30, 2022, there were no material changes to our critical accounting policies as reported in our 2021 Annual Report on Form 10-K.

Recently issued accounting pronouncements

Refer to Note 4, Summary of Significant Accounting Policies, to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for information regarding recently issued accounting pronouncements.

Emerging growth company and smaller reporting company status

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. We may take advantage of these exemptions until we are no longer an emerging growth company under Section 107 of the JOBS Act, which provides that an emerging growth company can take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. We have elected to avail ourselves of the extended transition period and, therefore, while we are an emerging growth company, we will not be subject to new or revised accounting standards at the same time that they become applicable to other public companies that are not emerging growth companies, unless we choose to early adopt a new or revised accounting standard. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the closing of our initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

Item 4. Controls and Procedures.

Managements’ Evaluation of our Disclosure Controls and Procedures

As of September 30, 2022, our principal executive officer and principal financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rule 13a-15(e) or Rule 15d-15(e)), with the participation of our management, have each concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective and were designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. It should be noted that any system of controls is designed to provide reasonable, but not absolute, assurances that the system will achieve its stated goals under all reasonably foreseeable circumstances. Our principal executive officer and principal financial officer have each concluded that our disclosure controls and procedures as of September 30, 2022 are effective at a level that provides such reasonable assurances.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the three months ended September 30, 2022 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

In February 2022, the Company announced a corporate restructuring and that it initiated a process to evaluate strategic alternatives. After a comprehensive review of strategic alternatives, including identifying and reviewing potential candidates for a strategic transaction, on August 9, 2022, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Disc Merger Agreement”) with Disc Medicine, Inc., a Delaware corporation (“Disc”), and Gemstone Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“Gem Merger Sub”), pursuant to which, subject to the satisfaction or waiver of the conditions therein, Gem Merger Sub will merge with and into Disc (the “Disc Merger”), with Disc continuing as the surviving company and a wholly-owned subsidiary of the Company. The closing of the Disc Merger is subject to approval by the stockholders of the Company and Disc as well as other customary closing conditions, including the effectiveness of a registration statement on Form S-4 filed with the SEC in connection with the transaction. If the merger is completed, the business of Disc will continue as the business of the combined company. Any failure to satisfy a required condition to closing may prevent, delay or otherwise materially and adversely affect the completion of the transaction, which could materially and adversely affect our results of operations, business, financial results and/or stock price. We cannot predict with certainty whether or when any of the required closing conditions will be satisfied or if another uncertainty may arise and cannot assure you that we will be able to successfully consummate the proposed merger as currently contemplated under the Disc Merger Agreement or at all.

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
•
we could be subject to litigation related to the strategic review process and/or the pending merger transaction with Disc, including any failure to complete the Disc Merger;
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

If Gemini and Disc complete the merger, the combined company will need to raise additional capital by issuing equity securities or additional debt or through licensing arrangements, which may cause significant dilution to the combined company’s stockholders or restrict the combined company’s operations.

In August 2022, Disc entered into a subscription agreement with certain investors, including existing investors of Disc, pursuant to which the investors agreed to purchase, in the aggregate, $53.5 million in shares of common stock of Disc immediately prior to the closing of the merger, referred to as the Disc pre-closing financing. The closing of the Disc pre-closing financing is conditioned upon the satisfaction or waiver of the conditions to the closing of the merger as well as certain other conditions. The shares of Disc common stock issued in the Disc pre-closing financing will result in dilution to all securityholders of the combined company (i.e., both the pre-merger Gemini securityholders and former Disc securityholders). Additional financing may not be available to the combined company when it is needed or may not be available on favorable terms. To the extent that the combined company raises additional capital by issuing equity securities, such financing will cause additional dilution to all securityholders of the combined company, including Gemini’s premerger securityholders and Disc’s former securityholders. It is also possible that the terms of any new equity securities may have preferences over the combined company’s common stock. Any debt financing the combined company enters into may involve covenants that restrict its operations. These restrictive covenants may include limitations on additional borrowing and specific restrictions on the use of the combined company’s assets, as well as prohibitions on its ability to create liens, pay dividends, redeem its stock or make investments. In addition, if the combined company raises additional funds through licensing arrangements, it may be necessary to grant licenses on terms that are not favorable to the combined company

Certain of the Company’s officers and directors may have interests in the proposed Disc Merger that are different from, or in conflict with or in addition to, those of the Company’s stockholders generally.

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

If the merger is not completed, Gemini’s stock price may decline significantly.

The market price of the Company’s common stock is subject to significant fluctuations. During the 12-month period ended November 4, 2022, the closing sales price of the Company’s common stock on Nasdaq ranged from a high of $3.92 on November 16, 2021 to a low of $1.22 on May 26, 2022. Market prices for securities of pharmaceutical, biotechnology and other life science companies have historically been particularly volatile. In addition, the market price of the Company common stock will likely be volatile based on whether stockholders and other investors believe that the Company can complete the merger or otherwise raise additional capital to support the Company’s operations if the merger is not consummated and another strategic transaction cannot be identified, negotiated and consummated in a timely manner, if at all. The volatility of the market price of the Company’s common stock is exacerbated by low trading volume. Additional factors that may cause the market price of the Company’s common stock to fluctuate include:

•
the entry into, or termination of, key agreements, including commercial partner agreements;
•
announcements by commercial partners or competitors of new commercial products, clinical progress or lack thereof, significant contracts, commercial relationships or capital commitments;
•
the loss of key employees;
•
future sales of its common stock;
•
general and industry-specific economic conditions that may affect its research and development expenditures;
•
the failure to meet industry analyst expectations; and
•
period-to-period fluctuations in financial results.

Moreover, the stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of individual companies. These broad market fluctuations may also adversely affect the trading price of the Company’s common stock. In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted class action securities litigation against such companies.

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

As of November 4, 2022, we had only four full-time employees and one part-time employee. Our ability to successfully complete the Disc Merger depends in large part on our ability to retain certain remaining personnel. Despite our efforts to retain these employees, one or more may terminate their employment with us on short notice. The loss of the services of certain employees could potentially harm our ability to consummate the Disc Merger, to run our day-to-day business operations, as well as to fulfill our reporting obligations as a public company.

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

GEMINI THERAPEUTICS, INC.

Date: November 10, 2022	By:	/s/ Georges Gemayel
Dr. Georges Gemayel
Interim President and Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2022	By:	/s/ Brian Piekos
Brian Piekos Chief Financial Officer and Chief Business Officer
(Principal Financial Officer)