Form 10-Q
period 2023-03-31
Disc Medicine, Inc.
filed 2023-05-15
CIK 1816736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 10, 2023, there were 19,799,357 shares of Common Stock, $0.0001 par value per share, outstanding.

i

RISK FACTOR SUMMARY

The risk factors detailed in Item 1A entitled “Risk Factors” in this Quarterly Report on Form 10-Q are the risks that we believe are material to our investors and a reader should carefully consider them. Those risks are not all of the risks we face and other factors not presently known to us or that we currently believe are immaterial may also affect our business if they occur. The following is a summary of the risk factors detailed in Item 1A:

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

This section contains forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements under the caption "Forward Looking Statements" of this Quarterly Report on Form 10-Q.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or Quarterly Report, of Disc Medicine, Inc., or the Company, contains or incorporates statements that constitute forward-looking statements within the meaning of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Quarterly Report on Form 10-Q may include, for example, statements about:

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

These forward-looking statements are based on information available to us at the time of this Quarterly Report on Form 10-Q and current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DISC MEDICINE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$236,422	$194,611
Prepaid expenses and other current assets	5,716	3,880
Total current assets	242,138	198,491
Property and equipment, net	180	168
Right-of-use assets, operating leases	1,346	1,430
Other assets	116	116
Total assets	$243,780	$200,205
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,642	$16,162
Accrued expenses	4,025	6,109
Operating lease liabilities, current	313	307
Total current liabilities	9,980	22,578
Operating lease liabilities, non-current	945	1,027
Total liabilities	10,925	23,605
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock, $0.0001 par value; 100,000,000 shares authorized as of March 31, 2023 and December 31, 2022; 19,576,200 and 17,405,231 shares issued March 31, 2023 and December 31, 2022, respectively; and 19,575,242 and 17,403,315 shares outstanding as of March 31, 2023 and December 31, 2022, respectively	2	2
Additional paid-in capital	367,850	288,814
Accumulated deficit	(134,997)	(112,216)
Total stockholders’ equity	232,855	176,600
Total liabilities and stockholders’ equity	$243,780	$200,205

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISC MEDICINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Operating expenses:
Research and development	$20,180	$7,821
General and administrative	4,945	2,139
Total operating expenses	25,125	9,960
Loss from operations	(25,125)	(9,960)
Other income (expense), net:
Interest income	2,367	7
Change in fair value of derivative liability	-	100
Total other income (expense), net	2,367	107
Loss before income taxes	(22,758)	(9,853)
Income tax expense	(23)	-
Net loss and comprehensive loss	$(22,781)	$(9,853)
Net loss attributable to common stockholders-basic and diluted	$(22,781)	$(9,853)
Weighted-average common shares outstanding-basic and diluted	18,954,914	923,750
Net loss per share attributable to common stockholders-basic and diluted	$(1.20)	$(10.67)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISC MEDICINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK

AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share and per share amounts)

(Unaudited)

	Convertible Preferred Stock
	Series Seed $0.0001 Par Value		Series A $0.0001 Par Value		Series B $0.0001 Par Value		Common Stock $0.0001 Par Value		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2021	5,000,000	$2,350	41,666,666	$49,762	37,499,999	$89,744	909,418	$1	$1,185	$(65,389)	$(64,203)
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	31,725	—	55	—	55
Vesting of restricted common stock	—	—	—	—	—	—	2,285	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	332	—	332
Net loss	—	—	—	—	—	—	—	—	—	(9,853)	(9,853)
Balance at March 31, 2022	5,000,000	$2,350	41,666,666	$49,762	37,499,999	$89,744	943,428	$1	$1,572	$(75,242)	$(73,669)

	Convertible Preferred Stock
	Series Seed $0.0001 Par Value		Series A $0.0001 Par Value		Series B $0.0001 Par Value		Common Stock $0.0001 Par Value		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2022	—	$—	—	$—	—	$—	17,403,315	$2	$288,814	$(112,216)	$176,600
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	74,753	—	1,067	—	1,067
Vesting of restricted common stock	—	—	—	—	—	—	958	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,024	—	1,024
Sale of common stock in registered direct offering, net of issuance costs of $80	—	—	—	—	—	—	1,488,166	—	34,148	—	34,148
Sale of pre-funded warrants in registered direct offering, net of issuance costs of $66	—	—	—	—	—	—	—	—	28,206	—	28,206
Sale of common stock in at-the-market offerings, net of issuance costs of $408	—	—	—	—	—	—	608,050	—	14,591	—	14,591
Net loss	—	—	—	—	—	—	—	—	—	(22,781)	(22,781)
Balance at March 31, 2023	—	$—	—	$—	—	$—	19,575,242	$2	$367,850	$(134,997)	$232,855

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISC MEDICINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(22,781)	$(9,853)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	25	18
Stock-based compensation	1,024	332
Change in fair value of derivative liability	—	(100)
Noncash lease expense	84	74
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(908)	(3,195)
Other assets	—	64
Accounts payable	(10,750)	(982)
Accrued expenses	(2,084)	18
Operating lease liabilities	(76)	(77)
Net cash used in operating activities	(35,466)	(13,701)
Cash flow from investing activities
Purchases of property and equipment	(29)	(100)
Net cash used in investing activities	(29)	(100)
Cash flow from financing activities
Proceeds from sale of common stock in registered direct offering, net of issuance costs paid	34,217	—
Proceeds from sale of pre-funded warrants in registered direct offering, net of issuance costs paid	28,262	—
Proceeds from sale of common stock in at-the-market offerings, net of issuance costs paid	14,605	—
Proceeds from stock option exercises	222	55
Net cash provided by financing activities	77,306	55
Net increase (decrease) in cash, cash equivalents and restricted cash	41,811	(13,746)
Cash, cash equivalents and restricted cash, beginning of period	194,788	88,213
Cash, cash equivalents and restricted cash, end of period	$236,599	$74,467
Supplemental cash flow information
Cash paid for income taxes	$—	$—
Supplemental disclosure of non-cash activities
Purchases of property and equipment included in accounts payable and accrued expenses	$8	$11
Receivable for proceeds from stock option exercises included in other current assets	$845	$—
Deferred issuance costs on sale of common stock in registered direct offering included in accounts payable and accrued expenses	$69	$—
Deferred issuance costs on sale of pre-funded warrants in registered direct offering included in accounts payable and accrued expenses	$56	$—
Deferred issuance costs on sale of common stock in at-the-market offerings included in accounts payable and accrued expenses	$97	$—
Deferred issuance costs on equity financing included in accounts payable and accrued expenses	$—	$384

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISC MEDICINE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

At the Effective Time, each person who as of immediately prior to the Effective Time was a stockholder of record of Gemini or had the right to receive Gemini’s common stock received a contractual contingent value right (“CVR”) issued by Gemini subject to and in accordance with the terms and conditions of a Contingent Value Rights Agreement between Gemini, the holder’s representative and the rights agent (the “CVR Agreement”), representing the contractual right to receive consideration from the post-closing combined company upon the receipt of certain proceeds from a disposition of Gemini’s pre-merger assets during the period that is one year after the closing of the merger, calculated in accordance with the CVR Agreement. As of March 31, 2023, no such proceeds have been received.

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

Liquidity and Capital Resources

The Company’s condensed consolidated financial statements have been prepared on the basis of the Company continuing as a going concern. The Company expects that its existing cash and cash equivalents as of March 31, 2023 of $236.4 million will enable the Company to fund its planned operating expense and capital expenditure requirements for at least twelve months from the date of issuance of these condensed consolidated financial statements. The Company has incurred recurring losses and negative cash flows from operations since inception. As of March 31, 2023, the Company had an accumulated deficit of $135.0 million. The Company expects its operating losses and negative operating cash flows to continue into the foreseeable future. The future viability of the Company is dependent on its ability to generate cash from operating activities or to raise additional capital to finance its operations. There can be no assurance that the Company will ever earn revenues or achieve profitability, or if achieved, that the revenues or profitability will be sustained on a continuing basis. In addition, the Company’s preclinical and clinical development activities, manufacturing and commercialization of the Company’s product candidates, if approved, will require significant additional financing.

2. Summary of Significant Accounting Policies

Summary of Significant Accounting Policies

The significant accounting policies used in preparation of the condensed consolidated financial statements are described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2022, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K. There have been no material changes to the significant accounting policies previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements include the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

The Company’s condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative accounting principles generally accepted in the United States as found in the Accounting Standard Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).

Unaudited Interim Condensed Consolidated Financial Information

The accompanying condensed consolidated financial statements as of March 31, 2023 and for the three months ended March 31, 2023 and 2022 are unaudited. The financial data and other information contained in the notes hereto as of March 31, 2023 and for the three months ended March 31, 2023 and 2022 are also unaudited. The condensed consolidated balance sheet data as of December 31, 2022 was derived from the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements, and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of March 31, 2023 and the results of its operations and cash flows for the three months ended March 31, 2023 and 2022. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2022, and the notes thereto, included in the Company’s Annual Report on Form 10-K.

The results for the three months ended March 31, 2023 are not necessarily indicative of results to be expected for the year ended December 31, 2023, or any other interim periods, or any future year or period.

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting period. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to accrued research and development expenses; stock-based compensation expense; the fair value of the common stock prior to the effective date of the merger; the fair value determinations for instruments accounted for at fair value including contingent amounts payable to third parties upon the consummation of specified transactions, including a Roche Qualified Transaction (see Note 8); the fair value of Gemini’s development programs underlying the CVR; the incremental borrowing rate for determining lease liabilities and right-of-use assets and income taxes. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it has concluded to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates as there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results may differ materially from those estimates or assumptions.

Concentration of Credit Risk and of Significant Suppliers

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits and limits its exposure to cash risk by placing its cash with high credit quality accredited financial institutions. The Company has concluded that it is not subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

The Company relies, and expects to continue to rely, on a small number of vendors to manufacture supplies and to process its product candidates for its development programs. These programs could be adversely affected by a significant interruption in the manufacturing process or supply chain.

Restricted Cash

The Company maintained letters of credit for the benefit of its landlords related to its current leased office space in Watertown, Massachusetts and prior leased office space in Cambridge, Massachusetts. The Company was required to maintain separate cash balances to secure its letters of credit.

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which has been subsequently amended by ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2019-10, ASU 2019-11, ASU 2020-03, and ASU 2022-02 (“ASU 2016-13”). This standard requires that credit losses be recorded using an expected losses model rather than the incurred losses model that was previously used and establishes additional credit risk disclosures associated with financial assets. The amendments in this standard should be applied on a modified retrospective basis to all periods presented. The Company adopted ASU 2016-13 on January 1, 2023 using the modified retrospective approach. The adoption of this standard did not have a material effect on the Company’s financial position, results of operations or disclosures.

Recently Issued Accounting Pronouncements Not Yet Adopted

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s condensed consolidated financial statements upon adoption.

3. Reverse Merger with Gemini

As described in Note 1, Private Disc merged with Gemini on December 29, 2022. The merger was accounted for as a reverse recapitalization with Private Disc as the accounting acquirer. The primary pre-combination assets of Gemini were cash and cash equivalents. Under reverse recapitalization accounting, the assets and liabilities of Gemini were recorded at their fair value which approximated book value due to the short-term nature of the accounts. No goodwill or intangible assets were recognized. Consequently, the condensed consolidated financial statements of the Company reflect the operations of Private Disc for accounting purposes, together with a deemed issuance of shares equivalent to the shares held by the former stockholders of Gemini, the legal acquirer, and a recapitalization of the equity of Private Disc, the accounting acquirer.

As part of the reverse recapitalization, the Company acquired $97.4 million of cash and cash equivalents. The Company also obtained prepaids and other assets of $1.8 million and assumed accounts payable and accrued expenses of $7.8 million. Gemini's development programs had ceased prior to the merger and were deemed to be de minimis in value at the transaction date.

In addition, the Company recognized $0.6 million in share-based compensation expense as a result of the acceleration of vesting of stock options, performance stock units and restricted stock units at the time of merger. This amount was recorded in general and administrative expense in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2022. The Company also incurred transaction costs of $7.9 million and this amount is recorded in additional paid-in capital in the consolidated statements of convertible preferred stock and stockholders’ equity (deficit) for the year ended December 31, 2022.

4. Fair Value Measurements

The following tables present information about the Company’s assets and liabilities that are regularly measured and carried at fair value on a recurring basis and indicate the level within the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value, which is described further within Note 2 of the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

Financial assets and liabilities measured at fair value on a recurring basis are summarized as follows (in thousands):

	March 31, 2023
	Level 1	Level 2	Level 3
Assets
Money market funds in cash and cash equivalents	$142,534
Total	$142,534	$—	$—

	December 31, 2022
	Level 1	Level 2	Level 3
Assets
Money market funds in cash and cash equivalents	$40,783	$—	$—
Total	$40,783	$—	$—

The fair value of the Company’s cash equivalents, consisting of money market funds, is based on quoted market prices in active markets with no valuation adjustment. There have been no impairments of the Company’s assets measured and carried at fair value during the three months ended March 31, 2023 and 2022. In addition, there were no changes in valuation techniques or transfers between Level 1, Level 2 and Level 3 financial assets during the three months ended March 31, 2023 and 2022. The Company did not have any non-recurring fair value measurements on any assets or liabilities during the three months ended March 31, 2023 and 2022.

In May 2021, the Company entered into a license agreement (the “Roche Agreement”) with F. Hoffmann-La Roche Ltd. and Hoffmann-La Roche Inc. (together, “Roche”) pursuant to which Roche granted the Company an exclusive and sublicensable worldwide license under certain patent rights and know-how to develop, manufacture and commercialize certain compounds (the “Compounds”) as further described in Note 8. The Company recognized a liability in connection with the Roche Agreement which included an obligation to issue a variable number of shares of the Company's common stock to Roche for no additional consideration upon the Company’s completion of an initial public offering or certain merger transactions, a “Roche Qualified Transaction.” Prior to settlement in Q4 2022, the fair value measurement of the derivative liability was classified as Level 3 under the fair value hierarchy as it was valued using certain unobservable inputs. These inputs included: (1) the Company’s estimated shares outstanding and fair value per share upon completion of a Roche Qualified Transaction and (2) the probability of the Company completing a Roche Qualified Transaction. The Company settled the derivative liability by issuing common stock to Roche immediately following the completion of the merger. The Company remeasured the derivative liability based on the stock price of its publicly-traded common stock on December 29, 2022. The change in the fair value for the period was recorded in the condensed consolidated statements of operations and comprehensive loss in the change in fair value of derivative liability. The Company then reclassified the resulting amount of the derivative liability to additional paid-in capital.

The following table provides a summary of changes in fair value of the Level 3 liability related to the Roche Agreement for the three months ended March 31, 2022 (in thousands):

LEVEL 3 ROLLFORWARD
Balance at December 31, 2021	$6,450
Change in fair value of derivative liability	(100)
Balance at March 31, 2022	$6,350

5. Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Cash and cash equivalents	$236,422	$194,611
Restricted cash	177	177
Total cash, cash equivalents and restricted cash as shown on the condensed consolidated statements of cash flows	$236,599	$194,788

6. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Computer equipment	$206	$169
Furniture and fixtures	144	144
Less: Accumulated depreciation	(170)	(145)
Property and equipment, net	$180	$168

7. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Accrued research and development	$2,457	$1,817
Accrued employee-related expenses	876	3,623
Accrued professional fees	347	463
Accrued other	345	206
Total accrued expenses	$4,025	$6,109

8. Development and License Agreements

License Agreement and Master Service Agreement with Aurigene Discoveries Technology Limited (“Aurigene”)

In February 2018, the Company entered into a license agreement with Aurigene, pursuant to which Aurigene granted the Company an exclusive worldwide license, with the right to grant sublicenses, to certain Aurigene intellectual property. Concurrent with the execution of the Aurigene license agreement, the parties entered into a master services agreement, which provided for Aurigene to provide future development services to the Company on a full-time equivalent cost basis and consumable costs incurred basis. In December 2022, the Company provided a 90-day notice to terminate the master service agreement effective in March 2023.

Pursuant to the license agreement, the Company agreed to pay an upfront fee of $0.1 million and annual maintenance fees up to $0.2 million for the licensed intellectual property. The Company may also be obligated to make future milestone payments of up to $7.1 million for the first licensed product based on the achievement of certain development and regulatory milestones. The term of the license agreement expires on a licensed product-by-licensed product and country-by-country basis on the expiration of the last-to-expire valid claim under the licensed intellectual property rights in such country. The Company can terminate the agreement, for convenience, with 90 days’ notice to Aurigene. The agreement can also be terminated by either party due to insolvency or by Aurigene due to a material breach after a specified cure period.

During the three months ended March 31, 2023 and 2022, the Company recorded research and development expense of $0.3 million and $0.3 million, respectively, related to its arrangements with Aurigene.

License and Stock Purchase Agreement with AbbVie Deutschland GmbH & Co. KG (“AbbVie”)

In September 2019, the Company entered into an agreement with AbbVie, pursuant to which AbbVie granted the Company an exclusive license, with the right to grant sublicenses, to certain AbbVie intellectual property.

Under this agreement, the Company paid a non-refundable, non-creditable upfront fee of $0.6 million. The Company is also obligated to make future payments upon the achievement of certain development, commercialization and sales-based milestones up to $18.0 million, $45.0 million and $87.5 million, respectively on a licensed product-by-licensed product basis. In addition, the Company is also obligated to pay royalties based on net sales of the licensed products on a licensed product-by-licensed product and country-by-country basis. As of March 31, 2023, none of the milestones had been achieved.

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

License Agreement with Roche

In connection with the Roche Agreement, the Company paid Roche an upfront, non-refundable exclusivity payment of $0.5 million in March 2021. Upon execution of the Roche Agreement in May 2021, the Company paid Roche an additional upfront, non-refundable payment of $4.0 million.

The Company is obligated to make contingent payments to Roche totaling up to $205.0 million upon achievement of certain development, regulatory and commercial milestones. Roche is also eligible to receive tiered royalties on net sales of commercialized products, at rates ranging from high single-digits to high teens.

In addition, the Company was obligated to issue shares of the Company to Roche in connection with the completion of a Roche Qualified Transaction as defined by the Roche Agreement. The number of shares of common stock to be issued to Roche was estimated to be approximately 2.85% of the outstanding shares of common stock of the combined company as of immediately after the completion of a Roche Qualified Transaction, including the exercise by the underwriters thereof of any overallotment option, if applicable. The Company had determined that the obligation to issue common stock upon completion of a Roche Qualified Transaction represented a liability classified financial instrument. The resulting liability was initially recorded at fair value in research and development expense, with gains and losses arising from changes in fair value recognized in other income (expense), net in the condensed consolidated statement of operations and comprehensive loss at each period while the instrument was outstanding.

During the three months ended March 31, 2022, the Company recorded expense of $0.1 million within other income (expense), net, related to the change in fair value of the derivative liability.

Upon completion of the merger, the Company issued 482,313 shares of common stock to Roche, thereby settling the derivative liability, with the fair value of the common stock at the time of issuance recorded as additional paid-in capital.

License Agreement with Mabwell

In January 2023, the Company entered into an exclusive license agreement with Mabwell Therapeutics, Inc. ("Mabwell"), pursuant to which Mabwell granted the Company an exclusive and sublicensable license to certain Mabwell intellectual property.

During the three months ended March 31, 2023, the Company paid Mabwell an upfront payment of $10.0 million. In addition, the Company is obligated to pay certain development and regulatory milestone payments for the licensed products, for up to three indications, up to a maximum aggregate amount of $127.5 million, as well as certain commercial milestone payments for certain licensed product net sales achievements, up to a maximum aggregate amount of $275.0 million. The Company is further obligated to pay a tiered percentage of revenue that the Company receives from its sublicensees ranging from a low third decile percentage to a low first decile percentage. In addition, the Company is obligated to pay Mabwell a royalty on annual net sales of all licensed products at a tiered rate ranging from low single-digits to high single-digits.

9. Convertible Preferred Stock

As of March 31, 2023, the Company was authorized to issue up to 10,000,000 shares of preferred stock at a par value of $0.0001, with no shares issued or outstanding.

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

As of March 31, 2023, the authorized capital stock of the Company included 100,000,000 shares of common stock, $0.0001 par value per share. Prior to the merger, the holders of Private Disc's common stock were subject to and qualified by the rights, powers and preferences of the holders of the Preferred Stock. Each share of common stock entitles the holder to one vote on all matters submitted to the stockholders for a vote.

As of March 31, 2023, the Company has 2,527,513 shares of common stock reserved for the exercise of stock options and 1,229,224 shares of common stock reserved for the exercise of pre-funded warrants.

Registration Statements Resulting from the Merger

In January 2023, as a result of the merger, the Company filed a resale registration statement on Form S-3 with the Securities and Exchange Commission ("SEC"), which covered the proposed resale or other disposition by certain stockholders of up to an aggregate of 12,635,956 shares of the Company’s common stock. The Company also filed a registration statement on Form S-8 with the SEC, which registered 1,672,599 shares of common stock issuable with respect to Private Disc options assumed by the Company pursuant to the Merger Agreement as well as 2,035,103 additional shares of common stock reserved and available for future issuance under the 2021 Plan and 180,894 additional shares of common stock reserved and available for future issuance under the 2021 ESPP.

ATM Program

In January 2023, the Company filed a shelf registration statement on Form S-3 with the SEC, which covered the offering, issuance and sale by the Company of up to an aggregate of $300.0 million of the Company’s common stock, preferred stock, debt securities, warrants or units. Subsequently in January 2023, the Company entered into a Sales Agreement with SVB Securities LLC, as sales agent, to provide for the offering, issuance and sale by the Company of up to $100.0 million of the Company’s common stock from time to time in "at-the-market" offerings under the shelf. Under this program, the Company is able to offer and sell, from time to time at its sole discretion, shares of its common stock through SVB Securities LLC as its sales agent. In an ATM offering, exchange-listed companies incrementally sell newly issued shares into the secondary trading market through a designated broker-dealer at prevailing market prices.

As of March 31, 2023, the Company had sold an aggregate of 608,050 shares of common stock in at-the-market offerings under the shelf. Aggregate gross proceeds from the transactions were $15.0 million and the Company received $14.6 million in net proceeds, after deducting placement agent fees and offering expenses.

Registered Direct Offering

In February 2023, the Company entered into a securities purchase agreement, with certain investors. Pursuant to the securities purchase agreement, the Company sold an aggregate of 1,488,166 shares of the Company's common stock, at a purchase price of $23.00 per share, and with respect to a certain investor, in lieu of shares of the Company's common stock, pre-funded warrants to purchase an aggregate of 1,229,224 shares of the Company's common stock, at a purchase price of $22.9999 per pre-funded warrant, for aggregate net proceeds of $62.4 million, after deducting offering expenses of $0.1 million. The pre-funded warrants provide that the holder will not have the right to exercise any portion of its warrants if such holder, together with its affiliates, would beneficially own in excess of 9.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to such exercise (the “Beneficial Ownership Limitation”); provided, however, that the holder may increase or decrease the Beneficial Ownership Limitation by giving 61 days’ notice, but not to any percentage in excess of 19.99%. The investors or their affiliates are beneficial holders of more than 5% of the Company's capital stock. The pre-funded warrants meet the condition for equity classification and were therefore recorded as a component of stockholders’ equity within additional paid-in capital.

11. Stock-Based Compensation

The Company grants stock-based awards under its 2021 Stock Option and Incentive Plan (the “2021 Plan”), which was approved by its stockholders in February 2021 and amended and restated in January 2023. The Company also has outstanding stock option awards under its 2017 Stock Option and Grant Plan (the "Private Disc Plan"), the 2017 Stock Option and Grant Plan (the "Gemini 2017 Plan"), and the 2021 Inducement Plan, but is no longer granting awards under these plans. The Company also has the option to grant awards under the 2021 Employee Stock Purchase Plan (the "2021 ESPP"), which was approved by shareholders in July 2021 and amended and restated in January 2023.

The following table summarizes stock option activity for the three months ended March 31, 2023.

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at December 31, 2022	2,640,590	$16.19	8.08	$25,513
Granted	25,756	$23.10
Exercised	(74,753)	$15.04
Forfeited	(64,080)	$99.98
Outstanding at March 31, 2023	2,527,513	$14.17	8.22	$28,068
Exercisable at March 31, 2023	1,022,728	$18.21	7.09	$13,318

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the common stock as of the end of the period. The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2023 was $0.5 million.

The weighted-average assumptions used to estimate the fair value of stock options granted were as follows:

	Three Months Ended March 31,
	2023	2022
Risk-free interest rate	3.86%	1.82%
Expected term (in years)	6.05	6.00
Expected volatility	62%	56%
Expected dividend yield	0%	0%
Fair value per share of common stock	$23.10	$14.69

The weighted-average grant date fair value of options granted during the three months ended March 31, 2023 and 2022 was $14.06 and $7.85 per share, respectively.

The total fair value of options vested during the three months ended March 31, 2023 was $0.8 million.

As of March 31, 2023, the Company had issued a total of 63,061 shares of restricted common stock to the founders of Private Disc pursuant to subscription agreements and to certain key employees pursuant to the Private Disc Plan at $0.0001 per share. The stock restrictions relate to the sale and transferability of the stock and lapse over the defined vesting period in the restricted stock agreement. The vesting period is generally contingent upon continued employment or consulting services being provided to the Company. In the event of termination, the Company has the right, but not the obligation to repurchase the unvested shares at the original purchase price.

A summary of restricted common stock activity is as follows:

	Three Months Ended March 31,
	2023	2022
Unvested at the beginning of the year	1,916	10,170
Vested	(958)	(2,285)
Unvested at the end of the period	958	7,885

As of March 31, 2023, the unrecognized stock-based compensation expense related to restricted common stock is expected to be recognized over a weighted-average period of 0.01 years.

Stock-Based Compensation Expense

Total stock-based compensation expense recorded as research and development and general and administrative expenses, respectively, for employees, directors and non-employees is as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development	$345	$133
General and administrative	679	199
Total stock-based compensation expense	$1,024	$332

As of March 31, 2023, the total unrecognized stock-based compensation expense related to outstanding awards was $9.3 million and is expected to be recognized over a weighted-average period of 3.12 years.

12. Income Taxes

The Company did not record a provision or benefit for federal income taxes during the three months ended March 31, 2023 and 2022. The Company recorded state income tax expense of less than $0.1 million for the three months ended March 31, 2023, due to interest income. There was no state income tax expense for the three months ended March 31, 2022. The Company continues to maintain a full valuation allowance against all of its deferred tax assets.

The Company has evaluated the positive and negative evidence involving its ability to realize its deferred tax assets and has considered its history of cumulative net losses incurred since inception and its lack of any commercially ready products. The Company has concluded that it is more likely than not that it will not realize the benefits of its deferred tax assets. The Company reevaluates the positive and negative evidence at each reporting period.

The Company has never been examined by the Internal Revenue Service or any other jurisdiction for any tax years and, as such, all years within the applicable statutes of limitations are potentially subject to audit.

13. Net Loss Per Share

Basic and diluted net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average common shares outstanding. The weighted-average common shares outstanding used in the basic and diluted net loss per share calculation includes the pre-funded warrants issued in connection with the Company’s February 2023 registered direct offering as the pre-funded warrants are exercisable for nominal cash consideration. As of March 31, 2023, no pre-funded warrants have been exercised and 1,229,224 pre-funded warrants are outstanding.

The Company has generated a net loss in all periods presented, so the basic and diluted net loss per share are the same, as the inclusion of the potentially dilutive securities would be anti-dilutive. The Company excluded the following from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect:

	March 31,
	2023	2022
Series Seed convertible preferred stock	—	5,000,000
Series A convertible preferred stock	—	41,666,666
Series B convertible preferred stock	—	37,499,999
Unvested restricted common stock	958	7,885
Options to purchase common stock	2,527,513	1,563,671

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

Legal Proceedings

The Company, from time to time, may be party to litigation arising in the ordinary course of business. The Company was not subject to any material legal proceedings during the three months ended March 31, 2023 and 2022 and, to the best of its knowledge, no material legal proceedings are currently pending or threatened.

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

15. Leases

The Company leases office space in Watertown, Massachusetts under an operating lease. There have been no material changes to the Company’s lease during the three months ended March 31, 2023. For additional information, please refer to Note 15, Leases, to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

16. Related Party Transactions

The landlord of the Company’s leased office space in Watertown, Massachusetts is a related party of the Company due to its equity ownership.

In February 2023, certain existing investors participated in the Company's registered direct offering (see Note 10).

In March 2023, the Company executed a promissory note for an aggregate principal amount of $0.5 million from an existing investor. The Company did not use these funds and repaid the note four days later, recording a de minimis amount of interest expense based on the then Federal funds rate for short term loans of 4.5% per annum.

17. Subsequent Events

The Company has completed an evaluation of all subsequent events after the unaudited condensed consolidated balance sheet date of March 31, 2023 through the date these condensed consolidated financial statements were issued to ensure that these condensed consolidated financial statements include appropriate disclosure of events both recognized in the condensed consolidated financial statements as of March 31, 2023, and events which occurred subsequently but were not recognized in the condensed consolidated financial statements. Non-recognizable subsequent events are summarized below.

ATM Program

Subsequent to March 31, 2023 and through the issuance date of these condensed consolidated financial statements, the Company has sold an aggregate of 217,300 shares of common stock in at-the-market offerings under the shelf for gross proceeds of $5.0 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022. Please refer to our note regarding forward-looking statements under the caption "Forward Looking Statements" of this Quarterly Report on Form 10-Q, which is incorporated herein by this reference.

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

Bitopertin is the lead product candidate in our heme biosynthesis modulation portfolio. Bitopertin was previously evaluated by F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., or collectively, Roche, in a comprehensive clinical program in over 4,000 individuals in other indications which demonstrated the activity of bitopertin as a glycine transporter 1, or GlyT1, inhibitor and its effect on heme biosynthesis. We are planning to initially develop bitopertin for the treatment of EPs, including EPP and XLP. In July 2022, we initiated BEACON, a Phase 2 open-label, parallel-dose clinical trial of bitopertin in EPP and XLP patients that is being conducted at sites in Australia. Separately, in July 2022, we received clearance of our Investigational New Drug application, or IND, from the U.S. Food and Drug Administration, or FDA, for, and in October 2022 we initiated, AURORA, a Phase 2, randomized, double-blind, placebo-controlled clinical trial of bitopertin in EPP patients that is being conducted at sites in the United States. We expect interim data from BEACON in June of 2023 and topline data from BEACON and AURORA by end of 2023. We entered into a collaborative research and development agreement with the National Institutes of Health, or NIH, to conduct an NIH-sponsored clinical trial of bitopertin in DBA. The FDA authorized the clinical trial to proceed and we expect the trial to begin by mid-year 2023. We are planning additional trials of bitopertin in other indications.

DISC-0974 is the lead product candidate in our iron homeostasis portfolio. DISC-0974 is designed to suppress hepcidin production and increase serum iron levels. We submitted an IND to the FDA for DISC-0974 in June 2021, received clearance in July 2021, and participants completed a Phase 1 clinical trial in healthy volunteers in the U.S. in June 2022 with results showing an acceptable tolerability profile and evidence of target engagement, iron mobilization and augmented erythropoiesis. We initiated a Phase 1b/2 clinical trial in June 2022 in patients with anemia of MF, and initiated a separate Phase 1b/2 clinical trial in February 2023 in patients with non-dialysis dependent CKD and anemia. We expect interim data from both of these trials by end of 2023. In addition, we are developing a preclinical anti-hemojuvelin, or HJV, monoclonal antibody, DISC-0998, which also targets hepcidin suppression and was in-licensed from AbbVie Deutschland GmbH & Co. KG, or AbbVie. DISC-0998 is designed to increase serum iron levels and has an extended serum half-life as compared to DISC-0974. We believe this profile may be desirable in certain subsets of patients with anemia associated with inflammatory diseases.

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

We expense research and development costs as incurred. Costs incurred for external development activities are recognized based on an evaluation of the progress to completion of specific tasks using information provided to us by our vendors. Payments for these activities are based on the terms of the individual agreements, which may differ from the pattern of costs incurred, and may be reflected in our condensed consolidated financial statements as prepaid or accrued expenses. Nonrefundable advance payments for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses and expensed as the related goods are delivered or the services are performed or when it is no longer expected that the goods will be delivered or the services rendered.

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

Change in Fair Value of Derivative Liability

In May 2021, we entered into the Roche Agreement, described in more detail in Notes 4 and 8 to our unaudited condensed consolidated financial statements, which included an obligation to issue a variable number of shares of our common stock to Roche for no additional consideration upon the completion of a Roche Qualified Transaction as defined by the Roche Agreement. The liability was measured at fair value as of each reporting date and the change in the fair value for the period was recorded in the condensed consolidated statements of operations and comprehensive loss in the change in fair value of derivative liability. The liability was settled upon the completion of the merger on December 29, 2022.

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

The following table summarizes our results of operations for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022	Change
Operating expenses:
Research and development	$20,180	$7,821	$12,359
General and administrative	4,945	2,139	2,806
Total operating expenses	25,125	9,960	15,165
Loss from operations	(25,125)	(9,960)	(15,165)
Other income (expense), net:
Interest income	2,367	7	2,360
Change in fair value of derivative liability	—	100	(100)
Total other income (expense), net	2,367	107	2,260
Loss before income taxes	(22,758)	(9,853)	(12,905)
Income tax expense	(23)	—	(23)
Net loss	$(22,781)	$(9,853)	$(12,928)

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022	Change
Bitopertin	$2,582	$2,355	$227
DISC-0974	2,515	2,099	416
MWTX-003	10,042	—	10,042
Personnel-related (including equity-based compensation)	3,120	2,187	933
Other research programs and expenses	1,921	1,180	741
Total research and development expenses	$20,180	$7,821	$12,359

Research and development expenses were $20.2 million for the three months ended March 31, 2023, compared to $7.8 million for the three months ended March 31, 2022. The increase of $12.4 million in research and development expenses was primarily due to a $10.0 million upfront payment under the Mabwell license agreement, as well as a $0.9 million increase in personnel-related costs related to higher research and development headcount.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022	Change
Personnel-related (including equity-based compensation)	$2,082	$1,195	$887
Legal, consulting and professional fees	1,928	789	1,139
Other expenses	935	155	780
Total general and administrative expenses	$4,945	$2,139	$2,806

General and administrative expenses were $4.9 million for the three months ended March 31, 2023, compared to $2.1 million for the three months ended March 31, 2022. The increase of $2.8 million in general and administrative expenses was primarily due to a $1.1 million increase in legal, consulting and professional fees related to increased legal costs and market research consulting, and a $0.9 million increase in personnel-related costs related to higher general and administrative headcount.

Other Income (Expense), Net

Other income was $2.4 million for the three months ended March 31, 2023, compared to $0.1 million for the three months ended March 31, 2022. The change of $2.3 million in other income (expense), net was primarily due to an increase in interest income based on a larger cash and cash equivalents balance and higher interest rates.

Income Tax Expense

Income tax expense was less than $0.1 million for the three months ended March 31, 2023, compared to no expense for the three months ended March 31, 2022. The change in expense is related to state income tax due to an increase in interest income.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses. We expect to continue to incur significant expenses and operating losses in the foreseeable future as we advance the clinical development of our product candidates. We expect that our research and development and general and administrative costs will continue to increase significantly, including in connection with conducting clinical trials and manufacturing for our product candidates to support commercialization and providing general and administrative support for our operations, including the costs associated with operating as a public company. As a result, we will need additional capital to fund our operations, which we may obtain from additional equity or debt financings, collaborations, licensing arrangements or other sources. See “Risk Factors” for additional risks associated with our substantial capital requirements.

To date, we have funded our operations primarily with proceeds from the sale of our convertible preferred stock and common stock, the proceeds from the merger with Gemini, proceeds from at-the-market offerings and proceeds from a registered direct offering. Through March 31, 2023, we have received net proceeds of $144.5 million from sales of our Series Seed, Series A and Series B convertible preferred stock, $89.5 million from the merger with Gemini, $53.5 million from sales of common stock in a pre-closing private financing, $62.4 million from sales of common stock and pre-funded warrants in a registered direct offering and $14.6 million from at-the-market offerings. As of March 31, 2023, we had cash and cash equivalents of $236.4 million.

We have incurred significant operating losses since inception and, as of March 31, 2023, had an accumulated deficit of $135.0 million. In addition, we expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future. We believe that our current cash resources will enable us to fund our current planned operating expense and capital expenditure requirements into 2025. We may also pursue additional cash resources through public or private equity, collaborations or debt financings.

Cash Flows

The following table provides information regarding our cash flows for each period presented (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash provided by (used in):
Operating activities	$(35,466)	$(13,701)
Investing activities	(29)	(100)
Financing activities	77,306	55
Net increase in cash, cash equivalents and restricted cash	$41,811	$(13,746)

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

During the three months ended March 31, 2023, net cash used in operating activities of $35.5 million was primarily due to our net loss of $22.8 million primarily related to the $10.0 million upfront payment under the Mabwell license agreement and an increase in operating assets and liabilities of $13.8 million primarily related to the payment of merger-related costs which were included in accounts payable at December 31, 2022, partially offset by non-cash expenses of $1.1 million.

During the three months ended March 31, 2022, net cash used in operating activities of $13.7 million was primarily due to our net loss of $9.9 million and change in operating assets and liabilities of $4.1 million primarily related to prepayments on external research and development contracts, partially offset by changes in non-cash expenses of $0.3 million.

Investing Activities

During the three months ended March 31, 2023 and 2022, net cash used in investing activities was related to purchases of property and equipment.

Financing Activities

During the three months ended March 31, 2023, net cash provided by financing activities of $77.3 million consisted primarily of aggregate net proceeds of $62.4 million from sales of common stock and pre-funded warrants in a registered direct offering and aggregate net proceeds of $14.6 million from the at-the-market offerings.

During the three months ended March 31, 2022, net cash provided by financing activities was related to proceeds from stock option exercises.

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
•
the amount and timing of revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval; and
•
the legal costs involved in prosecuting patent applications and enforcing patent claims and other intellectual property claims.

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

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations as of March 31, 2023 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Operating lease commitments(1)	$1,392	$375	$782	$235	$—
Total	$1,392	$375	$782	$235	$—

(1) Amounts reflect payments due for our leased office space in Watertown, Massachusetts as of March 31, 2023. The lease term began in November 2021 and will end in November 2026.

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

We have also entered into license agreements under which we are obligated to make specified milestone and royalty payments. We have not included future payments under these agreements in the table of contractual obligations above since the payment obligations under these agreements are contingent upon future events such as regulatory milestones or generating product sales. We are unable to estimate the timing or likelihood of achieving these milestones or generating future product sales. For additional information about our license agreements and amounts that could become payable in the future under such agreements, see our condensed consolidated financial statements.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of our condensed consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, costs and expenses, and the disclosure of contingent assets and liabilities in our condensed consolidated financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions. See our Annual Report on Form 10-K for the year ended December 31, 2022 for more information about critical accounting policies as well as a description of our other significant accounting policies.

There have been no material changes to our critical accounting estimates from those described in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2022.

Recently Issued and Adopted Accounting Pronouncements

A description of recently issued and certain recently adopted accounting pronouncements that have or may potentially impact our financial position and results of operations is included in Note 2 to our condensed consolidated financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

As of March 31, 2023 and December 31, 2022, we had cash and cash equivalents of $236.4 million and $194.6 million, respectively, which consisted of cash and money market accounts. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, an immediate 10% change in market interest rates would not have a material effect on the fair market value of our cash or cash equivalents.

Our employees and operations are primarily located in the United States. We have, from time to time, engaged in contracts with contractors or other vendors in a currency other than the U.S. dollar. To date, we have had minimal exposure to fluctuations in foreign currency exchange rates as the time period between the date that transactions are initiated, and the date of payment or receipt of payment is generally of short duration. Accordingly, we believe we do not have a material exposure to foreign currency risk.

Inflation generally affects us by increasing our cost of labor and contract research. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2023 and 2022.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Principal Executive Officer (our Chief Executive Officer) and Principal Financial Officer (our Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. We are not currently aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.

ITEM 1A. RISK FACTORS

Set forth below are the risks that we believe are material to our investors and they should be carefully considered. If any of the following risks and uncertainties actually occurs, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks described below are not intended to be exhaustive and other factors not presently known to us or that we currently believe are immaterial may affect our business, prospects, financial condition and results of operations if they occur. This section contains forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements in this Quarterly Report on Form 10-Q.

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

Our net losses were $22.8 million and $9.9 million for the three months ended March 31, 2023 and 2022, respectively. We had an accumulated deficit of $135.0 million as of March 31, 2023. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect our research and development expenses to increase significantly in connection with the commencement and continuation of clinical trials of our product candidates. In addition, if we obtain regulatory approval for our product candidates, we will incur significant sales, marketing and manufacturing expenses. We also will continue to incur additional costs associated with operating as a public company and expect to continue to incur significant and increasing operating losses over the next several years and for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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

Our ability to become profitable depends upon our ability to generate revenue. To date, we have not generated collaborative revenue from our product candidates and have not generated revenue from product sales, and do not expect to generate any revenue from the sale of products in the near future. We do not expect to generate significant revenue unless and until we obtain regulatory approval of, and begin to sell, one or more of our product candidates. Our ability to generate revenue depends on a number of factors, including, but not limited to, our ability to:

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

In May 2021, we entered into the Roche Agreement, pursuant to which, among other things, Roche granted us an exclusive and sublicensable (subject to Roche’s consent, except with respect to affiliates) worldwide license under certain of Roche’s patent rights and know-how to develop and commercialize bitopertin. Although bitopertin was originally evaluated by Roche in over 4,000 individuals, Roche did not evaluate bitopertin in EPP or XLP, so the safety data generated from Roche’s clinical trials of bitopertin may not be predictive or indicative of the results of our clinical trials. Regulatory authorities may also raise questions regarding the transition in the future from Roche-manufactured drug substance to drug substance manufactured by us or another party, and we may be required to conduct comparability assessments, which could result in delays in development and additional costs. We may face similar challenges with respect to MWTX-003, for which pre-clinical results may not be indicative or predictive of future clinical trial results.

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

Our product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, distribution, import and export are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable foreign regulatory authorities. Before we can commercialize any of our product candidates, we must obtain regulatory approval. Currently, all of our product candidates are in discovery, preclinical or clinical development, and we have not received approval to market any of our product candidates from regulatory authorities in any jurisdiction. It is possible that our product candidates, including any product candidates we may seek to develop in the future, will never obtain regulatory approval. We have limited experience in filing and supporting the applications necessary to gain regulatory approvals and rely on third-party CROs and/or regulatory consultants to assist us in this process. Securing regulatory approval requires the submission of extensive preclinical and clinical data and supporting information to the various regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing regulatory approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authority. Our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude us from obtaining regulatory approval or prevent or limit commercial use. In addition, regulatory authorities may find fault with our manufacturing process or facilities or that of third-party contract manufacturers. We may also face greater than expected difficulty in manufacturing our product candidates.

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

Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise the funds necessary to continue our operations or could otherwise have a material adverse effect on our business, results of operations, financial condition and prospects. The occurrence of any of the foregoing could have a material adverse effect on our business, financial condition, results of operations or prospects.

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

As of April 30, 2023, we had 51 full-time employees and no part-time employees. We expect to experience significant growth in the number of our employees and the scope of our operations, particularly as we function as a public company and in the areas of product development, regulatory affairs and, if any of our product candidates receives regulatory approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank, or SVB, was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation, or FDIC, as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each placed into receivership. Although a statement by the Department of the Treasury, the Federal Reserve and the FDIC indicated that all depositors of SVB (such as our company) would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts, borrowers under credit agreements, letters of credit and certain other financial instruments with SVB, Signature Bank or any other financial institution that is placed into receivership by the FDIC may be unable to access undrawn amounts thereunder. Subsequent to these events, additional financial institutions have experienced similar failures and have been placed into receivership. It is possible that other banks will face similar difficulty in the future.

Although we assess our banking relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect the Company, the financial institutions with which the Company has credit agreements or arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which the Company has financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.

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

We are subject to the reporting requirements of the Exchange Act, which requires, among other things, that we file with the SEC, annual, quarterly and current reports with respect to our business and financial condition as well as other disclosure and corporate governance requirements. However, as an emerging growth company we may take advantage of exemptions from various requirements such as an exemption from the requirement to have our independent auditors attest to our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 as well as an exemption from the “say on pay” voting requirements pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. After we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company” which may allow us to take advantage of some of the same exemptions from disclosure requirements including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. Even after we no longer qualify as an emerging growth company, we expect to still qualify as a “smaller reporting company,” as such term is defined in Rule 12b-2 under the Exchange Act, in at least the near term, which will allow us to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in this Quarterly Report on Form 10-Q and in our periodic reports and proxy statements. Once we are no longer an emerging growth company, a smaller reporting company or otherwise qualify for these exemptions, we will be required to comply with these additional legal and regulatory requirements applicable to public companies and will incur significant legal, accounting and other expenses to do so. If we are not able to comply with the requirements in a timely manner or at all, our financial condition or the market price of our common stock may be harmed. For example, if we or our independent auditor identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses we could face additional costs to remedy those deficiencies, the market price of our stock could decline or we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

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

If our existing securityholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after legal restrictions on resale discussed in our Annual Report on Form 10-K for the year ended December 31, 2022 lapse, the trading price of our common stock could decline. As of March 31, 2023, we had 19,575,242 shares of common stock outstanding. Of the shares of common stock, 11,632,972 shares will be available for sale in the public market beginning 180 days after the closing of the merger as a result of the expiration of lock-up agreements between us on the one hand and certain of our securityholders on the other hand. All other outstanding shares of common stock, other than shares held by our affiliates will be freely tradable, without restriction, in the public market. In addition, shares of common stock that are subject to outstanding options of ours will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements and Rules 144 and 701 under the Securities Act. If these shares are sold, the trading price of our common stock could decline.

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

We will have broad discretion over the use of our cash and cash equivalents. You may not agree with our decisions, and our use of our cash and cash equivalents may not yield any return on your investment. Our failure to apply these resources effectively could compromise our ability to pursue our growth strategy and we might not be able to yield a significant return, if any, on our investment of these net proceeds. You will not have the opportunity to influence our decisions on how to use our cash resources.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Recent Sales of Unregistered Securities

None.

(b) Use of Proceeds from Initial Public Offering

Not applicable.

(c) Issuer Purchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS.

The exhibits filed as part of this Quarterly Report are set forth on the Exhibit Index, which is incorporated herein by reference.

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

3.4	Amended and Restated By-laws of Disc Medicine, Inc. (incorporated by reference to Annex C to Gemini Therapeutics, Inc.’s Proxy Statement/Prospectus on Form S-4/A (Registration No. 333-249785)).
4.1	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on February 14, 2023).
10.1*††	Exclusive License Agreement between Disc Medicine, Inc. and Mabwell Therapeutics, Inc., dated January 19, 2023.
10.2

Securities Purchase Agreement, dated as of February 13, 2023, by and between Disc Medicine, Inc. and the investors identified therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 14, 2023).

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** The certifications furnished in Exhibit 32.1 hereto are deemed to be furnished with this Quarterly Report on Form 10-Q and will not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

† The annexes, schedules, and certain exhibits to the Merger Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant hereby agrees to furnish supplementally a copy of any omitted annex, schedule or exhibit to the Commission upon request.

†† Portions of this exhibit (indicated by asterisks) have been omitted pursuant to Item 601(b)(10) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DISC MEDICINE, INC.

Date: May 15, 2023	By:	/s/ John Quisel
John Quisel, J.D., Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2023	By:	/s/ Joanne Bryce
Joanne Bryce, CPA
Chief Financial Officer (Principal Financial and Accounting Officer)