Form 10-Q
period 2023-06-30
Disc Medicine, Inc.
filed 2023-08-11
CIK 1816736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 8, 2023, there were 22,877,552 shares of Common Stock, $0.0001 par value per share, outstanding.

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
•
Interim, top-line, initial, and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to confirmation, audit, and verification procedures that could result in material changes in the final data.
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

This section contains forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements under the caption “Forward Looking Statements” of this Quarterly Report on Form 10-Q.

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

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DISC MEDICINE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	June 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$377,602	$194,611
Prepaid expenses and other current assets	4,131	3,880
Total current assets	381,733	198,491
Property and equipment, net	159	168
Right-of-use assets, operating leases	2,166	1,430
Other assets	116	116
Total assets	$384,174	$200,205
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,214	$16,162
Accrued expenses	4,148	6,109
Operating lease liabilities, current	321	307
Total current liabilities	9,683	22,578
Operating lease liabilities, non-current	1,772	1,027
Contingent value right liability	1,500	—
Total liabilities	12,955	23,605
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock, $0.0001 par value; 100,000,000 shares authorized as of June 30, 2023 and December 31, 2022; 22,850,894 and 17,405,231 shares issued June 30, 2023 and December 31, 2022, respectively; and 22,850,894 and 17,403,315 shares outstanding as of June 30, 2023 and December 31, 2022, respectively	2	2
Additional paid-in capital	522,161	288,814
Accumulated deficit	(150,944)	(112,216)
Total stockholders’ equity	371,219	176,600
Total liabilities and stockholders’ equity	$384,174	$200,205

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISC MEDICINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$12,100	$7,714	$32,280	$15,535
General and administrative	5,228	4,301	10,173	6,440
Total operating expenses	17,328	12,015	42,453	21,975
Loss from operations	(17,328)	(12,015)	(42,453)	(21,975)
Other income (expense), net:
Interest income	2,910	45	5,277	52
Change in fair value of contingent value right liability	(1,500)	—	(1,500)	—
Change in fair value of derivative liability	—	2,390	—	2,490
Other expense	(5)	—	(5)	—
Total other income (expense), net	1,405	2,435	3,772	2,542
Loss before income taxes	(15,923)	(9,580)	(38,681)	(19,433)
Income tax expense	(24)	—	(47)	—
Net loss and comprehensive loss	$(15,947)	$(9,580)	$(38,728)	$(19,433)
Net loss attributable to common stockholders-basic and diluted	$(15,947)	$(9,580)	$(38,728)	$(19,433)
Weighted-average common shares outstanding-basic and diluted	21,484,955	944,706	20,226,923	934,286
Net loss per share attributable to common stockholders-basic and diluted	$(0.74)	$(10.14)	$(1.91)	$(20.80)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISC MEDICINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK

AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share and per share amounts)

(Unaudited)

	Convertible Preferred Stock
	Series Seed $0.0001 Par Value		Series A $0.0001 Par Value		Series B $0.0001 Par Value		Common Stock $0.0001 Par Value		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2021	5,000,000	$2,350	41,666,666	$49,762	37,499,999	$89,744	909,418	$1	$1,185	$(65,389)	$(64,203)
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	31,725	—	55	—	55
Vesting of restricted common stock	—	—	—	—	—	—	2,285	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	332	—	332
Net loss	—	—	—	—	—	—	—	—	—	(9,853)	(9,853)
Balance at March 31, 2022	5,000,000	$2,350	41,666,666	$49,762	37,499,999	$89,744	943,428	$1	$1,572	$(75,242)	$(73,669)
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	8,768	—	86	—	86
Vesting of restricted common stock	—	—	—	—	—	—	2,285	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	382	—	382
Net loss	—	—	—	—	—	—	—	—	—	(9,580)	(9,580)
Balance at June 30, 2022	5,000,000	$2,350	41,666,666	$49,762	37,499,999	$89,744	954,481	$1	$2,040	$(84,822)	$(82,781)

	Convertible Preferred Stock
	Series Seed $0.0001 Par Value		Series A $0.0001 Par Value		Series B $0.0001 Par Value		Common Stock $0.0001 Par Value		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2022	—	$—	—	$—	—	$—	17,403,315	$2	$288,814	$(112,216)	$176,600
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	74,753	—	1,067	—	1,067
Vesting of restricted common stock	—	—	—	—	—	—	958	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,024	—	1,024
Sale of common stock in registered direct offering, net of issuance costs of $80	—	—	—	—	—	—	1,488,166	—	34,148	—	34,148
Sale of pre-funded warrants in registered direct offering, net of issuance costs of $66	—	—	—	—	—	—	—	—	28,206	—	28,206
Sale of common stock in at-the-market offerings, net of issuance costs of $408	—	—	—	—	—	—	608,050	—	14,591	—	14,591
Net loss	—	—	—	—	—	—	—	—	—	(22,781)	(22,781)
Balance at March 31, 2023	—	$—	—	$—	—	$—	19,575,242	$2	$367,850	$(134,997)	$232,855
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	41,475	—	242	—	242
Vesting of restricted common stock	—	—	—	—	—	—	958	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,309	—	1,309
Sale of common stock in follow-on public offering, net of issuance costs of $9,272	—	—	—	—	—	—	3,015,919	—	138,508	—	138,508
Sale of pre-funded warrants in follow-on public offering, net of issuance costs of $627	—	—	—	—	—	—	—	—	9,373	—	9,373
Sale of common stock in at-the-market offerings, net of issuance costs of $119	—	—	—	—	—	—	217,300	—	4,879	—	4,879
Net loss	—	—	—	—	—	—	—	—	—	(15,947)	(15,947)
Balance at June 30, 2023	—	$—	—	$—	—	$—	22,850,894	$2	$522,161	$(150,944)	$371,219

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISC MEDICINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(38,728)	$(19,433)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	50	40
Stock-based compensation	2,333	714
Change in fair value of contingent value right liability	1,500	—
Change in fair value of derivative liability	—	(2,490)
Noncash lease expense	134	47
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	128	(1,860)
Other assets	—	64
Accounts payable	(11,476)	1,003
Accrued expenses	(1,991)	(920)
Operating lease liabilities	(140)	(60)
Net cash used in operating activities	(48,190)	(22,895)
Cash flow from investing activities
Purchases of property and equipment	(41)	(120)
Net cash used in investing activities	(41)	(120)
Cash flow from financing activities
Proceeds from sale of common stock in offerings, net of issuance costs paid	192,226	—
Proceeds from sale of pre-funded warrants in offerings, net of issuance costs paid	37,637	—
Proceeds from stock option exercises	1,298	141
Net cash provided by financing activities	231,161	141
Net increase (decrease) in cash, cash equivalents and restricted cash	182,930	(22,874)
Cash, cash equivalents and restricted cash, beginning of period	194,788	88,213
Cash, cash equivalents and restricted cash, end of period	$377,718	$65,339
Supplemental disclosure of non-cash activities
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,106	$—
Decrease in right-of-use assets related to lease modification	$237	$—
Decrease in operating lease liabilities due to lease modification	$207	$—
Receivable related to deferred issuance costs on sale of common stock and pre-funded warrants in offerings included in other current assets	$400	$—
Deferred issuance costs on sale of common stock and pre-funded warrants in offerings included in accounts payable and accrued expenses	$558	$4

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISC MEDICINE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Nature of the Business

Disc Medicine, Inc. (together with its subsidiaries, the “Company”) is a clinical-stage biopharmaceutical company focused on the discovery, development, and commercialization of novel treatments for patients suffering from serious hematologic diseases. The Company has assembled a portfolio of clinical and preclinical product candidates that aim to modify fundamental biological pathways associated with the formation and function of red blood cells, specifically heme biosynthesis and iron homeostasis. The Company’s current pipeline includes, bitopertin for the treatment of erythropoietic porphyrias (“EPs”) including erythropoietic protoporphyria (“EPP”), and X-linked protoporphyria (“XLP”), and Diamond-Blackfan Anemia (“DBA”); DISC-0974 for the treatment of anemia of myelofibrosis (“MF”), and anemia of chronic kidney disease (“CKD”); and MWTX-003 for the treatment of polycythemia vera (“PV”), and other hematologic disorders. In addition, the Company’s preclinical programs also include DISC-0998, for the treatment of anemia associated with inflammatory diseases. The Company’s approach to product candidate development leverages well-understood molecular mechanisms that have been validated in humans. The Company believes that each of its product candidates, if approved, has the potential to improve the lives of patients suffering from hematologic diseases. The Company was founded in October 2017. The Company’s principal offices are in Watertown, Massachusetts.

The Company is subject to a number of risks and uncertainties common to development stage companies in the biotechnology industry, including, but not limited to, risks associated with completing preclinical studies and clinical trials, receiving regulatory approvals for product candidates, development by competitors of new biopharmaceutical products, dependence on key personnel, reliance on third-party organizations, protection of proprietary technology, compliance with government regulations, the impact of the COVID-19 pandemic or other health crises and the ability to secure additional capital to fund operations. The Company’s research and development programs will require significant additional research and development efforts, including preclinical and clinical testing and regulatory approval, prior to commercialization. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will realize revenue from product sales.

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

Pursuant to the terms of the Merger Agreement, at the effective time of the merger (the “Effective Time”), each then outstanding share of Private Disc common stock (including shares of common stock issued upon conversion of the Company’s preferred stock (see Note 9) and shares of the Company’s common stock issued in the Private Disc pre-closing financing defined below) was exchanged for 0.1096 shares of Gemini’s common stock (the “Exchange Ratio”), after taking into account the Reverse Stock Split, as defined below. In addition, each option to purchase Private Disc shares that was outstanding and unexercised immediately prior to the Effective Time was converted into an option to purchase shares of Gemini based on the Exchange Ratio. Immediately following the merger, stockholders of Private Disc owned approximately 74% of the outstanding common stock of the combined company. The merger was intended to qualify for federal income tax purposes as a tax-free reorganization under the provisions of Section 368(a) of the Internal Revenue Code of 1986, as amended.

At the Effective Time, each person who as of immediately prior to the Effective Time was a stockholder of record of Gemini or had the right to receive Gemini’s common stock received a contractual contingent value right (“CVR”) issued by Gemini subject to and in accordance with the terms and conditions of a Contingent Value Rights Agreement between Gemini, the holder’s representative and the rights agent (the “CVR Agreement”), representing the contractual right to receive consideration from the post-closing combined company upon the receipt of certain proceeds from a disposition of Gemini’s pre-merger assets during the period that is one year after the closing of the merger, calculated in accordance with the CVR Agreement. As of June 30, 2023, no such proceeds have been received (See Note 4).

In connection with the Merger Agreement, certain third parties entered into a subscription agreement with Private Disc to purchase shares of Private Disc’s common stock for an aggregate purchase price of $53.5 million (the “pre-closing financing”).

Shares of Private Disc’s common stock issued pursuant to the pre-closing financing were converted into shares of the Company’s common stock based on the Exchange Ratio.

The merger was accounted for as a reverse recapitalization in accordance with U.S. GAAP. For accounting purposes, Private Disc was considered to be acquiring the assets and liabilities of Gemini in the merger based on the terms of the Merger Agreement and other factors, including: (i) Private Disc’s stockholders own a majority of the voting rights in the combined company; (ii) Private Disc designated a majority (eight of nine) of the initial members of the board of directors of the combined company; (iii) Private Disc’s executive management team became the management of the combined company; (iv) the pre-combination assets of Gemini were primarily cash and cash equivalents and other non-operating assets (the in-process research and development assets potentially remaining as of the combination were considered to be of de minimis value); and (v) the combined company was named Disc Medicine, Inc. and is headquartered in Private Disc’s office in Watertown, Massachusetts. Accordingly, the merger was treated as the equivalent of Private Disc issuing stock to acquire the net assets of Gemini. As a result of the merger, the net assets of Gemini were recorded at their acquisition-date fair value in the financial statements of the Company and the reported operating results prior to the merger are those of Private Disc.

Pursuant to the terms of the Roche Agreement (see Note 4), immediately following the Effective Time, the Company issued 482,313 shares of the combined company to Roche for no consideration.

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

Liquidity and Capital Resources

The Company’s condensed consolidated financial statements have been prepared on the basis of the Company continuing as a going concern. The Company expects that its existing cash and cash equivalents as of June 30, 2023 of $377.6 million will enable the Company to fund its planned operating expense and capital expenditure requirements for at least twelve months from the date of issuance of these condensed consolidated financial statements. The Company has incurred recurring losses and negative cash flows from operations since inception. As of June 30, 2023, the Company had an accumulated deficit of $150.9 million. The Company expects its operating losses and negative operating cash flows to continue into the foreseeable future. The future viability of the Company is dependent on its ability to generate cash from operating activities or to raise additional capital to finance its operations. There can be no assurance that the Company will ever earn revenues or achieve profitability, or if achieved, that the revenues or profitability will be sustained on a continuing basis. In addition, the Company’s preclinical and clinical development activities, manufacturing and commercialization of the Company’s product candidates, if approved, will require significant additional financing.

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

Unaudited Interim Condensed Consolidated Financial Information

The accompanying condensed consolidated financial statements as of June 30, 2023 and for the three and six months ended June 30, 2023 and 2022 are unaudited. The financial data and other information contained in the notes hereto as of June 30, 2023 and for the three and six months ended June 30, 2023 and 2022 are also unaudited. The condensed consolidated balance sheet data as of December 31, 2022 was derived from the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements, and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of June 30, 2023 and the results of its operations and cash flows for the three and six months ended June 30, 2023 and 2022. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2022, and the notes thereto, included in the Company’s Annual Report on Form 10-K.

The results for the three and six months ended June 30, 2023 and 2022 are not necessarily indicative of results to be expected for the full years, or any other interim periods, or any future year or period.

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting period. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to accrued research and development expenses; stock-based compensation expense; the fair value of the common stock prior to the effective date of the merger; the fair value determinations for instruments accounted for at fair value including contingent amounts payable to third parties upon the consummation of specified transactions, including a Roche Qualified Transaction (see Note 4); the fair value of Gemini’s development programs at the Effective Time; the fair value of the CVR; the incremental borrowing rate for determining lease liabilities and right-of-use assets and income taxes. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it has concluded to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates as there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results may differ materially from those estimates or assumptions.

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

Restricted Cash

The Company maintains a letter of credit for the benefit of its landlord related to its current leased office space in Watertown, Massachusetts which is classified within other assets. The Company is required to maintain a separate cash balance to secure its letter of credit. The Company maintained a letter of credit of less than $0.1 million for leased space in Cambridge, Massachusetts, which was classified within prepaids and other current assets. This lease was terminated in 2021 and the letter of credit was subsequently returned and released from restricted cash.

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

As part of the reverse recapitalization, the Company acquired $97.4 million of cash and cash equivalents. The Company also obtained prepaids and other assets of $1.8 million and assumed accounts payable and accrued expenses of $7.8 million. Gemini’s development programs had ceased prior to the merger and were deemed to be de minimis in value at the transaction date.

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

4. Fair Value Measurements

The following tables present information about the Company’s assets and liabilities that are regularly measured and carried at fair value on a recurring basis and indicate the level within the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value, which is described further within Note 2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Financial assets and liabilities measured at fair value on a recurring basis are summarized as follows (in thousands):

	June 30, 2023
	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$80,132	$—	$—
U.S. Treasury notes	—	190,768	—
Total	$80,132	$190,768	$—
Liabilities
Contingent value right liability	$—	$—	$1,500
Total	$—	$—	$1,500

	December 31, 2022
	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$40,783	$—	$—
Total	$40,783	$—	$—

The fair value of the Company’s Level 1 cash equivalents, consisting of money market funds, is based on quoted market prices in active markets with no valuation adjustment. The fair value of the Company’s Level 2 cash equivalents, consisting of U.S. treasury notes with original maturities of three months or less, is determined through third-party pricing services. The amortized cost of the U.S. treasury notes approximates the fair value. There have been no impairments of the Company’s assets measured and carried at fair value during the three and six months ended June 30, 2023 and 2022. In addition, there were no changes in valuation techniques or transfers between Level 1, Level 2 and Level 3 financial assets during the three and six months ended June 30, 2023 and 2022. The Company did not have any non-recurring fair value measurements on any assets or liabilities during the three and six months ended June 30, 2023 and 2022.

In May 2021, the Company entered into a license agreement (the “Roche Agreement”) with F. Hoffmann-La Roche Ltd. and Hoffmann-La Roche Inc. (together, “Roche”) pursuant to which Roche granted the Company an exclusive and sublicensable worldwide license under certain patent rights and know-how to develop, manufacture and commercialize certain compounds (the “Compounds”) as further described in Note 8. The Company recognized a liability in connection with the Roche Agreement which included an obligation to issue a variable number of shares of the Company’s common stock to Roche for no additional consideration upon the Company’s completion of an initial public offering or certain merger transactions, a “Roche Qualified Transaction.” Prior to settlement in Q4 2022, the fair value measurement of the derivative liability was classified as Level 3 under the fair value hierarchy as it was valued using certain unobservable inputs. These inputs included: (1) the Company’s estimated shares outstanding and fair value per share upon completion of a Roche Qualified Transaction and (2) the probability of the Company completing a Roche Qualified Transaction. The Company settled the derivative liability by issuing common stock to Roche immediately following the completion of the merger. The number of shares of common stock to be issued to Roche was estimated to be approximately 2.85% of the outstanding shares of common stock of the combined company as of immediately after the completion of a Roche Qualified Transaction, including the exercise by the underwriters thereof of any overallotment option, if applicable. The Company remeasured the derivative liability based on the stock price of its publicly-traded common stock on December 29, 2022. The change in the fair value for the period was recorded in the condensed consolidated statements of operations and comprehensive loss in the change in fair value of derivative liability. Upon completion of the merger, the Company issued 482,313 shares of common stock to Roche, thereby settling the derivative liability, with the fair value of the common stock at the time of issuance recorded as additional paid-in capital.

As described in Note 1, in connection with the merger, the stockholders of Gemini at the Effective Time received a CVR to receive consideration from the Company upon its receipt of certain proceeds, resulting from a disposition of Gemini’s pre-merger assets within one year after the closing of the merger, calculated in accordance with the CVR Agreement. The fair value of the CVR liability was $1.5 million as of June 30, 2023 and de minimis as of December 31, 2022. The fair value of the CVR liability was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The Company used a discounted cash flow approach to value the CVR liability. As inputs into the valuation, the Company considered the probabilities of success of certain potential payments, the amount of the payments, and a discount rate of 13.0% determined using an implied credit spread adjusted based on companies with similar credit risk.

The following table provides a summary of changes in fair value of the Level 3 liabilities for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three and Six Months Ended June 30, 2023	Three and Six Months Ended June 30, 2022
	Contingent value right liability	Derivative liability
Balance at December 31	$—	$6,450
Change in fair value	—	(100)
Balance at March 31	—	6,350
Change in fair value	1,500	(2,390)
Balance at June 30	$1,500	$3,960

5. Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Cash and cash equivalents	$377,602	$194,611
Restricted cash	116	177
Total cash, cash equivalents and restricted cash as shown on the condensed consolidated statements of cash flows	$377,718	$194,788

6. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Computer equipment	$210	$169
Furniture and fixtures	144	144
Less: Accumulated depreciation	(195)	(145)
Property and equipment, net	$159	$168

7. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Accrued research and development	$1,617	$1,817
Accrued employee-related expenses	2,122	3,623
Accrued professional fees	220	463
Accrued other	189	206
Total accrued expenses	$4,148	$6,109

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

During the three and six months ended June 30, 2023, the Company recorded research and development expense related to its arrangements with Aurigene of $0.3 million and $0.3 million, respectively, compared to expense for the three and six months ended June 30, 2022 of $0.2 million and $0.4 million, respectively.

License and Stock Purchase Agreement with AbbVie Deutschland GmbH & Co. KG (“AbbVie”)

In September 2019, the Company entered into an agreement with AbbVie, pursuant to which AbbVie granted the Company an exclusive license, with the right to grant sublicenses, to certain AbbVie intellectual property.

Under this agreement, the Company paid a non-refundable, non-creditable upfront fee of $0.6 million. The Company is also obligated to make future payments upon the achievement of certain development, commercialization and sales-based milestones up to $18.0 million, $45.0 million and $87.5 million, respectively on a licensed product-by-licensed product basis. In addition, the Company is also obligated to pay royalties based on net sales of the licensed products on a licensed product-by-licensed product and country-by-country basis. As of June 30, 2023, none of the milestones had been achieved.

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

A description of the derivative liability related to the Roche agreement settled in 2022 is included in Note 4.

License Agreement with Mabwell

In January 2023, the Company entered into an exclusive license agreement with Mabwell Therapeutics, Inc. (“Mabwell”), pursuant to which Mabwell granted the Company an exclusive and sublicensable license to certain Mabwell intellectual property.

In connection with the agreement, the Company paid Mabwell an upfront payment of $10.0 million in March 2023. In addition, the Company is obligated to pay certain development and regulatory milestone payments for the licensed products, for up to three indications, up to a maximum aggregate amount of $127.5 million, as well as certain commercial milestone payments for certain licensed product net sales achievements, up to a maximum aggregate amount of $275.0 million. The Company is further obligated to pay a tiered percentage of revenue that the Company receives from its sublicensees ranging from a low third decile percentage to a low first decile percentage. In addition, the Company is obligated to pay Mabwell a royalty on annual net sales of all licensed products at a tiered rate ranging from low single-digits to high single-digits.

9. Convertible Preferred Stock

As of June 30, 2023, the Company was authorized to issue up to 10,000,000 shares of preferred stock at a par value of $0.0001, with no shares issued or outstanding.

Immediately prior to the Effective Time, each share of Private Disc’s preferred stock was converted into a share of Private Disc’s common stock. At the closing of the merger, the shares of Private Disc’s common stock were converted into shares of the Company’s common stock based on the Exchange Ratio.

10. Common Stock

At the closing of the merger, the shares of Private Disc’s common stock were converted into shares of the Company’s common stock based on the Exchange Ratio.

As of June 30, 2023, the authorized capital stock of the Company included 100,000,000 shares of common stock, $0.0001 par value per share. Prior to the merger, the holders of Private Disc’s common stock were subject to and qualified by the rights, powers and preferences of the holders of the Preferred Stock. Each share of common stock entitles the holder to one vote on all matters submitted to the stockholders for a vote.

As of June 30, 2023, the Company has 2,571,395 shares of common stock reserved for the exercise of stock options and 1,433,305 shares of common stock reserved for the exercise of pre-funded warrants.

Registration Statements Resulting from the Merger

In January 2023, as a result of the merger, the Company filed a resale registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”), which covered the proposed resale or other disposition by certain stockholders of up to an aggregate of 12,635,956 shares of the Company’s common stock. The Company also filed a registration statement on Form S-8 with the SEC, which registered 1,672,599 shares of common stock issuable with respect to Private Disc options assumed by the Company pursuant to the Merger Agreement as well as 2,035,103 additional shares of common stock reserved and available for future issuance under the 2021 Plan and 180,894 additional shares of common stock reserved and available for future issuance under the 2021 ESPP.

ATM Program

In January 2023, the Company filed a shelf registration statement on Form S-3 with the SEC, which covered the offering, issuance and sale by the Company of up to an aggregate of $300.0 million of the Company’s common stock, preferred stock, debt securities, warrants or units. Subsequently in January 2023, the Company entered into a Sales Agreement (the “Sales Agreement”) with SVB Securities LLC, as sales agent, to provide for the offering, issuance and sale by the Company of up to $100.0 million of the Company’s common stock from time to time in “at-the-market” offerings under the shelf. Under this program, the Company is able to offer and sell, from time to time at its sole discretion, shares of its common stock through SVB Securities LLC as its sales agent. In an ATM offering, exchange-listed companies incrementally sell newly issued shares into the secondary trading market through a designated broker-dealer at prevailing market prices. Effective June 12, 2023, the ATM program was suspended. The Company will not make any sales of common stock pursuant to the Sales Agreement unless and until a new prospectus supplement or registration statement is filed with the SEC; however, the Sales Agreement remains in full force and effect. In connection with the ATM suspension, the Company recognized the remaining capitalized issuance costs of $0.3 million as general and administrative expense in the consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2023.

As of June 30, 2023, the Company had sold an aggregate of 825,350 shares of common stock in at-the-market offerings under the shelf. Aggregate gross proceeds from the transactions were $20.0 million and the Company received $19.5 million in net proceeds, after deducting placement agent fees and offering expenses.

Registered Direct Offering

In February 2023, the Company entered into a securities purchase agreement, with certain investors. Pursuant to the securities purchase agreement, the Company sold an aggregate of 1,488,166 shares of the Company’s common stock, at a purchase price of $23.00 per share, and with respect to a certain investor, in lieu of shares of the Company’s common stock, pre-funded warrants to purchase an aggregate of 1,229,224 shares of the Company’s common stock, at a purchase price of $22.9999 per pre-funded warrant, for aggregate net proceeds of $62.4 million, after deducting offering expenses of $0.1 million.

The pre-funded warrants provide that the holder will not have the right to exercise any portion of its warrants if such holder, together with its affiliates, would beneficially own in excess of 9.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to such exercise (the “Beneficial Ownership Limitation”); provided, however, that the holder may increase or decrease the Beneficial Ownership Limitation by giving 61 days’ notice, but not to any percentage in excess of 19.99%. The investors or their affiliates are beneficial holders of more than 5% of the Company’s capital stock. The pre-funded warrants meet the condition for equity classification and were therefore recorded as a component of stockholders’ equity within additional paid-in capital.

Follow-On Public Offering

In June 2023, the Company issued 3,015,919 shares of its common stock upon the completion of its public follow-on offering, which included the exercise in full by the underwriters of their option to purchase up to 420,000 additional shares of common stock, at a public offering price of $49.00 per share. The Company also sold, in lieu of shares of the Company’s common stock, pre-funded warrants to purchase an aggregate of 204,081 shares of common stock at a price of $48.9999 per pre-funded warrant. The Company received aggregate net proceeds of $147.9 million, after deducting offering expenses of $9.9 million.

The pre-funded warrants provide that the holder will not have the right to exercise any portion of its warrants if such holder, together with its affiliates, would beneficially own in excess of 24.99% of the number of shares of Common Stock outstanding immediately after giving effect to the exercise (the “Ownership Limit”). Purchasers of the pre-funded warrants may also elect to set the initial Ownership Limit at 4.99%, 9.99% or 19.99%. Upon at least 61 days’ prior notice from the holder to the Company, the holder may increase or decrease the Ownership Limit up to 24.99%, provided however that purchasers that select an Ownership Limit of 19.99% or less will only be allowed to increase the Ownership Limit above 19.99% if such increase would not result in a change of control under the rules and regulations of the Nasdaq Stock Market LLC. The pre-funded warrants meet the condition for equity classification and were therefore recorded as a component of stockholders’ equity within additional paid-in capital.

11. Stock-Based Compensation

The Company grants stock-based awards under its 2021 Stock Option and Incentive Plan (the “2021 Plan”), which was approved by its stockholders in February 2021 and amended and restated in January 2023. The Company also has outstanding stock option awards under its 2017 Stock Option and Grant Plan (the “Private Disc Plan”), the 2017 Stock Option and Grant Plan (the “Gemini 2017 Plan”), and the 2021 Inducement Plan, but is no longer granting awards under these plans. The Company also has the option to grant awards under the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), which was approved by shareholders in July 2021 and amended and restated in January 2023.

The following table summarizes stock option activity for the six months ended June 30, 2023.

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at December 31, 2022	2,640,590	$16.19	8.08	$25,513
Granted	117,463	$35.36
Exercised	(116,228)	$11.94
Forfeited	(70,430)	$102.56
Outstanding at June 30, 2023	2,571,395	$14.90	7.98	$82,589
Exercisable at June 30, 2023	1,191,600	$16.57	7.01	$39,795

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the common stock as of the end of the period. The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2023 was $2.0 million.

The weighted-average assumptions used to estimate the fair value of stock options granted were as follows:

	Six Months Ended June 30,
	2023	2022
Risk-free interest rate	3.67%	1.99%
Expected term (in years)	7.73	6.00
Expected volatility	58%	56%
Expected dividend yield	0%	0%
Fair value per share of common stock	$35.36	$14.69

The weighted-average grant date fair value of options granted during the six months ended June 30, 2023 and 2022 was $22.49 and $7.85 per share, respectively.

The total fair value of options vested during the six months ended June 30, 2023 was $2.1 million.

As of June 30, 2023, the Company had issued a total of 63,061 shares of restricted common stock to the founders of Private Disc pursuant to subscription agreements and to certain key employees pursuant to the Private Disc Plan at $0.0001 per share. The stock restrictions relate to the sale and transferability of the stock and lapse over the defined vesting period in the restricted stock agreement. The vesting period is generally contingent upon continued employment or consulting services being provided to the Company. In the event of termination, the Company has the right, but not the obligation to repurchase the unvested shares at the original purchase price.

A summary of restricted common stock activity is as follows:

	Six Months Ended June 30,
	2023	2022
Unvested at the beginning of the year	1,916	10,170
Vested	(1,916)	(4,570)
Unvested at the end of the period	—	5,600

As of June 30, 2023, all awards of restricted common stock were fully vested.

Stock-Based Compensation Expense

Total stock-based compensation expense recorded as research and development and general and administrative expenses, respectively, for employees, directors and non-employees is as follows (in thousands):

	Three months ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$367	$149	$712	$282
General and administrative	942	233	1,621	432
Total stock-based compensation expense	$1,309	$382	$2,333	$714

As of June 30, 2023, the total unrecognized stock-based compensation expense related to outstanding awards was $10.5 million and is expected to be recognized over a weighted-average period of 2.74 years.

12. Income Taxes

The Company did not record a provision or benefit for federal income taxes during the three and six months ended June 30, 2023 and 2022. The Company recorded state income tax expense of less than $0.1 million for the three and six months ended June 30, 2023, due to interest income. There was no state income tax expense for the three and six months ended June 30, 2022. The Company continues to maintain a full valuation allowance against all of its deferred tax assets.

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

13. Net Loss Per Share

Basic and diluted net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average common shares outstanding. The weighted-average common shares outstanding used in the basic and diluted net loss per share calculation includes the pre-funded warrants issued in connection with the Company’s follow-on public offering in June 2023 and registered direct offering in February 2023 as the pre-funded warrants are exercisable for nominal cash consideration. As of June 30, 2023, no pre-funded warrants have been exercised and 1,433,305 pre-funded warrants are outstanding.

The Company has generated a net loss in all periods presented, so the basic and diluted net loss per share are the same, as the inclusion of the potentially dilutive securities would be anti-dilutive. The Company excluded the following from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect:

	June 30,
	2023	2022
Series Seed convertible preferred stock	—	5,000,000
Series A convertible preferred stock	—	41,666,666
Series B convertible preferred stock	—	37,499,999
Unvested restricted common stock	—	5,600
Options to purchase common stock	2,571,395	1,591,619

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

Legal Proceedings

The Company, from time to time, may be party to litigation arising in the ordinary course of business. The Company was not subject to any material legal proceedings during the six months ended June 30, 2023 and 2022 and, to the best of its knowledge, no material legal proceedings are currently pending or threatened.

Payments Upon Termination

The Company enters into contracts in the normal course of business with CROs, CDMOs and other third parties for preclinical studies, clinical trials and manufacturing services. These contracts typically do not contain minimum purchase commitments and are generally cancelable by the Company upon written notice. Payments due upon cancellation consist of payments for services provided or expenses incurred, including noncancelable obligations of the Company’s service providers, up to the date of cancellation and, in the case of certain arrangements with CROs and CDMOs, may include noncancelable fees. Under such agreements, the exact amounts owed by the Company in the event of termination will be based on the timing of the termination and the exact terms of the agreement.

15. Leases

In October 2021, Private Disc entered into a five-year lease through November 2026 of 7,566 square feet of office space located at 321 Arsenal Street, Watertown, Massachusetts to be used as its corporate headquarters. In June 2023, the lease was amended to allow the landlord to perform certain maintenance activities expected to be completed by the end of 2023 and to provide rent abatement of $0.2 million. The amendment was accounted for as a modification resulting in a new incremental borrowing rate and a reduction to the right-of-use asset and lease liability of $0.2 million.

In June 2023, the Company entered into a sublease for a term of approximately three and a half years through November 2026, consisting of 9,280 square feet of office space on the second floor of the corporate headquarters in Watertown, Massachusetts. Fixed lease payments include base rent, subject to annual rent increases, and a management fee. Variable lease payments include the Company’s allocated share of costs incurred for real estate taxes, utilities, and other operating expenses applicable to the leased premises. Pursuant to the lease, the Company is also obligated to pay for certain administrative costs, taxes and operating expenses.

The components of lease expense were as follows (in thousands):

	Six Months Ended June 30,
	2023	2022
Operating lease costs	$181	$206
Variable lease costs	109	94
Total lease expense	$290	$300

Other information related to the Company’s leases is as follows (in thousands, except term and discount rate amounts):

	Six Months Ended June 30,
	2023	2022
Weighted average remaining lease term	3.42 years	4.41 years
Weighted average discount rate	9.9%	5.5%
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$187	$181

A maturity analysis of the annual undiscounted cash flows reconciled to the carrying value of the operating lease liabilities as of June 30, 2023, reflective of the Company’s election to account for lease and non-lease components together, is as follows (in thousands):

Year Ending December 31,	Operating Leases
Remaining 2023	$149
2024	789
2025	850
2026	729
Total minimum lease payments	2,517
Less imputed interest	(424)
Present value of lease liabilities	$2,093

16. Related Party Transactions

The landlord of the Company’s leased office space in Watertown, Massachusetts is a related party of the Company due to its equity ownership.

In February 2023, certain existing investors participated in the Company’s registered direct offering (see Note 10).

In March 2023, the Company executed a promissory note for an aggregate principal amount of $0.5 million from an existing investor. The Company did not use these funds and repaid the note four days later, recording a de minimis amount of interest expense based on the then Federal funds rate for short term loans of 4.5% per annum.

In June 2023, an existing investor participated in the Company’s follow-on offering (see Note 10).

17. Subsequent Events

The Company has completed an evaluation of all subsequent events after the unaudited condensed consolidated balance sheet date of June 30, 2023 through the date these condensed consolidated financial statements were issued to ensure that these condensed consolidated financial statements include appropriate disclosure of events both recognized in the condensed consolidated financial statements as of June 30, 2023, and events which occurred subsequently but were not recognized in the condensed consolidated financial statements. The Company had no non-recognizable subsequent events.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022. Please refer to our note regarding forward-looking statements under the caption “Forward Looking Statements” of this Quarterly Report on Form 10-Q, which is incorporated herein by this reference.

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

Bitopertin is the lead product candidate in our heme biosynthesis modulation portfolio. Bitopertin was previously evaluated by F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., or collectively, Roche, in a comprehensive clinical program in over 4,000 individuals in other indications which demonstrated the activity of bitopertin as a glycine transporter 1, or GlyT1, inhibitor and its effect on heme biosynthesis. We are planning to initially develop bitopertin for the treatment of EPs, including EPP and XLP. In July 2022, we initiated BEACON, a Phase 2 open-label, parallel-dose clinical trial of bitopertin in EPP and XLP patients that is being conducted at sites in Australia. Separately, in July 2022, we received clearance of our Investigational New Drug application, or IND, from the U.S. Food and Drug Administration, or FDA, for, and in October 2022 we initiated, AURORA, a Phase 2, randomized, double-blind, placebo-controlled clinical trial of bitopertin in EPP patients that is being conducted at sites in the United States. We presented positive initial data from BEACON in June of 2023 at the European Hematology Association 2023 Congress, and we expect BEACON data from all patients to be presented year-end 2023 and AURORA topline data by early 2024. We entered into a collaborative research and development agreement with the National Institutes of Health, or NIH, to conduct an NIH-sponsored clinical trial of bitopertin in DBA. The FDA authorized the clinical trial to proceed and we announced on July 27, 2023 that the first patient was enrolled in this trial. We are planning additional trials of bitopertin in other indications.

DISC-0974 is the lead product candidate in our iron homeostasis portfolio. DISC-0974 is designed to suppress hepcidin production and increase serum iron levels. We submitted an IND to the FDA for DISC-0974 in June 2021, received clearance in July 2021, and participants completed a Phase 1 clinical trial in healthy volunteers in the U.S. in June 2022 with results showing an acceptable tolerability profile and evidence of target engagement, iron mobilization and augmented erythropoiesis. We initiated a Phase 1b/2 clinical trial in June 2022 in patients with anemia of MF, and initiated a separate Phase 1b/2 clinical trial in February 2023 in patients with non-dialysis dependent CKD and anemia. We expect initial data from both of these trials by end of 2023. In addition, we are developing a preclinical anti-hemojuvelin, or HJV, monoclonal antibody, DISC-0998, which also targets hepcidin suppression and was in-licensed from AbbVie Deutschland GmbH & Co. KG, or AbbVie. DISC-0998 is designed to increase serum iron levels and has an extended serum half-life as compared to DISC-0974. We believe this profile may be desirable in certain subsets of patients with anemia associated with inflammatory diseases.

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

Other Income

Interest Income

Interest income primarily consists of interest earned on cash equivalents, consisting of money market funds, U.S. treasury notes and certificates of deposit.

Change in Fair Value of Contingent Value Right Liability

In December 2022, we entered into the CVR Agreement, described in more detail in Notes 1 and 4 to our unaudited condensed consolidated financial statements, which provided a CVR to Gemini’s pre-merger common stockholders to receive common stock from the Company upon its receipt of certain proceeds, calculated in accordance with the CVR Agreement, resulting from a disposition of Gemini’s pre-merger assets within one year after the closing of the merger. The CVR liability was measured at fair value as of each reporting date and the change in the fair value for the period was recorded in the condensed consolidated statements of operations and comprehensive loss in the change in fair value of contingent value right liability.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,
	2023	2022	Change
Operating expenses:
Research and development	$12,100	$7,714	$4,386
General and administrative	5,228	4,301	927
Total operating expenses	17,328	12,015	5,313
Loss from operations	(17,328)	(12,015)	(5,313)
Other income (expense), net:
Interest income	2,910	45	2,865
Change in fair value of contingent value right liability	(1,500)	—	(1,500)
Change in fair value of derivative liability	—	2,390	(2,390)
Other expense	(5)	—	(5)
Total other income (expense), net	1,405	2,435	(1,030)
Loss before income taxes	(15,923)	(9,580)	(6,343)
Income tax expense	(24)	—	(24)
Net loss	$(15,947)	$(9,580)	$(6,367)

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,
	2023	2022	Change
Bitopertin	$4,179	$2,092	$2,087
DISC-0974	2,112	2,191	(79)
MWTX-003	526	—	526
Personnel-related (including equity-based compensation)	3,468	2,105	1,363
Other research programs and expenses	1,815	1,326	489
Total research and development expenses	$12,100	$7,714	$4,386

Research and development expenses were $12.1 million for the three months ended June 30, 2023, compared to $7.7 million for the three months ended June 30, 2022. The increase of $4.4 million in research and development expenses was primarily due to a $2.1 million increase in bitopertin development expense related to increased clinical study and drug manufacturing activity, as well as a $1.4 million increase in personnel-related costs related to higher research and development headcount.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,
	2023	2022	Change
Personnel-related (including equity-based compensation)	$2,495	$1,093	$1,402
Legal, consulting and professional fees	1,791	2,988	(1,197)
Other expenses	942	220	722
Total general and administrative expenses	$5,228	$4,301	$927

General and administrative expenses were $5.2 million for the three months ended June 30, 2023, compared to $4.3 million for the three months ended June 30, 2022. The increase of $0.9 million in general and administrative expenses was primarily due to an increase of $1.4 million in personnel-related costs due to higher general and administrative headcount, offset by a decrease of $1.2 million in legal, consulting and professional fees primarily due to the recognition of $2.2 million of deferred transaction costs in June 2022 related to a planned equity financing that was superseded by the merger.

Other Income (Expense), Net

Other income (expense), net was $1.4 million for the three months ended June 30, 2023, compared to $2.4 million for the three months ended June 30, 2022. The change of $1.0 million was primarily due to the changes in fair value of the derivative and contingent value right liabilities, partially offset by an increase in interest income based on a larger cash and cash equivalents balance and higher interest rates.

Income Tax Expense

Income tax expense was less than $0.1 million for the three months ended June 30, 2023, compared to no expense for the three months ended June 30, 2022. The increase in expense relates to state income tax resulting from the increase in interest income.

Comparison of the Six Months Ended June 30, 2023 and 2022

The following table summarizes our results of operations for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,
	2023	2022	Change
Operating expenses:
Research and development	$32,280	$15,535	$16,745
General and administrative	10,173	6,440	3,733
Total operating expenses	42,453	21,975	20,478
Loss from operations	(42,453)	(21,975)	(20,478)
Other income (expense), net:
Interest income	5,277	52	5,225
Change in fair value of contingent value right liability	(1,500)	—	(1,500)
Change in fair value of derivative liability	—	2,490	(2,490)
Other expense	(5)	—	(5)
Total other income (expense), net	3,772	2,542	1,230
Loss before income taxes	(38,681)	(19,433)	(19,248)
Income tax expense	(47)	—	(47)
Net loss	$(38,728)	$(19,433)	$(19,295)

Research and Development Expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,
	2023	2022	Change
Bitopertin	$6,762	$4,447	$2,315
DISC-0974	4,627	4,290	337
MWTX-003	10,567	—	10,567
Personnel-related (including equity-based compensation)	6,588	4,292	2,296
Other research programs and expenses	3,736	2,506	1,230
Total research and development expenses	$32,280	$15,535	$16,745

Research and development expenses were $32.3 million for the six months ended June 30, 2023, compared to $15.5 million for the six months ended June 30, 2022. The increase of $16.7 million in research and development expenses was primarily due to a $10.0 million upfront payment under the Mabwell license agreement, as well as a $2.3 million increase in personnel-related costs related to higher research and development headcount and a $2.3 million increase in bitopertin related to increased clinical study and drug manufacturing activity.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,
	2023	2022	Change
Personnel-related (including equity-based compensation)	$4,577	$2,288	$2,289
Legal, consulting and professional fees	3,719	3,777	(58)
Other expenses	1,877	375	1,502
Total general and administrative expenses	$10,173	$6,440	$3,733

General and administrative expenses were $10.2 million for the six months ended June 30, 2023, compared to $6.4 million for the six months ended June 30, 2022. The increase of $3.7 million in general and administrative expenses was primarily due to a $2.3 million increase in personnel-related costs related to higher general and administrative headcount, as well as an increase of $1.5 million in other expenses related to increased costs as a public company.

Other Income (Expense), Net

Other income (expense), net was $3.8 million for the six months ended June 30, 2023, compared to $2.5 million for the six months ended June 30, 2022. The change of $1.2 million in other income (expense), net was primarily due to an increase in interest income based on a larger cash and cash equivalents balance and higher interest rates, partially offset by the changes in fair value of the derivative and contingent value right liabilities.

Income Tax Expense

Income tax expense was less than $0.1 million for the six months ended June 30, 2023, compared to no expense for the six months ended June 30, 2022. The increase in expense relates to state income tax resulting from the increase in interest income.

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

To date, we have funded our operations primarily with proceeds from the sale of our convertible preferred stock and common stock, the proceeds from the merger with Gemini, proceeds from at-the-market offerings, proceeds from a registered direct offering and proceeds from a follow-on public offering. Through June 30, 2023, we have received net proceeds of $144.5 million from sales of our Series Seed, Series A and Series B convertible preferred stock, $89.5 million from the merger with Gemini, $53.5 million from sales of common stock in a pre-closing private financing, $62.4 million from sales of common stock and pre-funded warrants in a registered direct offering, $147.9 million from sales of common stock and pre-funded warrants in a public follow-on offering and $19.5 million from at-the-market offerings. As of June 30, 2023, we had cash and cash equivalents of $377.6 million.

We have incurred significant operating losses since inception and, as of June 30, 2023, had an accumulated deficit of $150.9 million. In addition, we expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future. We believe that our current cash resources will enable us to fund our current planned operating expense and capital expenditure requirements well into 2026. We may also pursue additional cash resources through public or private equity, collaborations or debt financings.

Cash Flows

The following table provides information regarding our cash flows for each period presented (in thousands):

	Six months ended June 30,
	2023	2022
Net cash provided by (used in):
Operating activities	$(48,190)	$(22,895)
Investing activities	(41)	(120)
Financing activities	231,161	141
Net increase (decrease) in cash, cash equivalents and restricted cash	$182,930	$(22,874)

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

During the six months ended June 30, 2023, net cash used in operating activities of $48.2 million was primarily due to our net loss of $38.7 million and an increase in operating assets and liabilities of $13.5 million primarily related to the payment of merger-related costs which were included in accounts payable at December 31, 2022, partially offset by non-cash expenses of $4.0 million.

During the six months ended June 30, 2022, net cash used in operating activities of $22.9 million was primarily due to our net loss of $19.4 million, and changes in operating assets and liabilities of $1.8 million and non-cash expenses of $1.7 million.

Investing Activities

During the six months ended June 30, 2023 and 2022, net cash used in investing activities was related to purchases of property and equipment.

Financing Activities

During the six months ended June 30, 2023, net cash provided by financing activities of $231.2 million consisted primarily of aggregate net proceeds of $147.9 million from sales of common stock and pre-funded warrants in a public follow-on offering, aggregate net proceeds of $62.5 million from sales of common stock and pre-funded warrants in a registered direct offering and aggregate net proceeds of $19.5 million from the at-the-market offerings.

During the six months ended June 30, 2022, net cash provided by financing activities of $0.1 million was related to proceeds from stock option exercises.

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

Until such time, if ever, as we can generate substantial revenue from product sales, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, and marketing, distribution or licensing arrangements with third parties. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our existing stockholders may be materially diluted, and the terms of such securities could include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include restrictive covenants that limit our ability to take specified actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, reduce or eliminate our product development or future commercialization efforts, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations as of June 30, 2023 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Operating lease commitments(1)	$2,517	$522	$1,701	$294	$—
Total	$2,517	$522	$1,701	$294	$—

(1) Amounts reflect payments due for our leased office spaces in Watertown, Massachusetts as of June 30, 2023. The lease terms began in November 2021 and June 2023, and will each end in November 2026.

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

Emerging Growth Company and Smaller Reporting Company Status

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. We may take advantage of these exemptions until we are no longer an emerging growth company under Section 107 of the JOBS Act, which provides that an emerging growth company can take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. We have elected to avail ourselves of the extended transition period and, therefore, while we are an emerging growth company, we will not be subject to new or revised accounting standards at the same time that they become applicable to other public companies that are not emerging growth companies, unless we choose to early adopt a new or revised accounting standard. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the closing of our initial public offering which occurred in August 2020, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

As of June 30, 2023 and December 31, 2022, we had cash and cash equivalents of $377.6 million and $194.6 million, respectively, which consisted of cash and money market accounts. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, an immediate 10% change in market interest rates would not have a material effect on the fair market value of our cash or cash equivalents.

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

Inflation generally affects us by increasing our cost of labor and contract research. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the six months ended June 30, 2023 and 2022.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Principal Executive Officer (our Chief Executive Officer) and Principal Financial Officer (our Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the six months ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our net losses were $38.7 million and $19.4 million for the six months ended June 30, 2023 and 2022, respectively. We had an accumulated deficit of $150.9 million as of June 30, 2023. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect our research and development expenses to increase significantly in connection with the commencement and continuation of clinical trials of our product candidates. In addition, if we obtain regulatory approval for our product candidates, we will incur significant sales, marketing and manufacturing expenses. We also will continue to incur additional costs associated with operating as a public company and expect to continue to incur significant and increasing operating losses over the next several years and for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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
•
the changing and volatile U.S. and global economic environments, including as a result of the COVID-19 pandemic; and
•
future accounting pronouncements or changes in our accounting policies.

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

We will need to raise substantial additional funding. If we are unable to raise capital when needed or on terms acceptable to us, we may be forced to delay, reduce, or eliminate some of our product development programs or commercialization efforts.

The development of pharmaceutical products is capital-intensive. We are currently advancing our hematologic disease programs through preclinical and clinical development. We expect our expenses to significantly increase in connection with our ongoing activities, particularly as we continue the research and development of, initiate and complete clinical trials of, and seek regulatory approval for, our product candidates. In addition, depending on the status of regulatory approval or, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. We may also need to raise additional funds sooner if we choose to pursue additional indications and/or geographies for our current or future product candidates or otherwise expand more rapidly than presently anticipated. Furthermore, we expect to incur additional costs associated with operating as a newly-public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we may be forced to delay, reduce, or eliminate certain of our research and development programs or future commercialization efforts.

We believe that we have cash and cash equivalents that will enable us to fund operating expenses and capital expenditure requirements well into 2026. However, we have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than expected. Our future capital requirements will depend on and could increase significantly as a result of many factors, including:

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
•
obtaining and maintaining third-party insurance coverage and adequate reimbursement for any approved products; and
•
the potential additional expenses attributable to adjusting our development plans (including any supply related matters) to the COVID-19 pandemic or other health crises.

Identifying potential product candidates and conducting preclinical development testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenue, if any, will be derived from sales of products that we do not expect to be commercially available for several years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives.

Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. Disruptions in the financial markets in general and more recently due to the COVID-19 pandemic may make equity and debt financing more difficult to obtain and may have a material adverse effect on our ability to meet our fundraising needs. We cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all.

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

Our preclinical studies and future and ongoing clinical trials may not be successful. Currently, all of our programs are in preclinical and early clinical development. It is impossible to predict when or if any of our product candidates will prove effective and safe in humans or will receive regulatory approval. Before obtaining regulatory approval from regulatory authorities for the sale of any product candidate, we must complete preclinical studies and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates or the safety, purity and potency of our biological product candidates in humans. There is no guarantee that our product candidates will advance in accordance with the timelines we anticipate, if at all. Clinical testing is expensive, difficult to design and implement, can take many years to complete and outcomes are uncertain. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical development testing and early clinical trials may not be predictive of the success of later clinical trials, and interim, top-line, initial, or preliminary results of a clinical trial do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain regulatory approval of their product candidates. Our preclinical studies and future and ongoing clinical trials may not be successful.

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

Interim, top-line, initial, and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to confirmation, audit, and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose interim, top-line, initial, or preliminary data from our clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data. For example, we announced top-line results from the Phase 1 DISC-0974 clinical trial in June 2022 and initial results from our Phase 2 BEACON clinical trial of bitopertin in June 2023. We also may make assumptions, estimations, calculations and conclusions as part of our analyses of data, and may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the interim, top-line, initial, or preliminary results that we report may differ from future results of the same trials, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Interim, top-line, initial, and preliminary data from clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Interim, top-line, initial, and preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the interim, top-line, initial, or preliminary data we previously published. As a result, interim, top-line, initial, and preliminary data should be viewed with caution until the final data are available. Adverse differences between interim, top-line, initial, or preliminary data and final data could significantly harm our business prospects and may cause the price of our common stock to fluctuate or decline.

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

If the interim, top-line, initial, or preliminary data that we report differs from actual results, or if regulatory authorities or others, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our product candidates may be significantly impaired, which could materially harm our business, operating results, prospects or financial condition.

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

Our product development costs will also increase if we experience delays in testing or regulatory approvals. We do not know whether any of our future clinical trials will begin as planned, or whether any of our current or future clinical trials will need to be restructured or will be completed on schedule, if at all. Significant preclinical study or clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do, which would impair our ability to successfully commercialize our product candidates and may significantly harm our business, operating results, financial condition and prospects.

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

The COVID-19 pandemic, or a similar pandemic, epidemic, or outbreak of an infectious or highly contagious disease, may materially and adversely affect our business and financial results and could cause a disruption to the development of our product candidates.

Public health crises such as pandemics, including the COVID-19 pandemic, or similar outbreaks could adversely impact our business. The extent to which COVID-19, or the future outbreak of other highly infectious or contagious diseases impacts our operations or those of our third-party partners, including our preclinical studies or clinical trial operations, will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the outbreak, actions taken to contain the outbreak or mitigate its impact, and the direct and indirect economic effects of the outbreak and containment measures, among others.

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

We do not have the ability to independently conduct clinical trials. We rely and expect to continue to rely on medical institutions, clinical investigators, contract laboratories and other third parties, such as CROs, to conduct or otherwise support clinical trials for our product candidates, including our Phase 2 clinical trials of bitopertin, Phase 1b/2 clinical trials of DISC-0974 in patients with anemia of MF or non-dialysis dependent CKD and anemia, our planned Phase 1 trial of MWTX-003, as well as any other product candidates that we develop. We may also rely on academic and private non-academic institutions to conduct and sponsor clinical trials relating to our product candidates, such as the ongoing clinical trial of bitopertin in DBA, which is being conducted by NIH under a collaborative research and development agreement. We will not control the design or conduct of any investigator-sponsored trials, and it is possible that the FDA or non-U.S. regulatory authorities will not view these investigator-sponsored trials as providing adequate support for future clinical trials, whether controlled by us or third parties, for any one or more reasons, including elements of the design or execution of the trials or safety concerns or other trial results.

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

We have in-licensed, and may in the future in-license, a portion of our intellectual property, and, if we fail to comply with our obligations under these license arrangements, we could lose such intellectual property rights or owe damages to the licensor of such intellectual property. In particular, we have exclusively licensed intellectual property rights from Roche to develop and commercialize bitopertin, including certain back-up compounds and derivatives, for all prophylactic and therapeutic uses. The Roche license covers know-how, and certain specified Roche patent rights, including a composition of matter patent for bitopertin that expires in 2025. We also have exclusively licensed intellectual property rights from AbbVie Deutschland GmbH & Co. KG, or AbbVie, to develop and commercialize DISC-0974 and DISC-0998. The AbbVie license covers know-how, and certain specified AbbVie patent rights, including composition of matter and methods of use patents and patent applications for DISC-0974 and DISC-0998. We also have exclusively licensed intellectual property rights from Mabwell to develop and commercialize antibody products containing Mabwell’s MWTX-001, MWTX-002, and MWTX-003 antibodies. The Mabwell license covers know-how, and certain specified Mabwell patent rights, including composition of matter and methods of use patents and patent applications for MWTX-001, MWTX-002, and MWTX-003.

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

Similarly, in the European Union, the European Commission, upon the recommendation of the EMA’s Committee for Orphan Medicinal Products, grants orphan designation to promote the development of products that are intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions affecting no more than 5 in 10,000 persons in the European Union and for which no satisfactory method of diagnosis, prevention, or treatment has been authorized for marketing in the European Union (or, if such a method exists, the product would be of a significant benefit to those affected by the condition). Additionally, designation is granted for products intended for the diagnosis, prevention, or treatment of a life-threatening, seriously debilitating or serious and chronic condition and when, without incentives, it is unlikely that sales of the product in the European Union would generate sufficient return to justify the necessary investment in developing the product. In the European Union, orphan designation entitles a party to financial incentives such as reduction of fees or fee waivers.

Generally, if a product with an orphan designation subsequently receives the first regulatory approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA or the EMA from approving another marketing application for the same product and indication for that time period, except in limited circumstances. The applicable period is seven years in the United States and ten years in the European Union. The European Union market exclusivity period can be reduced to six years if a product no longer meets the criteria for orphan designation or if the product is sufficiently profitable so that market exclusivity is no longer justified.

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

Since the ACA’s enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA and we expect that there will be additional challenges and amendments to the ACA in the future. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an Executive Order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The Executive Order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other healthcare reform measures of the Biden administrations or other efforts, if any, to challenge repeal or replace the ACA, will impact our business.

In addition, other legislative and regulatory changes have been proposed and adopted in the United States since the ACA was enacted:

•
The U.S. Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year, which will remain in effect through 2032. Due to the Statutory Pay-As-You-Go Act of 2010, estimated budget deficit increases resulting from the American Rescue Plan Act of 2021, and subsequent legislation, Medicare payments to providers will be further reduced starting in 2025 absent further legislation.
•
The U.S. American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
•
The Right to Try Act (2018), among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a pharmaceutical manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.
•
CMS has published a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1, 2020.

There has been increasing legislative and enforcement interest in the U.S. with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. In addition, President Biden has issued multiple executive orders that have sought to reduce prescription drug costs. In February 2023, HHS also issued a proposal in response to an October 2022 executive order from President Biden that includes a proposed prescription drug pricing model that will test whether targeted Medicare payment adjustments will sufficiently incentivize manufacturers to complete confirmatory trials for drugs approved through FDA’s accelerated approval pathway. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.

The Inflation Reduction Act of 2022, or IRA, includes several provisions that may impact our business to varying degrees including provisions that reduce the out-of-pocket spending cap for Medicare Part D beneficiaries from $7,050 to $2,000 starting in 2025, thereby effectively eliminating the coverage gap; imposes new manufacturer financial liability on certain drugs under Medicare Part D, allows the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition; requires companies to pay rebates to Medicare for certain drug prices that increase faster than inflation; and delays until January 1, 2032 the implementation of the HHS rebate rule that would have limited the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, if they have one orphan designation and the only approved indication is for that rare disease or condition. If a product receives multiple rare disease designations or has multiple approved indications, it may not qualify for the orphan drug exemption. The implementation of the IRA is currently subject to ongoing litigation challenging the constitutionality of the IRA’s Medicare drug price negotiation program. The effects of the IRA on our business and the healthcare industry in general is not yet known.

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

In the U.S., to help patients afford our approved product, we may utilize programs to assist them, including patient assistance programs and co-pay coupon programs for eligible patients. Government enforcement agencies have shown increased interest in pharmaceutical companies’ product and patient assistance programs, including reimbursement support services, and a number of investigations into these programs have resulted in significant civil and criminal settlements. In addition, at least one insurer has directed its network pharmacies to no longer accept co-pay coupons for certain specialty drugs the insurer identified. Our co-pay coupon programs could become the target of similar insurer actions. In addition, in November 2013, the CMS issued guidance to the issuers of qualified health plans sold through the ACA’s marketplaces encouraging such plans to reject patient cost-sharing support from third parties and indicating that the CMS intends to monitor the provision of such support and may take regulatory action to limit it in the future. The CMS subsequently issued a rule requiring individual market qualified health plans to accept third-party premium and cost-sharing payments from certain government-related entities. In September 2014, the OIG of the HHS issued a Special Advisory Bulletin warning manufacturers that they may be subject to sanctions under the federal anti-kickback statute and/or civil monetary penalty laws if they do not take appropriate steps to exclude Part D beneficiaries from using co-pay coupons. Accordingly, companies exclude these Part D beneficiaries from using co-pay coupons. It is possible that changes in insurer policies regarding co-pay coupons and/or the introduction and enactment of new legislation or regulatory action could restrict or otherwise negatively affect these patient support programs, which could result in fewer patients using affected products, and therefore could have a material adverse effect on our sales, business, and financial condition.

Third party patient assistance programs that receive financial support from companies have become the subject of enhanced government and regulatory scrutiny. The OIG has established guidelines that suggest that it is lawful for pharmaceutical manufacturers to make donations to charitable organizations who provide co-pay assistance to Medicare patients, provided that such organizations, among other things, are bona fide charities, are entirely independent of and not controlled by the manufacturer, provide aid to applicants on a first-come basis according to consistent financial criteria and do not link aid to use of a donor’s product. However, donations to patient assistance programs have received some negative publicity and have been the subject of multiple government enforcement actions, related to allegations regarding their use to promote branded pharmaceutical products over other less costly alternatives. Specifically, in recent years, there have been multiple settlements resulting out of government claims challenging the legality of their patient assistance programs under a variety of federal and state laws. It is possible that we may make grants to independent charitable foundations that help financially needy patients with their premium, co-pay, and co-insurance obligations. If we choose to do so, and if we or our vendors or donation recipients are deemed to fail to comply with relevant laws, regulations or evolving government guidance in the operation of these programs, we could be subject to damages, fines, penalties, or other criminal, civil, or administrative sanctions or enforcement actions. We cannot ensure that our compliance controls, policies, and procedures will be sufficient to protect against acts of our employees, business partners, or vendors that may violate the laws or regulations of the jurisdictions in which we operate. Regardless of whether we have complied with the law, a government investigation could impact our business practices, harm our reputation, divert the attention of management, increase our expenses, and reduce the availability of foundation support for our patients who need assistance.

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

The regulatory framework for the collection, use, safeguarding, sharing, transfer and other processing of information worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. We possess and process sensitive customer information. Other federal and state laws that restrict the use and protect the privacy and security of personally identifiable information, in many cases, are not preempted by HIPAA and may be subject to varying interpretations by the courts and government agencies. These varying interpretations can create complex compliance issues for us and our partners and potentially expose us to additional expense, adverse publicity and liability, any of which could adversely affect our business. There is ongoing concern from privacy advocates, regulators and others regarding data privacy and security issues, and the number of jurisdictions with data privacy and security laws has been increasing. Also, there are ongoing public policy discussions regarding whether the standards for de-identification, anonymization or pseudonymization of health information are sufficient, and the risk of re-identification sufficiently small, to adequately protect patient privacy. We expect that there will continue to be new proposed and amended laws, regulations and industry standards concerning privacy, data protection and information security in the United States, such as the California Consumer Privacy Act, or CCPA, as amended by the California Privacy Rights Act, or CPRA, creates specific obligations with respect to processing and storing personal information, and the CPRA amendments created a new state agency that is vested with authority to implement and enforce the CCPA.

Laws similar to the CCPA have been passed in Montana, Texas, Iowa, Indiana, Tennessee, Connecticut, Colorado, Utah and Virginia. These laws are substantially similar in scope and contain many of the same requirements and exceptions as the CCPA, including a general exemption for clinical trial data and limited obligations for entities regulated by HIPAA. However, we cannot yet determine the full impact these laws or other such future laws, regulations and standards may have on our current or future business. Any of these laws may broaden their scope in the future, and similar laws have been proposed on both a federal level and in more than half of the states in the U.S. A number of other states have proposed new privacy laws, some of which are similar to the above discussed recently passed laws. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. The existence of comprehensive privacy laws in different states in the country would make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance.

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

We rely on our third-party providers to implement effective security measures and identify and correct for any such failures, deficiencies or breaches. We also rely on our employees and consultants to safeguard their security credentials and follow our policies and procedures regarding use and access of computers and other devices that may contain our sensitive information. If we or our third-party providers fail to maintain or protect our information technology systems and data integrity effectively or fail to anticipate, plan for or manage significant disruptions to our information technology systems, we or our third-party providers could have difficulty preventing, detecting and controlling such cyber-attacks and any such attacks could result in the losses described above as well as disputes with physicians, patients and our partners, regulatory sanctions or penalties, increases in operating expenses, expenses or lost revenue or other adverse consequences, any of which could have a material adverse effect on our business, results of operations, financial condition, prospects and cash flows. Any failure by such third parties to prevent or mitigate security breaches or improper access to or disclosure of such information could have similarly adverse consequences for us. If we are unable to prevent or mitigate the impact of such security or data privacy breaches, we could be exposed to litigation and governmental investigations, which could lead to a potential disruption to our business. By way of example, the CCPA, which was modified by the CPRA, creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal data. The CCPA provides for civil penalties of up to $7,500 per violation, as well as a private right of action for data breaches. The CCPA may increase our compliance costs and potential liability, and many similar laws have been proposed at the federal level and in other states.

We expect to expand our development and regulatory capabilities and potentially implement sales, marketing and distribution capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

As of July 31, 2023, we had 55 full-time employees and no part-time employees. We expect to experience significant growth in the number of our employees and the scope of our operations, particularly as we function as a public company and in the areas of product development, regulatory affairs and, if any of our product candidates receives regulatory approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, in 2008, the global financial crisis caused extreme volatility and disruptions in the capital and credit markets and the COVID-19 pandemic has caused significant volatility and uncertainty in U.S. and international markets. See “Risks Related to the Discovery and Development of Our Product Candidates-The COVID-19 pandemic, or a similar pandemic, epidemic, or outbreak of an infectious disease may materially and adversely affect our business and financial results and could cause a disruption to the development of our product candidates.” Interest rates in the U.S. have recently increased to levels not seen in decades. In addition, the impact of geopolitical tension, such as a deterioration in the bilateral relationship between the United States and China or an escalation in conflict between Russia and Ukraine, including any resulting sanctions, export controls or other restrictive actions, also could lead to disruption, instability and volatility in the global markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including, weakened demand for our product candidates and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our products. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

If our existing securityholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after legal restrictions on resale discussed in our Annual Report on Form 10-K for the year ended December 31, 2022 lapse, the trading price of our common stock could decline. As of June 30, 2023, we had 22,850,894 shares of common stock outstanding. All outstanding shares of common stock, other than shares held by our affiliates will be freely tradable, without restriction, in the public market. In addition, shares of common stock that are subject to outstanding options of ours will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements and Rules 144 and 701 under the Securities Act. If these shares are sold, the trading price of our common stock could decline.

Our executive officers, directors and principal stockholders have the ability to control or significantly influence all matters submitted to our stockholders for approval.

Our executive officers, directors and principal stockholders, in the aggregate, beneficially own approximately 54% of our outstanding shares of common stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of us on terms that other stockholders may desire.

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

DISC MEDICINE, INC.

Date: August 11, 2023	By:	/s/ John Quisel
John Quisel, J.D., Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2023	By:	/s/ Joanne Bryce
Joanne Bryce, CPA
Chief Financial Officer (Principal Financial and Accounting Officer)