Form 10-Q
period 2023-09-30
Disc Medicine, Inc.
filed 2023-11-09
CIK 1816736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 7, 2023, there were 24,140,428 shares of Common Stock, $0.0001 par value per share, outstanding.

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
•
We will need to raise substantial additional funding. If we are unable to raise capital when needed or on terms acceptable to us, we may be forced to delay, reduce or eliminate some of our product development programs or commercialization efforts.
•
We have only successfully completed one Phase 1 clinical trial and may be unable to successfully complete any additional clinical trials for any product candidates we develop. Certain of our programs are still in preclinical development and may never advance to clinical development.
•
Our programs are focused on the development of therapeutics for patients with hematologic diseases, which is a rapidly evolving area of science, and the approach we are taking to discover and develop product candidates is novel and may never lead to approved or marketable products.
•
Interim, top-line, initial and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to confirmation, audit and verification procedures that could result in material changes in the final data.
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
•
Some of our product candidates modulate pathways for which there are currently no approved or effective therapies, which may result in greater research and development expenses, regulatory issues that could delay or prevent approval or discovery of unknown or unanticipated adverse effects on safety or efficacy.
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
•
We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.
•
If our current product candidates or any future product candidates do not achieve broad market acceptance, the revenue that we generate from our sales may be limited, and we may never become profitable.
•
We rely on third parties to conduct our Phase 2 clinical trials of bitopertin, Phase 1b/2 clinical trials of DISC-0974 and Phase 1 clinical trial of DISC-3405 (formerly known as MWTX-003) and expect to rely on third parties to conduct other clinical trials for our product candidates, as well as potential investigator-sponsored clinical trials of our product candidates. If these third parties do not successfully carry out their contractual duties, comply with regulatory requirements, or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.
•
We might not realize the anticipated benefits of our current collaborations with Mabwell or NIH, or any other collaborations we enter into in the future.
•
We contract with third parties for the manufacture of our product candidates for preclinical development and clinical testing and expect to continue to do so for commercialization. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
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
•
Our future success depends on our ability to retain key executives and experienced scientists and to attract, retain and motivate qualified personnel.
•
Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect the Company’s current and projected business operations and its financial condition and results of operations.
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
•
the size and growth potential of the markets for our product candidates and our ability to serve those markets;
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

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DISC MEDICINE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$370,541	$194,611
Prepaid expenses and other current assets	3,722	3,880
Total current assets	374,263	198,491
Property and equipment, net	183	168
Right-of-use assets, operating leases	1,935	1,430
Other assets	116	116
Total assets	$376,497	$200,205
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,496	$16,162
Accrued expenses	5,567	6,109
Operating lease liabilities, current	353	307
Total current liabilities	14,416	22,578
Operating lease liabilities, non-current	1,607	1,027
Contingent value right liability	1,500	—
Total liabilities	17,523	23,605
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock, $0.0001 par value; 100,000,000 shares authorized as of September 30, 2023 and December 31, 2022; 24,139,078 and 17,405,231 shares issued September 30, 2023 and December 31, 2022, respectively; and 24,139,078 and 17,403,315 shares outstanding as of September 30, 2023 and December 31, 2022, respectively	2	2
Additional paid-in capital	524,038	288,814
Accumulated deficit	(165,066)	(112,216)
Total stockholders’ equity	358,974	176,600
Total liabilities and stockholders’ equity	$376,497	$200,205

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISC MEDICINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$14,419	$7,886	$46,699	$23,421
General and administrative	4,539	2,593	14,712	9,033
Total operating expenses	18,958	10,479	61,411	32,454
Loss from operations	(18,958)	(10,479)	(61,411)	(32,454)
Other income (expense), net:
Interest income	4,843	269	10,120	321
Change in fair value of contingent value right liability	—	—	(1,500)	—
Change in fair value of derivative liability	—	(5,940)	—	(3,450)
Other expense	13	—	8	—
Total other income (expense), net	4,856	(5,671)	8,628	(3,129)
Loss before income taxes	(14,102)	(16,150)	(52,783)	(35,583)
Income tax expense	(20)	—	(67)	—
Net loss and comprehensive loss	$(14,122)	$(16,150)	$(52,850)	$(35,583)
Net loss attributable to common stockholders-basic and diluted	$(14,122)	$(16,150)	$(52,850)	$(35,583)
Weighted-average common shares outstanding-basic and diluted	24,316,817	960,317	21,605,202	943,058
Net loss per share attributable to common stockholders-basic and diluted	$(0.58)	$(16.82)	$(2.45)	$(37.73)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISC MEDICINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK

AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share and per share amounts)

(Unaudited)

	Convertible Preferred Stock
	Series Seed $0.0001 Par Value		Series A $0.0001 Par Value		Series B $0.0001 Par Value		Common Stock $0.0001 Par Value		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2021	5,000,000	$2,350	41,666,666	$49,762	37,499,999	$89,744	909,418	$1	$1,185	$(65,389)	$(64,203)
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	31,725	—	55	—	55
Vesting of restricted common stock	—	—	—	—	—	—	2,285	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	332	—	332
Net loss	—	—	—	—	—	—	—	—	—	(9,853)	(9,853)
Balance at March 31, 2022	5,000,000	$2,350	41,666,666	$49,762	37,499,999	$89,744	943,428	$1	$1,572	$(75,242)	$(73,669)
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	8,768	—	86	—	86
Vesting of restricted common stock	—	—	—	—	—	—	2,285	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	382	—	382
Net loss	—	—	—	—	—	—	—	—	—	(9,580)	(9,580)
Balance at June 30, 2022	5,000,000	$2,350	41,666,666	$49,762	37,499,999	$89,744	954,481	$1	$2,040	$(84,822)	$(82,781)
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	8,269	—	22	—	22
Vesting of restricted common stock	—	—	—	—	—	—	2,284	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	382	—	382
Net loss	—	—	—	—	—	—	—	—	—	(16,150)	(16,150)
Balance at September 30, 2022	5,000,000	$2,350	41,666,666	$49,762	37,499,999	$89,744	965,034	$1	$2,444	$(100,972)	$(98,527)

	Convertible Preferred Stock
	Series Seed $0.0001 Par Value		Series A $0.0001 Par Value		Series B $0.0001 Par Value		Common Stock $0.0001 Par Value		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2022	—	$—	—	$—	—	$—	17,403,315	$2	$288,814	$(112,216)	$176,600
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	74,753	—	1,067	—	1,067
Vesting of restricted common stock	—	—	—	—	—	—	958	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,024	—	1,024
Sale of common stock in registered direct offering, net of issuance costs of $80	—	—	—	—	—	—	1,488,166	—	34,148	—	34,148
Sale of pre-funded warrants in registered direct offering, net of issuance costs of $66	—	—	—	—	—	—	—	—	28,206	—	28,206
Sale of common stock in at-the-market offerings, net of issuance costs of $408	—	—	—	—	—	—	608,050	—	14,591	—	14,591
Net loss	—	—	—	—	—	—	—	—	—	(22,781)	(22,781)
Balance at March 31, 2023	—	$—	—	$—	—	$—	19,575,242	$2	$367,850	$(134,997)	$232,855
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	41,475	—	242	—	242
Vesting of restricted common stock	—	—	—	—	—	—	958	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,309	—	1,309
Sale of common stock in follow-on public offering, net of issuance costs of $9,272	—	—	—	—	—	—	3,015,919	—	138,508	—	138,508
Sale of pre-funded warrants in follow-on public offering, net of issuance costs of $627	—	—	—	—	—	—	—	—	9,373	—	9,373
Sale of common stock in at-the-market offerings, net of issuance costs of $119	—	—	—	—	—	—	217,300	—	4,879	—	4,879
Net loss	—	—	—	—	—	—	—	—	—	(15,947)	(15,947)
Balance at June 30, 2023	—	$—	—	$—	—	$—	22,850,894	$2	$522,161	$(150,944)	$371,219
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	58,963	—	607	—	607
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,270	—	1,270
Issuance of common stock upon exercise of warrants	—	—	—	—	—	—	1,229,221	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	(14,122)	(14,122)
Balance at September 30, 2023	—	$—	—	$—	—	$—	24,139,078	$2	$524,038	$(165,066)	$358,974

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISC MEDICINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(52,850)	$(35,583)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	75	64
Stock-based compensation	3,603	1,096
Change in fair value of contingent value right liability	1,500	—
Change in fair value of derivative liability	—	3,450
Noncash lease expense	180	129
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	341	(1,689)
Other assets	—	64
Accounts payable	(7,710)	600
Accrued expenses	(717)	(472)
Operating lease liabilities	(88)	(246)
Net cash used in operating activities	(55,666)	(32,587)
Cash flow from investing activities
Purchases of property and equipment	(86)	(139)
Net cash used in investing activities	(86)	(139)
Cash flow from financing activities
Proceeds from sale of common stock in offerings, net of issuance costs paid	192,126	—
Proceeds from sale of pre-funded warrants in offerings, net of issuance costs paid	37,579	—
Proceeds from stock option exercises	1,916	163
Net cash provided by financing activities	231,621	163
Net increase (decrease) in cash, cash equivalents and restricted cash	175,869	(32,563)
Cash, cash equivalents and restricted cash, beginning of period	194,788	88,213
Cash, cash equivalents and restricted cash, end of period	$370,657	$55,650
Supplemental cash flow information
Cash paid for income taxes	$78	$—
Supplemental disclosure of non-cash activities
Purchases of property and equipment included in accounts payable and accrued expenses	$4	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,106	$—
Decrease in right-of-use assets related to lease modifications	$422	$—
Decrease in operating lease liabilities due to lease modifications	$392	$—
Deferred issuance costs on sale of common stock and pre-funded warrants in offerings included in accounts payable and accrued expenses	$215	$288

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

The Company is subject to a number of risks and uncertainties common to development stage companies in the biotechnology industry, including, but not limited to, risks associated with completing preclinical studies and clinical trials, receiving regulatory approvals for product candidates, development by competitors of new biopharmaceutical products, dependence on key personnel, reliance on third-party organizations, protection of proprietary technology, compliance with government regulations, the impact of public health crises such as pandemics and the ability to secure additional capital to fund operations. The Company’s research and development programs will require significant additional research and development efforts, including preclinical and clinical testing and regulatory approval, prior to commercialization. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will realize revenue from product sales.

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

At the Effective Time, each person who as of immediately prior to the Effective Time was a stockholder of record of Gemini or had the right to receive Gemini’s common stock received a contractual contingent value right (“CVR”) issued by Gemini subject to and in accordance with the terms and conditions of a Contingent Value Rights Agreement between Gemini, the holder’s representative and the rights agent (the “CVR Agreement”), representing the contractual right to receive consideration from the post-closing combined company upon the receipt of certain proceeds from a disposition of Gemini’s pre-merger assets during the period that is one year after the closing of the merger, calculated in accordance with the CVR Agreement. As of September 30, 2023, no such proceeds were received (See Note 4).

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

Liquidity and Capital Resources

The Company’s condensed consolidated financial statements have been prepared on the basis of the Company continuing as a going concern. The Company expects that its existing cash and cash equivalents as of September 30, 2023 of $370.5 million will enable the Company to fund its planned operating expense and capital expenditure requirements for at least twelve months from the date of issuance of these condensed consolidated financial statements. The Company has incurred recurring losses and negative cash flows from operations since inception. As of September 30, 2023, the Company had an accumulated deficit of $165.1 million. The Company expects its operating losses and negative operating cash flows to continue into the foreseeable future. The future viability of the Company is dependent on its ability to generate cash from operating activities or to raise additional capital to finance its operations. There can be no assurance that the Company will ever earn revenues or achieve profitability, or if achieved, that the revenues or profitability will be sustained on a continuing basis. In addition, the Company’s preclinical and clinical development activities, manufacturing and commercialization of the Company’s product candidates, if approved, will require significant additional financing.

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

Unaudited Interim Condensed Consolidated Financial Information

The accompanying condensed consolidated financial statements as of September 30, 2023 and for the three and nine months ended September 30, 2023 and 2022 are unaudited. The financial data and other information contained in the notes hereto as of September 30, 2023 and for the three and nine months ended September 30, 2023 and 2022 are also unaudited. The condensed consolidated balance sheet data as of December 31, 2022 was derived from the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements, and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of September 30, 2023 and the results of its operations and cash flows for the three and nine months ended September 30, 2023 and 2022. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2022, and the notes thereto, included in the Company’s Annual Report on Form 10-K.

The results for the three and nine months ended September 30, 2023 and 2022 are not necessarily indicative of results to be expected for the full years, or any other interim periods, or any future year or period.

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

Restricted Cash

The Company maintains a letter of credit of $0.1 million for the benefit of its landlord related to its current leased office space in Watertown, Massachusetts which is classified within other assets. The Company is required to maintain a separate cash balance to secure its letter of credit.

The Company maintained a letter of credit of less than $0.1 million for leased space in Cambridge, Massachusetts, which was classified within prepaids and other current assets as of December 31, 2022. This lease was terminated in 2021 and the letter of credit was subsequently returned and released from restricted cash.

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized as follows (in thousands):

	September 30, 2023
	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$66,805	$—	$—
U.S. Treasury notes	—	187,281	—
Total	$66,805	$187,281	$—
Liabilities
Contingent value right liability	$—	$—	$1,500
Total	$—	$—	$1,500

	December 31, 2022
	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$40,783	$—	$—
Total	$40,783	$—	$—

The fair value of the Company’s Level 1 cash equivalents, consisting of money market funds, is based on quoted market prices in active markets with no valuation adjustment. The fair value of the Company’s Level 2 cash equivalents, consisting of U.S. Treasury notes with original maturities of three months or less, is determined through third-party pricing services. The amortized cost of the U.S. treasury notes approximates the fair value. There have been no impairments of the Company’s assets measured and carried at fair value during the three and nine months ended September 30, 2023 and 2022. In addition, there were no changes in valuation techniques or transfers between Level 1, Level 2 and Level 3 financial assets during the three and nine months ended September 30, 2023 and 2022. The Company did not have any non-recurring fair value measurements on any assets or liabilities during the three and nine months ended September 30, 2023 and 2022.

In May 2021, the Company entered into a license agreement (the “Roche Agreement”) with F. Hoffmann-La Roche Ltd. and Hoffmann-La Roche Inc. (together, “Roche”) pursuant to which Roche granted the Company an exclusive and sublicensable worldwide license under certain patent rights and know-how to develop, manufacture and commercialize certain compounds (the “Compounds”) as further described in Note 8. The Company recognized a liability in connection with the Roche Agreement which included an obligation to issue a variable number of shares of the Company’s common stock to Roche for no additional consideration upon the Company’s completion of an initial public offering or certain merger transactions (a “Roche Qualified Transaction”). Prior to settlement in Q4 2022, the fair value measurement of the derivative liability was classified as Level 3 under the fair value hierarchy as it was valued using certain unobservable inputs. These inputs included: (1) the Company’s estimated shares outstanding and fair value per share upon completion of a Roche Qualified Transaction and (2) the probability of the Company completing a Roche Qualified Transaction. The number of shares of common stock to be issued to Roche was estimated to be approximately 2.85% of the outstanding shares of common stock of the combined company as of immediately after the completion of a Roche Qualified Transaction, including the exercise by the underwriters thereof of any overallotment option, if applicable. The Company remeasured the derivative liability based on the stock price of its publicly-traded common stock on December 29, 2022. The change in the fair value for the period was recorded in the condensed consolidated statements of operations and comprehensive loss in the change in fair value of derivative liability. Upon completion of the merger, the Company issued 482,313 shares of common stock to Roche, thereby settling the derivative liability, with the fair value of the common stock at the time of issuance recorded as additional paid-in capital.

As described in Note 1, in connection with the merger, the stockholders of Gemini at the Effective Time received a CVR to receive consideration from the Company upon its receipt of certain proceeds, resulting from a disposition of Gemini’s pre-merger assets within one year after the closing of the merger, calculated in accordance with the CVR Agreement. The fair value of the CVR liability was $1.5 million as of September 30, 2023 and de minimis as of December 31, 2022. The fair value of the CVR liability was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The Company used a discounted cash flow approach to value the CVR liability. As inputs into the valuation, the Company considered the probabilities of success of certain potential payments, the amount of the payments, and a discount rate of 13.2% determined using an implied credit spread adjusted based on companies with similar credit risk.

The following table provides a summary of changes in fair value of the Level 3 liabilities for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three and Nine Months Ended September 30, 2023	Three and Nine Months Ended September 30, 2022
	Contingent value right liability	Derivative liability
Balance at December 31	$—	$6,450
Change in fair value	—	(100)
Balance at March 31	—	6,350
Change in fair value	1,500	(2,390)
Balance at June 30	1,500	3,960
Change in fair value	—	5,940
Balance at September 30	$1,500	$9,900

5. Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Cash and cash equivalents	$370,541	$194,611
Restricted cash	116	177
Total cash, cash equivalents and restricted cash as shown on the condensed consolidated statements of cash flows	$370,657	$194,788

6. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Computer equipment	$232	$169
Furniture and fixtures	171	144
Less: Accumulated depreciation	(220)	(145)
Property and equipment, net	$183	$168

7. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Accrued research and development	$1,949	$1,817
Accrued employee-related expenses	3,173	3,623
Accrued professional fees	391	463
Accrued other	54	206
Total accrued expenses	$5,567	$6,109

8. Development and License Agreements

License Agreement and Master Service Agreement with Aurigene Discoveries Technology Limited (“Aurigene”)

In February 2018, the Company entered into a license agreement with Aurigene, pursuant to which Aurigene granted the Company an exclusive worldwide license, with the right to grant sublicenses, to certain Aurigene intellectual property. Concurrent with the execution of the Aurigene license agreement, the parties entered into a master services agreement, which provided for Aurigene to provide future development services to the Company on a full-time equivalent cost basis and consumable costs incurred basis. The Company terminated the master service agreement effective in March 2023.

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

During the three and nine months ended September 30, 2023, the Company recorded research and development expense related to its arrangements with Aurigene of zero and $0.3 million, respectively, compared to expense for the three and nine months ended September 30, 2022 of $0.2 million and $0.6 million, respectively.

License and Stock Purchase Agreement with AbbVie Deutschland GmbH & Co. KG (“AbbVie”)

In September 2019, the Company entered into an agreement with AbbVie, pursuant to which AbbVie granted the Company an exclusive license, with the right to grant sublicenses, to certain AbbVie intellectual property.

Under this agreement, the Company paid a non-refundable, non-creditable upfront fee of $0.6 million. The Company is also obligated to make future payments upon the achievement of certain development, commercialization and sales-based milestones up to $18.0 million, $45.0 million and $87.5 million, respectively on a licensed product-by-licensed product basis. In addition, the Company is also obligated to pay royalties based on net sales of the licensed products on a licensed product-by-licensed product and country-by-country basis. As of September 30, 2023, none of the milestones had been achieved.

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

The Company is obligated to make contingent payments to Roche up to an aggregate of $50.0 million in development and regulatory milestone payments for development and approval in a first indication and up to an aggregate of $35.0 million in development and regulatory milestone payments for development and approval in a second indication. The Company is also obligated to make contingent payments to Roche up to an aggregate of $120.0 million based on achievement of certain thresholds for annual net sales of licensed products. Roche is also eligible to receive tiered royalties on net sales of commercialized products, at rates ranging from high single-digits to high teens.

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

9. Convertible Preferred Stock

As of September 30, 2023, the Company was authorized to issue up to 10,000,000 shares of preferred stock at a par value of $0.0001, with no shares issued or outstanding.

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

As of September 30, 2023, the authorized capital stock of the Company included 100,000,000 shares of common stock, $0.0001 par value per share. Prior to the merger, the holders of Private Disc’s common stock were subject to and qualified by the rights, powers and preferences of the holders of the Preferred Stock. Each share of common stock entitles the holder to one vote on all matters submitted to the stockholders for a vote.

As of September 30, 2023, the Company has 2,558,531 shares of common stock reserved for the exercise of stock options and 204,081 shares of common stock reserved for the exercise of pre-funded warrants.

Registration Statements Resulting from the Merger

In January 2023, as a result of the merger, the Company filed a resale registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”), which covered the proposed resale or other disposition by certain stockholders of up to an aggregate of 12,635,956 shares of the Company’s common stock. The Company also filed a registration statement on Form S-8 with the SEC, which registered 1,672,599 shares of common stock issuable with respect to Private Disc options assumed by the Company pursuant to the Merger Agreement as well as 2,035,103 additional shares of common stock reserved and available for future issuance under the 2021 Plan and 180,894 additional shares of common stock reserved and available for future issuance under the 2021 Employee Stock Purchase Plan (the “2021 ESPP”).

ATM Program

In January 2023, the Company filed a shelf registration statement on Form S-3 with the SEC, which covered the offering, issuance and sale by the Company of up to an aggregate of $300.0 million of the Company’s common stock, preferred stock, debt securities, warrants or units. Subsequently in January 2023, the Company entered into a Sales Agreement (the “Sales Agreement”) with SVB Securities LLC, as sales agent, to provide for the offering, issuance and sale by the Company of up to $100.0 million of the Company’s common stock from time to time in “at-the-market” (“ATM”) offerings under the shelf. Under this program, the Company offered and sold, from time to time at its sole discretion, shares of its common stock through SVB Securities LLC as its sales agent. In an ATM offering, exchange-listed companies incrementally sell newly issued shares into the secondary trading market through a designated broker-dealer at prevailing market prices. Effective June 12, 2023, the ATM program was suspended. Following the date of the ATM suspension, the Company did not make any further sales of its common stock pursuant to the Sales Agreement. The Sales Agreement was terminated effective September 28, 2023. In connection with the ATM suspension, the Company recognized the remaining capitalized issuance costs of $0.3 million as general and administrative expense in the consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2023.

As of September 30, 2023, the Company had sold an aggregate of 825,350 shares of common stock in at-the-market offerings under the shelf. Aggregate gross proceeds from the transactions were $20.0 million and the Company received $19.5 million in net proceeds, after deducting placement agent fees and offering expenses.

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

The pre-funded warrants provide that the holder will not have the right to exercise any portion of its warrants if such holder, together with its affiliates, would beneficially own in excess of 9.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to such exercise (the “Beneficial Ownership Limitation”); provided, however, that the holder may increase or decrease the Beneficial Ownership Limitation by giving 61 days’ notice, but not to any percentage in excess of 19.99%. The investors or their affiliates are beneficial holders of more than 5% of the Company’s capital stock. The pre-funded warrants meet the condition for equity classification and were therefore recorded as a component of stockholders’ equity within additional paid-in capital at the time of their issuance.

During the three months ended September 30, 2023, all of the pre-funded warrants were exercised in a cashless transaction which resulted in 1,229,221 shares of common stock being issued to the investor.

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

11. Stock-Based Compensation

The Company grants stock-based awards under its 2021 Stock Option and Incentive Plan (the “2021 Plan”), which was approved by its stockholders in February 2021 and amended and restated in January 2023. The Company also has outstanding stock option awards under its 2017 Stock Option and Grant Plan (the “Private Disc Plan”), the 2017 Stock Option and Grant Plan (the “Gemini 2017 Plan”), and the 2021 Inducement Plan, but is no longer granting awards under these plans. The Company also has the option to grant awards under the 2021 ESPP, which was approved by shareholders in July 2021 and amended and restated in January 2023.

The following table summarizes stock option activity for the nine months ended September 30, 2023.

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at December 31, 2022	2,640,590	$16.19	8.08	$25,513
Granted	181,246	41.48
Exercised	(175,191)	11.38
Forfeited	(17,684)	15.00
Expired	(70,430)	102.56
Outstanding at September 30, 2023	2,558,531	$15.95	7.77	$86,191
Exercisable at September 30, 2023	1,285,226	$16.00	6.84	$46,219

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the common stock as of the end of the period. The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2023 was $4.5 million.

The weighted-average assumptions used to estimate the fair value of stock options granted were as follows:

	Nine Months Ended September 30,
	2023	2022
Risk-free interest rate	3.87%	2.24%
Expected term (in years)	7.14	6.00
Expected volatility	59%	55%
Expected dividend yield	0%	0%
Fair value per share of common stock	$41.48	$13.41

The weighted-average grant date fair value of options granted during the nine months ended September 30, 2023 and 2022 was $25.68 and $7.21 per share, respectively.

The total fair value of options vested during the nine months ended September 30, 2023 was $2.9 million.

As of September 30, 2023, the Company had issued a total of 63,061 shares of restricted common stock to the founders of Private Disc pursuant to subscription agreements and to certain key employees pursuant to the Private Disc Plan at $0.0001 per share. The stock restrictions relate to the sale and transferability of the stock and lapse over the defined vesting period in the restricted stock agreement. The vesting period is generally contingent upon continued employment or consulting services being provided to the Company. In the event of termination, the Company has the right, but not the obligation to repurchase the unvested shares at the original purchase price. As of September 30, 2023, all awards of restricted common stock were fully vested.

A summary of restricted common stock activity is as follows:

	Nine Months Ended September 30,
	2023	2022
Unvested at the beginning of the year	1,916	10,170
Vested	(1,916)	(6,854)
Unvested at the end of the period	—	3,316

Stock-Based Compensation Expense

Total stock-based compensation expense recorded as research and development and general and administrative expenses, respectively, for employees, directors and non-employees is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$455	$140	$1,167	$422
General and administrative	815	242	2,436	674
Total stock-based compensation expense	$1,270	$382	$3,603	$1,096

As of September 30, 2023, the total unrecognized stock-based compensation expense related to outstanding awards was $11.1 million and is expected to be recognized over a weighted-average period of 2.76 years.

12. Income Taxes

The Company did not record a provision or benefit for federal income taxes during the three and nine months ended September 30, 2023 and 2022. The Company recorded state income tax expense of less than $0.1 million for the three and nine months ended September 30, 2023, due to interest income. There was no state income tax expense for the three and nine months ended September 30, 2022. The Company continues to maintain a full valuation allowance against all of its deferred tax assets.

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

13. Net Loss Per Share

Basic and diluted net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average common shares outstanding. The weighted-average common shares outstanding used in the basic and diluted net loss per share calculation includes the pre-funded warrants issued in connection with the Company’s follow-on public offering in June 2023 and registered direct offering in February 2023 as the pre-funded warrants are exercisable for nominal cash consideration. As of September 30, 2023, 1,229,224 of the pre-funded warrants were exercised in a cashless transaction which resulted in 1,229,221 shares of common stock being issued to the investor. As of September 30, 2023, 204,081 pre-funded warrants were outstanding.

The Company has generated a net loss in all periods presented, so the basic and diluted net loss per share are the same, as the inclusion of the potentially dilutive securities would be anti-dilutive. The Company excluded the following from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect:

	September 30,
	2023	2022
Series Seed convertible preferred stock	—	5,000,000
Series A convertible preferred stock	—	41,666,666
Series B convertible preferred stock	—	37,499,999
Unvested restricted common stock	—	3,316
Options to purchase common stock	2,558,531	1,606,917

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

Legal Proceedings

The Company, from time to time, may be party to litigation arising in the ordinary course of business. The Company was not subject to any material legal proceedings during the nine months ended September 30, 2023 and 2022 and, to the best of its knowledge, no material legal proceedings are currently pending or threatened.

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

15. Leases

In October 2021, Private Disc entered into a five-year lease through November 2026 of 7,566 square feet of office space located at 321 Arsenal Street, Watertown, Massachusetts to be used as its corporate headquarters. In June 2023, the lease was amended to allow the landlord to perform certain maintenance activities expected to be completed by the end of 2023 and to provide rent abatement of $0.2 million. The amendment was accounted for as a modification resulting in a new incremental borrowing rate and a reduction to the right-of-use asset and lease liability of $0.2 million. In September 2023, the Company recognized a reassessment event which was accounted for as a modification resulting in a new incremental borrowing rate and a reduction to the right-of-use asset and lease liability of an additional $0.2 million.

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

The components of lease expense were as follows (in thousands):

	Nine Months Ended September 30,
	2023	2022
Operating lease costs	$278	$321
Variable lease costs	109	133
Total lease expense	$387	$454

Other information related to the Company’s leases is as follows (in thousands, except term and discount rate amounts):

	Nine Months Ended September 30,
	2023	2022
Weighted average remaining lease term	3.17 years	4.16 years
Weighted average discount rate	10.0%	5.5%
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$186	$388

A maturity analysis of the annual undiscounted cash flows reconciled to the carrying value of the operating lease liabilities as of September 30, 2023, reflective of the Company’s election to account for lease and non-lease components together, is as follows (in thousands):

Year Ending December 31,	Operating Leases
Remaining 2023	$86
2024	664
2025	850
2026	729
Total minimum lease payments	2,329
Less imputed interest	(369)
Present value of lease liabilities	$1,960

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

17. Subsequent Events

The Company has completed an evaluation of all subsequent events after the unaudited condensed consolidated balance sheet date of September 30, 2023 through the date these condensed consolidated financial statements were issued to ensure that these condensed consolidated financial statements include appropriate disclosure of events both recognized in the condensed consolidated financial statements as of September 30, 2023, and events which occurred subsequently but were not recognized in the condensed consolidated financial statements. The Company had no non-recognizable subsequent events.

In October 2023, the Company provided a 90-day notice to terminate the Aurigene license agreement effective in January 2024.

In October 2023, the Company filed a prospectus supplement with the SEC, which covered the offering, issuance and sale by the Company of up to an aggregate of $59.7 million of the Company’s common stock from time to time in at-the-market offerings pursuant to an Open Market Sale Agreement between the Company and Jefferies LLC, as sales agent. As of the issuance date of these condensed consolidated financial statements, no additional shares of common stock had been sold in ATM offerings since September 30, 2023.

In October 2023, the Company dosed the first patient in the Phase 1 clinical trial of polycythemia vera (“PV”) for DISC-3405. Per the license agreement, upon achievement of initiation of a Phase 1 clinical trial, a milestone payment of $5.0 million is due to Mabwell.

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

Overview

We are a clinical-stage biopharmaceutical company focused on the discovery, development, and commercialization of novel treatments for patients suffering from serious hematologic diseases. We have assembled a portfolio of clinical and preclinical product candidates that aim to modify fundamental biological pathways associated with the formation and function of red blood cells, specifically heme biosynthesis and iron homeostasis. Our current pipeline includes, bitopertin for the treatment of erythropoietic porphyrias, or EPs, including erythropoietic protoporphyria, or EPP, and X-linked protoporphyria, or XLP, and Diamond-Blackfan Anemia, or DBA; DISC-0974 for the treatment of anemia of myelofibrosis, or MF, and anemia of chronic kidney disease, or CKD; and DISC-3405 (formerly known as MWTX-003) for the treatment of polycythemia vera, or PV, and other hematologic disorders. In addition, our preclinical programs also include DISC-0998, for the treatment of anemia associated with inflammatory diseases. Our approach to product candidate development leverages well-understood molecular mechanisms that have been validated in humans. We believe that each of our product candidates, if approved, has the potential to improve the lives of patients suffering from hematologic diseases.

Bitopertin is the lead product candidate in our heme biosynthesis modulation portfolio. Bitopertin was previously evaluated by F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., or collectively, Roche, in a comprehensive clinical program in over 4,000 individuals in other indications which demonstrated the activity of bitopertin as a glycine transporter 1, or GlyT1, inhibitor and its effect on heme biosynthesis. We are planning to initially develop bitopertin for the treatment of EPs, including EPP and XLP. In July 2022, we initiated BEACON, a Phase 2 open-label, parallel-dose clinical trial of bitopertin in EPP and XLP patients that is being conducted at sites in Australia. Separately, in July 2022, we received clearance of our Investigational New Drug application, or IND, from the U.S. Food and Drug Administration, or FDA, for, and in October 2022 we initiated, AURORA, a Phase 2, randomized, double-blind, placebo-controlled clinical trial of bitopertin in EPP patients that is being conducted at sites in the United States. We presented positive initial data from BEACON in June of 2023 at the European Hematology Association 2023 Congress, and BEACON data from all patients will be presented in December 2023 at the 65th American Society of Hematology Annual Meeting and Exposition, or ASH 2023, and we expect to present topline AURORA data in early 2024. We plan to request an end of Phase 2 meeting with the FDA in 2024. We entered into a collaborative research and development agreement with the National Institutes of Health, or NIH, to conduct an NIH-sponsored clinical trial of bitopertin in DBA. The FDA authorized the clinical trial to proceed and we announced on July 27, 2023 that the first patient was enrolled in this trial. We are planning additional trials of bitopertin in other indications.

DISC-0974 is the lead product candidate in our iron homeostasis portfolio. DISC-0974 is designed to suppress hepcidin production and increase serum iron levels. We submitted an IND to the FDA for DISC-0974 in June 2021, received clearance in July 2021, and participants completed a Phase 1 clinical trial in healthy volunteers in the U.S. in June 2022 with results showing an acceptable tolerability profile and evidence of target engagement, iron mobilization and augmented erythropoiesis. We initiated a Phase 1b/2 clinical trial in June 2022 in patients with MF and anemia, or MF Trial, and initiated a separate Phase 1b/2 clinical trial in February 2023 in patients with non-dialysis dependent CKD and anemia, or CKD Trial. We plan to present initial data from the MF Trial at ASH 2023, and initial data from the 28 mg dose cohort of the patients of the CKD Trial in a management call in December 2023. In addition, we are developing a preclinical anti-hemojuvelin, or HJV, monoclonal antibody, DISC-0998, which also targets hepcidin suppression and was in-licensed from AbbVie Deutschland GmbH & Co. KG, or AbbVie. DISC-0998 is designed to increase serum iron levels and has an extended serum half-life as compared to DISC-0974. We believe this profile may be desirable in certain subsets of patients with anemia associated with inflammatory diseases.

Lastly, we are developing DISC-3405, a monoclonal antibody against Transmembrane Serine Protease 6, or TMPRSS6, that we licensed from Mabwell Therapeutics, Inc., or Mabwell. DISC-3405 is part of our iron homeostasis portfolio and is designed to induce hepcidin production and reduce serum iron levels. An IND for DISC-3405 was cleared by the FDA and we initiated a Phase 1 clinical trial in healthy adult volunteers in October 2023. We were granted fast track designation by the FDA for DISC-3405 for the treatment of PV in September 2023. We expect to develop DISC-3405 for the treatment of PV and other hematologic disorders.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,
	2023	2022	Change
Operating expenses:
Research and development	$14,419	$7,886	$6,533
General and administrative	4,539	2,593	1,946
Total operating expenses	18,958	10,479	8,479
Loss from operations	(18,958)	(10,479)	(8,479)
Other income (expense), net:
Interest income	4,843	269	4,574
Change in fair value of contingent value right liability	—	—	—
Change in fair value of derivative liability	—	(5,940)	5,940
Other expense	13	—	13
Total other income (expense), net	4,856	(5,671)	10,527
Loss before income taxes	(14,102)	(16,150)	2,048
Income tax expense	(20)	—	(20)
Net loss	$(14,122)	$(16,150)	$2,028

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,
	2023	2022	Change
Bitopertin	$5,018	$1,777	$3,241
DISC-0974	2,103	2,585	(482)
DISC-3405	1,806	—	1,806
Personnel-related (including equity-based compensation)	3,879	2,226	1,653
Other research programs and expenses	1,613	1,298	315
Total research and development expenses	$14,419	$7,886	$6,533

Research and development expenses were $14.4 million for the three months ended September 30, 2023, compared to $7.9 million for the three months ended September 30, 2022. The increase of $6.5 million in research and development expenses was primarily due to a $3.2 million increase in bitopertin development expense related to increased clinical study and drug manufacturing activity, a $1.8 million increase related to the DISC-3405 program which was in-licensed during the first quarter of 2023, and a $1.7 million increase in personnel-related costs related to higher research and development headcount.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,
	2023	2022	Change
Personnel-related (including equity-based compensation)	$2,195	$1,334	$861
Legal, consulting and professional fees	1,478	854	624
Other expenses	866	405	461
Total general and administrative expenses	$4,539	$2,593	$1,946

General and administrative expenses were $4.5 million for the three months ended September 30, 2023, compared to $2.6 million for the three months ended September 30, 2022. The increase of $1.9 million in general and administrative expenses was primarily due to an increase of $0.9 million in personnel-related costs due to higher general and administrative headcount and an increase of $0.6 million in legal, consulting and professional fees primarily due to an increase in financing activities.

Other Income (Expense), Net

Other income (expense), net was income of $4.9 million for the three months ended September 30, 2023, compared to expense of $5.7 million for the three months ended September 30, 2022. The change of $10.5 million was primarily due to the change in fair value of the contingent value right liability of $1.5 million and an increase in interest income based on a larger cash and cash equivalents balance and higher interest rates.

Income Tax Expense

Income tax expense was less than $0.1 million for the three months ended September 30, 2023, compared to no expense for the three months ended September 30, 2022. The increase in expense relates to state income tax resulting from the increase in interest income.

Comparison of the Nine Months Ended September 30, 2023 and 2022

The following table summarizes our results of operations for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,
	2023	2022	Change
Operating expenses:
Research and development	$46,699	$23,421	$23,278
General and administrative	14,712	9,033	5,679
Total operating expenses	61,411	32,454	28,957
Loss from operations	(61,411)	(32,454)	(28,957)
Other income (expense), net:
Interest income	10,120	321	9,799
Change in fair value of contingent value right liability	(1,500)	—	(1,500)
Change in fair value of derivative liability	—	(3,450)	3,450
Other expense	8	—	8
Total other income (expense), net	8,628	(3,129)	11,757
Loss before income taxes	(52,783)	(35,583)	(17,200)
Income tax expense	(67)	—	(67)
Net loss	$(52,850)	$(35,583)	$(17,267)

Research and Development Expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,
	2023	2022	Change
Bitopertin	$11,780	$6,224	$5,556
DISC-0974	6,730	6,875	(145)
DISC-3405	12,373	—	12,373
Personnel-related (including equity-based compensation)	10,467	6,518	3,949
Other research programs and expenses	5,349	3,804	1,545
Total research and development expenses	$46,699	$23,421	$23,278

Research and development expenses were $46.7 million for the nine months ended September 30, 2023, compared to $23.4 million for the nine months ended September 30, 2022. The increase of $23.3 million in research and development expenses was primarily due to initial development expenses of DISC-3405 primarily a $10.0 million upfront payment under the Mabwell license agreement, as well as a $5.6 million increase in bitopertin related to increased clinical study and drug manufacturing activity and a $3.9 million increase in personnel-related costs related to higher research and development headcount.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,
	2023	2022	Change
Personnel-related (including equity-based compensation)	$6,772	$3,622	$3,150
Legal, consulting and professional fees	5,197	4,631	566
Other expenses	2,743	780	1,963
Total general and administrative expenses	$14,712	$9,033	$5,679

General and administrative expenses were $14.7 million for the nine months ended September 30, 2023, compared to $9.0 million for the nine months ended September 30, 2022. The increase of $5.7 million in general and administrative expenses was primarily due to a $3.2 million increase in personnel-related costs related to higher general and administrative headcount, as well as an increase of $2.0 million in other expenses related to increased costs as a public company.

Other Income (Expense), Net

Other income (expense), net was income of $8.6 million for the nine months ended September 30, 2023, compared to expense of $3.1 million for the nine months ended September 30, 2022. The change of $11.8 million in other income (expense), net was primarily due to an increase in interest income based on a larger cash and cash equivalents balance and higher interest rates.

Income Tax Expense

Income tax expense was less than $0.1 million for the nine months ended September 30, 2023, compared to no expense for the nine months ended September 30, 2022. The increase in expense relates to state income tax resulting from the increase in interest income.

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

To date, we have funded our operations primarily with proceeds from the sale of our convertible preferred stock and common stock, the proceeds from the merger with Gemini, proceeds from at-the-market offerings, proceeds from a registered direct offering and proceeds from a follow-on public offering. Through September 30, 2023, we have received net proceeds of $144.5 million from sales of our Series Seed, Series A and Series B convertible preferred stock, $89.5 million from the merger with Gemini, $53.5 million from sales of common stock in a pre-closing private financing, $62.4 million from sales of common stock and pre-funded warrants in a registered direct offering, $147.9 million from sales of common stock and pre-funded warrants in a public follow-on offering and $19.5 million from at-the-market offerings. As of September 30, 2023, we had cash and cash equivalents of $370.5 million.

We have incurred significant operating losses since inception and, as of September 30, 2023, had an accumulated deficit of $165.1 million. In addition, we expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future. We believe that our current cash resources will enable us to fund our current planned operating expense and capital expenditure requirements well into 2026. We may also pursue additional cash resources through public or private equity, collaborations or debt financings.

Cash Flows

The following table provides information regarding our cash flows for each period presented (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash provided by (used in):
Operating activities	$(55,666)	$(32,587)
Investing activities	(86)	(139)
Financing activities	231,621	163
Net increase (decrease) in cash, cash equivalents and restricted cash	$175,869	$(32,563)

Operating Activities

Our cash flows from operating activities are greatly influenced by our use of cash for operating expenses and working capital requirements to support our business. We have historically experienced negative cash flows from operating activities as we invested in developing our portfolio, drug discovery efforts, conducting clinical trials and manufacturing, and related infrastructure. The cash used in operating activities resulted primarily from our net losses adjusted for non-cash charges and changes in components of operating assets and liabilities, which are primarily the result of increased expenses and timing of vendor payments.

During the nine months ended September 30, 2023, net cash used in operating activities of $55.7 million was primarily due to our net loss of $52.9 million and a decrease in operating liabilities of $8.5 million primarily related to the payment of merger-related costs which were included in accounts payable at December 31, 2022, partially offset by non-cash expenses of $5.4 million primarily related to stock-based compensation expense of $3.6 million and the change in fair value of the contingent value right liability of $1.5 million.

During the nine months ended September 30, 2022, net cash used in operating activities of $32.6 million was primarily due to our net loss of $35.6 million and changes in operating assets and liabilities of $1.7 million, partially offset by non-cash expenses of $4.7 million. The change in operating assets and liabilities was primarily driven by an increase in prepaid CRO contracts and an increase in deferred transaction costs for the planned merger, offset by the recognition of deferred costs for the planned equity financing. The change in non-cash expenses was primarily driven by a $3.5 million change in the fair value of the derivative liability and $1.1 million in stock-based compensation.

Investing Activities

During the nine months ended September 30, 2023 and 2022, net cash used in investing activities was related to purchases of property and equipment.

Financing Activities

During the nine months ended September 30, 2023, net cash provided by financing activities of $231.6 million consisted primarily of aggregate net proceeds of $147.9 million from sales of common stock and pre-funded warrants in a public follow-on offering, aggregate net proceeds of $62.4 million from sales of common stock and pre-funded warrants in a registered direct offering and aggregate net proceeds of $19.5 million from the at-the-market offerings.

During the nine months ended September 30, 2022, net cash provided by financing activities was due to proceeds from stock option exercises.

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

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations as of September 30, 2023 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Operating lease commitments(1)	$2,329	$539	$1,715	$75	$—
Total	$2,329	$539	$1,715	$75	$—

(1) Amounts reflect payments due for our two leased office spaces in Watertown, Massachusetts as of September 30, 2023. The lease terms began in November 2021 and June 2023, and both end in November 2026.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

As of September 30, 2023 and December 31, 2022, we had cash and cash equivalents of $370.5 million and $194.6 million, respectively, which consisted of cash and money market accounts. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, an immediate 10% change in market interest rates would not have a material effect on the fair market value of our cash or cash equivalents.

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

Inflation generally affects us by increasing our cost of labor and contract research. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the nine months ended September 30, 2023 and 2022.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Principal Executive Officer (our Chief Executive Officer) and Principal Financial Officer (our Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the nine months ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Limited Operating History, Financial Position and Capital Requirements

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

Our net losses were $52.9 million and $35.6 million for the nine months ended September 30, 2023 and 2022, respectively. We had an accumulated deficit of $165.1 million as of September 30, 2023. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect our research and development expenses to increase significantly in connection with the commencement and continuation of clinical trials of our product candidates. In addition, if we obtain regulatory approval for our product candidates, we will incur significant sales, marketing and manufacturing expenses. We also will continue to incur additional costs associated with operating as a public company and expect to continue to incur significant and increasing operating losses over the next several years and for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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
•
our ability to successfully open clinical trial sites and recruit and retain subjects for clinical trials and any delays caused by difficulties in such efforts;
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
•
timely file and receive acceptance of our Investigational New Drug applications, or INDs, in order to commence our planned clinical trials or future clinical trials;
•
successfully enroll subjects in and complete, our ongoing and planned clinical trials;
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

We will need to raise substantial additional funding. If we are unable to raise capital when needed or on terms acceptable to us, we may be forced to delay, reduce or eliminate some of our product development programs or commercialization efforts.

The development of pharmaceutical products is capital-intensive. We are currently advancing our hematologic disease programs through preclinical and clinical development. We expect our expenses to significantly increase in connection with our ongoing activities, particularly as we continue the research and development of, initiate and complete clinical trials of, and seek regulatory approval for, our product candidates. In addition, depending on the status of regulatory approval or, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. We may also need to raise additional funds sooner if we choose to pursue additional indications and/or geographies for our current or future product candidates or otherwise expand more rapidly than presently anticipated. Furthermore, we expect to incur additional costs associated with operating as a newly-public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we may be forced to delay, reduce or eliminate certain of our research and development programs or future commercialization efforts.

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
•
obtaining and maintaining third-party insurance coverage and adequate reimbursement for any approved products; and
•
the potential additional expenses attributable to adjusting our development plans (including any supply related matters) to any health crises.

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

Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. Disruptions in the financial markets in general may make equity and debt financing more difficult to obtain and may have a material adverse effect on our ability to meet our fundraising needs. We cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all.

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

Risks Related to the Discovery and Development of Our Product Candidates

We have only successfully completed one Phase 1 clinical trial and may be unable to successfully complete any additional clinical trials for any product candidates we develop. Certain of our programs are still in preclinical development and may never advance to clinical development.

We have completed one Phase 1 clinical trial and have not yet demonstrated our continued ability to successfully complete clinical trials, including large-scale, pivotal clinical trials, obtain regulatory approvals, manufacture a commercial scale product or arrange for a third party to do so on our behalf or conduct sales and marketing activities necessary for successful commercialization. Our programs are still in preclinical and early clinical development. Our clinical programs may not advance to the next stage of clinical development, and our preclinical programs may never advance to clinical development or through clinical development, as applicable. We currently only have two product candidates in clinical development. In July 2022, we initiated BEACON, a Phase 2 open-label, parallel-dose clinical trial of bitopertin in EPP and XLP patients that is being conducted at sites in Australia. Separately, in October 2022, we initiated AURORA, a Phase 2, randomized, double-blind, placebo-controlled clinical trial of bitopertin in EPP patients that is being conducted at sites in the United States. We completed our Phase 1 clinical trial of DISC-0974 in healthy volunteers. We initiated a Phase 1b/2 clinical trial of DISC-0974 in June 2022 in patients with anemia of MF, and initiated a separate Phase 1b/2 clinical trial in February 2023 in patients with non-dialysis dependent CKD and anemia. We initiated a Phase 1 clinical trial of DISC-3405 in healthy volunteers in the October 2023. We may not initiate any clinical trial of our product candidates until we have submitted an IND to the FDA or comparable submissions with equivalent regulatory authorities and received regulatory clearance. We may not be able to submit INDs or other regulatory filings for bitopertin or any of our other product candidates on the timelines we expect, if at all. For example, we may experience manufacturing delays or other delays with IND-enabling studies. Moreover, we cannot be sure that submission of regulatory filings with the FDA or other regulatory authorities will result in such regulatory authorities allowing clinical trials to begin on a timely basis or at all, or that, once begun, such trials will be completed on schedule, if at all, or that issues will not arise that require us to revise, postpone, suspend or terminate our clinical trials. For example, we filed an IND in April 2022 with the FDA to initiate the AURORA Phase 2 trial of bitopertin in EPP patients, but the FDA initially placed the initiation of this trial on clinical hold; we received clearance to initiate the study in July 2022 after the study design was finalized with the FDA, and we initiated the study in October 2022. Commencing each of these clinical trials is subject to finalizing the trial design based on discussions with the FDA and other regulatory authorities. Any guidance we receive from the FDA or other regulatory authorities is subject to change. These regulatory authorities could change their position, including on the acceptability of our trial designs or the clinical endpoints selected, which may require us to complete additional clinical trials or result in the composition of stricter approval conditions than currently expected. For a further example, we relied on the data package generated by F. Hoffmann-La Roche Ltd. and Hoffmann-La Roche Inc., or collectively, Roche, to support our IND submission for bitopertin to initiate our AURORA Phase 2 clinical trial in patients with EPP, as well as our submission of an application with the Australian Therapeutic Goods Administration, or TGA, for our BEACON Phase 2 clinical trial in patients with EPP or XLP, and it is possible that the FDA or TGA, as applicable, may require us to conduct additional preclinical studies to support a future marketing application of bitopertin. Successful completion of our clinical trials is a prerequisite to submitting an NDA or a BLA to the FDA, a Marketing Authorisation Application, or MAA, to the European Medicines Agency, or EMA, or other marketing applications to regulatory authorities in other jurisdictions, for each product candidate and, consequently, the regulatory approval of each product candidate.

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

Our preclinical studies and future and ongoing clinical trials may not be successful. Currently, all of our programs are in preclinical and early clinical development. It is impossible to predict when or if any of our product candidates will prove effective and safe in humans or will receive regulatory approval. Before obtaining regulatory approval from regulatory authorities for the sale of any product candidate, we must complete preclinical studies and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates or the safety, purity and potency of our biological product candidates in humans. There is no guarantee that our product candidates will advance in accordance with the timelines we anticipate, if at all. Clinical testing is expensive, difficult to design and implement, can take many years to complete and outcomes are uncertain. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical development testing and early clinical trials may not be predictive of the success of later clinical trials, and interim, top-line, initial or preliminary results of a clinical trial do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain regulatory approval of their product candidates. Our preclinical studies and future and ongoing clinical trials may not be successful.

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

In May 2021, we entered into a license agreement with Roche, or the Roche Agreement, pursuant to which, among other things, Roche granted us an exclusive and sublicensable (subject to Roche’s consent, except with respect to affiliates) worldwide license under certain of Roche’s patent rights and know-how to develop and commercialize bitopertin. Although bitopertin was originally evaluated by Roche in over 4,000 individuals, Roche did not evaluate bitopertin in EPP or XLP, so the safety data generated from Roche’s clinical trials of bitopertin may not be predictive or indicative of the results of our clinical trials. Regulatory authorities may also raise questions regarding the transition in the future from Roche-manufactured drug substance to drug substance manufactured by us or another party, and we may be required to conduct comparability assessments, which could result in delays in development and additional costs. We may face similar challenges with respect to DISC-3405, for which preclinical results may not be indicative or predictive of future clinical trial results.

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

Interim, top-line, initial and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to confirmation, audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose interim, top-line, initial or preliminary data from our clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data. For example, we announced top-line results from the Phase 1 DISC-0974 clinical trial in June 2022 and initial results from our Phase 2 BEACON clinical trial of bitopertin in June 2023. We also may make assumptions, estimations, calculations and conclusions as part of our analyses of data, and may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the interim, top-line, initial or preliminary results that we report may differ from future results of the same trials, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Interim, top-line, initial and preliminary data from clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Interim, top-line, initial and preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the interim, top-line, initial or preliminary data we previously published. As a result, interim, top-line, initial and preliminary data should be viewed with caution until the final data are available. Adverse differences between interim, top-line, initial or preliminary data and final data could significantly harm our business prospects and may cause the price of our common stock to fluctuate or decline.

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

If the interim, top-line, initial or preliminary data that we report differs from actual results, or if regulatory authorities or others, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our product candidates may be significantly impaired, which could materially harm our business, operating results, prospects or financial condition.

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
•
regulators or institutional review boards, or IRBs, or ethics committees may delay or may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
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

We may experience difficulties with identifying specific patient populations for any defined trial cohorts. The patient eligibility criteria defined in our trial protocols may limit the patient populations eligible for our clinical trials. We will also rely on the willingness and ability of clinicians to screen their patients, such as for specific genetic hematologic conditions, to indicate which patients may be eligible for enrollment in our clinical trials.

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
•
reporting of the preliminary results of any of our clinical trials; and
•
factors we may not be able to control, including the impacts of any health crises, that may limit patients, principal investigators or staff or clinical site availability.

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

Any results from early preclinical studies and clinical trials of bitopertin, DISC-0974, DISC-0998, DISC-3405 or our other product candidates or programs may not necessarily be predictive of the results from later preclinical studies and clinical trials. For example, DISC-0974 has undergone testing in healthy volunteers, a Phase 1b/2 clinical trial in patients with anemia of MF was initiated in June 2022 and a separate Phase 1b/2 clinical trial in patients with non-dialysis dependent CKD and anemia was initiated in February 2023. However, there can be no assurance that DISC-0974 will achieve the desired effects in these indications. Additionally, DISC-3405 has only been evaluated in preclinical models, which may not be indicative or predictive of future clinical trial results. Similarly, even if we are able to complete our planned preclinical studies and clinical trials of our product candidates according to our current development timeline, the results from such preclinical studies and clinical trials of our product candidates may not be replicated in subsequent preclinical studies or clinical trial results.

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

Some of our product candidates modulate pathways for which there are currently no approved or effective therapies, which may result in greater research and development expenses, regulatory issues that could delay or prevent approval or discovery of unknown or unanticipated adverse effects on safety or efficacy.

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

Risks Related to Commercialization

We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.

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

Any product candidates that we successfully develop and commercialize will compete with currently approved therapies and new therapies that may become available in the future from segments of the pharmaceutical, biotechnology and other related markets. Key product features that would affect our ability to effectively compete with other therapeutics include the efficacy, safety and convenience of our products. We believe principal competitive factors to our business include, among other things, our ability to successfully transition research programs into clinical development, ability to raise capital and the scalability of the platform, pipeline and business.

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

The incidence and prevalence for the target patient populations of our programs and product candidates have not been established with precision. Our lead heme biosynthesis modulation product candidate, bitopertin, is an oral, selective inhibitor of GlyT1. We are initially focused on developing bitopertin for the treatment of EPP and XLP, which are both diseases marked by severe photosensitivity and damage to the hepatobiliary system caused by the accumulation of PPIX. In July 2022, we initiated BEACON, a Phase 2 open-label, parallel-dose clinical trial of bitopertin in EPP and XLP patients that is being conducted at sites in Australia. Separately, in October 2022, we initiated AURORA, a Phase 2, randomized, double-blind, placebo-controlled clinical trial of bitopertin in EPP patients that is being conducted at sites in the United States. We initiated a Phase 1b/2 clinical trial of DISC-0974 in June 2022 in the United States in patients with anemia of MF, and initiated a separate Phase 1b/2 clinical trial in the February 2023 in patients with non-dialysis dependent CKD and anemia. We are initially focused on developing

DISC-3405 for the treatment of PV. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our programs and product candidates, are based on our estimates.

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
•
the approval of other new products;
•
adverse publicity about our current product candidates and any future product candidates or favorable publicity about competitive products; and
•
potential product liability claims.

There is also significant uncertainty related to the insurance coverage and reimbursement of newly approved products and coverage may be more limited than the purposes for which the medicine is approved by the FDA or comparable foreign regulatory authorities. In the United States, the principal decisions about reimbursement for new medicines are typically made by the Centers for Medicare & Medicaid Services, or CMS, an agency within the U.S. Department of Health and Human Services, or HHS. CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare and private payors tend to follow CMS to a substantial degree. Further, due to the COVID-19 pandemic, millions of individuals have lost or will be losing employer-based insurance coverage, which may adversely affect our ability to commercialize our products. It is unclear what effect, if any, the American Rescue Plan will have on the number of covered individuals.

We may not be successful in addressing these or other factors that might affect the market acceptance of our product candidates. Failure to achieve widespread market acceptance of our product candidates would materially harm our business, financial condition and results of operations.

Even if we receive regulatory approval for any of our product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense. Additionally, our product candidates, if approved, could be subject to post-market study requirements, marketing and labeling restrictions and even recall or market withdrawal if unanticipated safety issues are discovered following approval. In addition, we may be subject to penalties or other enforcement action if we fail to comply with regulatory requirements.

If the FDA or a comparable foreign regulatory authority approves any of our product candidates, the manufacturing processes, labeling, packaging, distribution, import, export, adverse event reporting, storage, advertising, promotion, monitoring and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, establishment registration and listing, as well as continued compliance with cGMPs and GCPs for any clinical trials that we conduct post-approval. Any regulatory approvals that we receive for our product candidates may also be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing studies, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the product. The FDA may also require a REMS in order to approve our product candidates, which could entail requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. For certain commercial prescription drug and biological products, manufacturers and other parties involved in the supply chain must also meet chain of distribution requirements and build electronic, interoperable systems for product tracking and tracing and for notifying the

FDA of counterfeit, diverted, stolen and intentionally adulterated products or other products that are otherwise unfit for distribution in the United States. Additionally, under the Food and Drug Omnibus Reform Act of 2022, or FDORA, sponsors of approved drugs and biologics must provide 6 months’ notice to the FDA of any changes in marketing status, such as the withdrawal of a drug, and failure to do so could result in the FDA placing the product on a list of discontinued products, which would revoke the product’s ability to be marketed. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

•
restrictions on the marketing or manufacturing of the product, withdrawal of the product from the market or voluntary or mandatory product recalls;
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

Risks Related to Our Reliance on Third Parties

We rely on third parties to conduct our Phase 2 clinical trials of bitopertin, Phase 1b/2 clinical trials of DISC-0974 and Phase 1 clinical trial of DISC-3405 and expect to rely on third parties to conduct other clinical trials for our product candidates, as well as potential investigator-sponsored clinical trials of our product candidates. If these third parties do not successfully carry out their contractual duties, comply with regulatory requirements, or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.

We do not have the ability to independently conduct clinical trials. We rely and expect to continue to rely on medical institutions, clinical investigators, contract laboratories and other third parties, such as CROs, to conduct or otherwise support clinical trials for our product candidates, including our Phase 2 clinical trials of bitopertin, Phase 1b/2 clinical trials of DISC-0974 in patients with anemia of MF or non-dialysis dependent CKD and anemia, our Phase 1 trial of DISC-3405, as well as any other product candidates that we develop. We may also rely on academic and private non-academic institutions to conduct and sponsor clinical trials relating to our product candidates, such as the ongoing clinical trial of bitopertin in DBA, which is being conducted by NIH under a collaborative research and development agreement. We will not control the design or conduct of any investigator-sponsored trials, and it is possible that the FDA or non-U.S. regulatory authorities will not view these investigator-sponsored trials as providing adequate support for future clinical trials, whether controlled by us or third parties, for any one or more reasons, including elements of the design or execution of the trials or safety concerns or other trial results.

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

We contract with third parties for the manufacture of our product candidates for preclinical development and clinical testing and expect to continue to do so for commercialization. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost, which could delay, prevent, or impair our development or commercialization efforts.

We do not currently own or operate, nor do we have any plans to establish in the future, any manufacturing facilities. Although we believe we have obtained sufficient material to produce bitopertin tablets to complete our ongoing Phase 2 clinical trials, DISC-0974 vials to complete our ongoing Phase 1b/2 clinical trials, and vials to complete our Phase 1 trial of DISC-3405, we cannot be sure we have correctly estimated our drug product and API requirements or that such drug product or API will not expire before we want to use it. While we have identified a contract development and manufacturing organization, or CDMO, to produce our own GMP material, we are in the early stages of manufacturing such material. We rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for preclinical development and clinical testing, including Mabwell for the supply of vials to complete our Phase 1 trial of DISC-3405. We also expect to rely on third parties for the commercial manufacture of our products if any of our product candidates receive regulatory approval. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

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

The active pharmaceutical ingredients, or API, used in certain of our product candidates are supplied to us from single-source suppliers. Our ability to successfully develop our product candidates, and to ultimately supply our commercial products in quantities sufficient to meet the market demand, depends in part on our ability to obtain the API for these products in accordance with regulatory requirements and in sufficient quantities for clinical testing and commercialization. We do not currently have arrangements in place for a redundant or second-source supply of any such API in the event any of our current suppliers of such API cease their operations for any reason. We are also unable to predict how changing global economic conditions or potential global health concerns or crises will affect our third-party suppliers and manufacturers. Any negative impact of such matters on our third-party suppliers and manufacturers may also have an adverse impact on our results of operations or financial condition.

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

DISC-0974, DISC-0998, and DISC-3405 are monoclonal antibodies. Manufacturing biologics, like monoclonal antibodies, especially in large quantities, is often complex and may require the use of innovative technologies to handle living cells. Each lot of an approved biologic must undergo thorough testing for identity, strength, quality, purity and potency. Manufacturing biologics requires facilities specifically designed for and validated for this purpose, and sophisticated quality assurance and quality control procedures are necessary. Slight deviations anywhere in the manufacturing process, including filling, labeling, packaging, storage and shipping and quality control and testing, may result in lot failures, product recalls or spoilage. When changes are made to the manufacturing process, we may be required to provide preclinical and clinical data showing the comparable identity, strength, quality, purity or potency of the products before and after such changes. If microbial, viral or other contaminations are discovered at the facilities of our manufacturers, such facilities may need to be closed for an extended period of time to investigate and remedy the contamination, which could delay clinical trials and adversely harm our business.

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

Our commercial success depends in part on our ability to obtain and maintain proprietary or intellectual property protection in the U.S. and other countries for our current or future product candidates, including our current lead product candidates, bitopertin, DISC-0974 and DISC-3405, and our other current or future programs, including DISC-0998, as well as for their respective compositions, formulations, methods used to manufacture them and methods of treatment, in addition to successfully defending these patents against third-party challenges. We seek to protect our proprietary and intellectual property position by, among other methods, filing patent applications in the U.S. and abroad related to our proprietary technology, inventions, and improvements that are important to the development and implementation of our business. Our ability to stop unauthorized third parties from making, using, selling, offering to sell, or importing our product candidates is dependent upon the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities. We also rely on trade secrets, know-how and continuing technological innovation to develop and maintain our proprietary and intellectual property position.

We have in-licensed, and may in the future in-license, a portion of our intellectual property, and, if we fail to comply with our obligations under these license arrangements, we could lose such intellectual property rights or owe damages to the licensor of such intellectual property. In particular, we have exclusively licensed intellectual property rights from Roche to develop and commercialize bitopertin, including certain back-up compounds and derivatives, for all prophylactic and therapeutic uses. The Roche license covers know-how, and certain specified Roche patent rights, including a composition of matter patent for bitopertin that expires in 2025. We also have exclusively licensed intellectual property rights from AbbVie Deutschland GmbH & Co. KG, or AbbVie, to develop and commercialize DISC-0974 and DISC-0998. The AbbVie license covers know-how, and certain specified AbbVie patent rights, including composition of matter and methods of use patents and patent applications for DISC-0974 and DISC-0998. We also have exclusively licensed intellectual property rights from Mabwell to develop and commercialize antibody products containing Mabwell’s MWTX-001, MWTX-002, and MWTX-003 antibodies. The Mabwell license covers know-how and certain specified Mabwell patent rights, including composition of matter and methods of use patents and patent applications for MWTX-001, MWTX-002 and MWTX-003.

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. The degree of patent protection we require to successfully commercialize our current or future product candidates may be unavailable or severely limited in some cases and may not adequately protect our rights or permit us to gain or keep any competitive advantage. We cannot provide any assurances that any of our patents have, or that any of our pending patent applications that mature into issued patents will include, claims with a scope sufficient to protect bitopertin, DISC-0974, DISC-3405 or our other current or future product candidates. In addition, if the breadth or strength of protection provided by our patent applications or any patents we may own or in-license is threatened, we could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

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

Furthermore, even if we are able to issue patents with claims of valuable scope in one or more jurisdictions, we may not be able to secure such claims in all relevant jurisdictions, or in a sufficient number to meaningfully reduce competition. Our competitors may be able to develop and commercialize their products, including products identical to ours, in any jurisdiction in which we are unable to obtain, maintain or enforce such patent claims. Furthermore, generic manufacturers may develop, seek approval for and launch generic versions of our products, and may challenge the scope, validity or enforceability of our patents, requiring us to engage in complex, lengthy and costly litigation or other proceedings.

We also intend to rely on regulatory exclusivity for protection of our product candidates, if approved for commercial sale. Implementation and enforcement of regulatory exclusivity, which may consist of regulatory data protection and market protection, varies widely from country to country. Failure to qualify for regulatory exclusivity or failure to obtain or to maintain the extent or duration of such protections that we expect for our product candidates, if approved, could affect our decision on whether to market the products in a particular country or countries or could otherwise have an adverse impact on our revenue or results of operations.

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

In addition to the protection afforded by patents we may own or in-license, we seek to rely on trade secret protection, confidentiality agreements, and license agreements to protect proprietary know-how that may not be patentable, processes for which patents are difficult to enforce and any other elements of our product discovery and development processes that involve proprietary know-how, information or technology that may not be covered by patents. Although we require all of our employees, consultants, advisors and any third parties who have access to our proprietary know-how, information, or technology to enter into confidentiality agreements, trade secrets can be difficult to protect and we have limited control over the protection of trade secrets used by our collaborators and suppliers. We cannot be certain that we have or will obtain these agreements in all circumstances and we cannot guarantee that we have entered into such agreements with each party that may have or have had access to our trade secrets or proprietary information.

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

We may initiate, become a defendant in or otherwise become party to lawsuits to protect or enforce our intellectual property rights, which could be expensive, time-consuming, and unsuccessful.

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

Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing, patient support or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. As noted above, some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could compromise our ability to compete in the marketplace, including compromising our ability to raise the funds necessary to continue our clinical trials, continue our research programs, license necessary technology from third parties, or enter into development collaborations that would help us commercialize our current or future product candidates, if approved. Any of the foregoing events would harm our business, financial condition, results of operations and prospects.

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

While certain activities related to development and clinical testing of our current or future product candidates may be subject to safe harbor of patent infringement, such as under 35 U.S.C. §271(e)(1), upon receiving regulatory approval for such candidates we or any of our current or future licensors or strategic partners may immediately become party to, exposed to or threatened with, future adversarial proceedings or litigation by third parties having patent or other intellectual property rights alleging that such product candidates infringe, misappropriate or otherwise violate their intellectual property rights. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing our current or future product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our current or future product candidates may give rise to claims of infringement of the patent rights of others. Moreover, it is not always clear to industry participants, including us, which patents cover various types of drugs, products or their methods of use or manufacture. Thus, because of the large number of patents issued and patent applications filed in our fields, there may be a risk that third parties may allege they have patent rights encompassing our current or future product candidates, technologies or methods.

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
•
a court prohibiting us from developing, manufacturing, marketing or selling our current product candidates, including bitopertin, DISC-0974 and DISC-3405, or future product candidates, or from using our proprietary technologies, unless the third-party licenses its product rights to us, which we are not required to do, on commercially reasonable terms or at all;
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

Third parties may assert that we are employing their proprietary technology without authorization. Patents issued in the U.S. by law enjoy a presumption of validity that can be rebutted in U.S. courts only with evidence that is “clear and convincing,” a heightened standard of proof. There may be issued third-party patents of which we are currently unaware with claims to compositions, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our current or future product candidates. Patent applications can take many years to issue. In addition, because some patent applications in the U.S. may be maintained in secrecy until the patents are issued, patent applications in the U.S. and many foreign jurisdictions are typically not published until 18 months after their earliest priority filing date, and publications in the scientific literature often lag behind actual discoveries, we cannot be certain that others have not filed patent applications covering our current or future product candidates or technology. If any such patent applications issue as patents, and if such patents have priority over our patent applications or patents we may own or in-license, we may be required to obtain rights to such patents owned by third parties which may not be available on commercially reasonable terms or at all, or may only be available on a non-exclusive basis. There may be currently pending third-party patent applications which may later result in issued patents that our current or future product candidates may infringe. It is also possible that patents owned by third parties of which we are aware, but which we do not believe are relevant to our current or future product candidates or other technologies, could be found to be infringed by our current or future product candidates or other technologies. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. Moreover, we may fail to identify relevant patents or incorrectly conclude that a patent is invalid, not enforceable, exhausted or not infringed by our activities. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of our current or future product candidates, molecules used in or formed during the manufacturing process, or any final product itself, the holders of any such patents may be able to block our ability to commercialize the product candidate unless we obtained a license under the applicable patents, or until such patents expire or they are finally determined to be held invalid or unenforceable. Similarly, if any third-party patent were held by a court of competent jurisdiction to cover aspects of our formulations, processes for manufacture or methods of use, including patient selection methods, the holders of any such patent may be able to block our ability to develop and commercialize the product candidate unless we obtained a license or until such patent expires or is finally determined to be held invalid or unenforceable. In either case, such a license may not be available on commercially reasonable terms or at all. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, or at all, our ability to commercialize our current or future product candidates may be impaired or delayed, which could in turn significantly harm our business. Even if we obtain a license, it may be nonexclusive, thereby giving our competitors access to the same technologies licensed to us.

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

If we or our licensors or strategic partners initiate legal proceedings against a third party to enforce a patent covering one of our current or future product candidates, the defendant could counterclaim that the patent covering our product candidate, as applicable, is invalid and/or unenforceable. In patent litigation in the U.S., defendant counterclaims alleging invalidity and/or unenforceability are commonplace, and there are numerous grounds upon which a third party can assert invalidity or unenforceability of a patent. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of patentable subject matter, lack of written description, lack of novelty, obviousness, or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO that was material to patentability, or made a misleading statement, in the process of obtaining the patent during patent prosecution. Third parties may also raise similar claims before administrative bodies in the U.S. or abroad, even outside the context of litigation. Such mechanisms include re-examination, inter partes review, post grant review and equivalent proceedings in foreign jurisdictions (such as opposition proceedings). Such proceedings could result in revocation or amendment to our patent applications or any patents we may own or in-license in such a way that they no longer cover our current or future product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate or render unenforceable, any rights we may have from our patent applications or any patents we may own or in-license, allow third parties to commercialize our current or future product candidates or other technologies and compete directly with us, without payment to us or result in our inability to manufacture or commercialize products without infringing third-party patent rights. Moreover, we may have to participate in interference proceedings declared by the USPTO to determine priority of invention or in post-grant challenge proceedings, such as oppositions in a foreign patent office, that challenge our or our current or future licensors’ priority of invention or other features of patentability with respect to our patent applications and any patents we may own or in-license. Such challenges may result in loss of patent rights, loss of exclusivity, or in patent claims being narrowed, invalidated, or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our current or future product candidates and other technologies. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we or our current or future licensing partners and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, or if we are otherwise unable to adequately protect our rights, we would lose at least part, and perhaps all, of the patent protection on our current or future product candidates. Such a loss of patent protection could have a material adverse impact on our business and our ability to commercialize or license our technology and current or future product candidates.

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

Similarly, in the European Union, the European Commission, upon the recommendation of the EMA’s Committee for Orphan Medicinal Products, grants orphan designation in respect of products that are intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions affecting no more than 5 in 10,000 persons in the European Union and for which no satisfactory method of diagnosis, prevention, or treatment has been authorized for marketing in the European Union (or, if such a method exists, the product would be of a significant benefit to those affected by the condition). Additionally, designation may be granted for products intended for the diagnosis, prevention, or treatment of a life-threatening, seriously debilitating or serious and chronic condition when, without incentives, it is unlikely that sales of the product in the European Union would generate sufficient return to justify the necessary investment in developing the product. In the European Union, orphan designation entitles a party to financial incentives such as reduction of fees or fee waivers.

Generally, if a product with an orphan designation subsequently receives the first regulatory approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA or the EMA from approving another marketing application for the same product and indication for that time period, except in limited circumstances. The applicable period is seven years in the United States and ten years in the European Union. The European Union market exclusivity period can be reduced to six years if, at the end of the fifth year, it is determined that a product no longer meets the criteria for orphan designation, including if the product is sufficiently profitable so that market exclusivity is no longer justified.

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

The FDA may further reevaluate its regulations and policies under the Orphan Drug Act. We do not know if, when or how the FDA may change its orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.

We may seek rare pediatric disease designation for bitopertin. However, a marketing application for bitopertin, if approved, may not meet the eligibility criteria for a rare pediatric disease priority review voucher.

We may seek rare pediatric disease designation for bitopertin in patients with EPP and XLP. The FDA defines “rare pediatric disease” as a (i) serious or life-threatening disease in which the serious or life-threatening manifestations primarily affect ages from birth to 18 years, including age groups often called neonates, infants, children and adolescents; and (ii) a rare disease or condition within the meaning of the Orphan Drug Act. Designation of a product candidate as a product for a rare pediatric disease does not guarantee that a marketing application for such product candidate will meet the eligibility criteria for a rare pediatric disease priority review voucher at the time the application is approved. Under the Federal Food, Drug, and Cosmetic Act, we will need to request a rare pediatric disease priority review voucher in our original marketing application for our product candidates for which we have received rare pediatric disease designation. The FDA may determine that a marketing application for bitopertin, if approved, does not meet the eligibility criteria for a priority review voucher.

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

We were granted fast track designation by the FDA for DISC-3405 for the treatment of PV in September 2023 and we may seek fast track designation for certain of our product candidates. If a drug or biologic is intended for the treatment of a serious or life-threatening condition and the drug or biologic demonstrates the potential to address unmet medical needs for this condition, the sponsor may apply for fast track designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular product candidate is eligible for this designation, the FDA may disagree and instead decide not to grant it. Even if we do receive fast track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw fast track designation if it believes that the designation no longer meets the conditions for such designation. Fast track designation alone does not guarantee qualification for the FDA’s priority review procedures.

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

Since the ACA’s enactment, there have been numerous judicial, administrative, executive and legislative challenges to certain aspects of the ACA and we expect that there will be additional challenges and amendments to the ACA in the future. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an Executive Order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The Executive Order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other healthcare reform measures of the Biden administrations or other efforts, if any, to challenge repeal or replace the ACA, will impact our business.

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

The Inflation Reduction Act of 2022, or IRA, includes several provisions that may impact our business to varying degrees including provisions that reduce the out-of-pocket spending cap for Medicare Part D beneficiaries from $7,050 to $2,000 starting in 2025, thereby effectively eliminating the coverage gap; imposes new manufacturer financial liability on certain drugs under Medicare Part D, allows the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition; requires companies to pay rebates to Medicare for certain drug prices that increase faster than inflation; and delays until January 1, 2032 the implementation of the HHS rebate rule that would have limited the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, if they have one orphan designation and the only approved indication is for that rare disease or condition. If a product receives multiple rare disease designations or has multiple approved indications, it may not qualify for the orphan drug exemption. In August 2023, HHS selected the first 10 drugs to be subject to the Medicare drug price negotiation program, The implementation of which is currently subject to ongoing litigation challenging the constitutionality of the IRA’s Medicare drug price negotiation program. The effects of the IRA on our business and the healthcare industry in general is not yet known.

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

Third party patient assistance programs that receive financial support from companies have become the subject of enhanced government and regulatory scrutiny. The OIG has established guidelines that suggest that it is lawful for pharmaceutical manufacturers to make donations to charitable organizations who provide co-pay assistance to Medicare patients, provided that such organizations, among other things, are bona fide charities, are entirely independent of and not controlled by the manufacturer, provide aid to applicants on a first-come basis according to consistent financial criteria and do not link aid to use of a donor’s product. However, donations to patient assistance programs have received some negative publicity and have been the subject of multiple government enforcement actions, related to allegations regarding their use to promote branded pharmaceutical products over other less costly alternatives. Specifically, in recent years, there have been multiple settlements resulting out of government claims challenging the legality of their patient assistance programs under a variety of federal and state laws. It is possible that we may make grants to independent charitable foundations that help financially needy patients with their premium, co-pay, and co-insurance obligations. If we choose to do so, and if we or our vendors or donation recipients are deemed to fail to comply with relevant laws, regulations or evolving government guidance in the operation of these programs, we could be subject to damages, fines, penalties, or other criminal, civil or administrative sanctions or enforcement actions. We cannot ensure that our compliance controls, policies, and procedures will be sufficient to protect against acts of our employees, business partners or vendors that may violate the laws or regulations of the jurisdictions in which we operate. Regardless of whether we have complied with the law, a government investigation could impact our business practices, harm our reputation, divert the attention of management, increase our expenses and reduce the availability of foundation support for our patients who need assistance.

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

Laws similar to the CCPA have been passed in 12 additional states outside of California. These laws are substantially similar in scope and contain many of the same requirements and exceptions as the CCPA, including a general exemption for clinical trial data and limited obligations for entities regulated by HIPAA. However, we cannot yet determine the full impact these laws or other such future laws, regulations and standards may have on our current or future business. Any of these laws may broaden their scope in the future, and similar laws have been proposed on both a federal level and in more than half of the states in the U.S. In addition, a number of other states have proposed new privacy laws, some of which are similar to the above discussed recently passed laws. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. Furthermore, in addition to comprehensive privacy laws, certain states have enacted laws to focus on particular more limited privacy laws. For example, the state of Washington has passed a law to protect medical and health information not subject to HIPAA and a small number of states have passed laws that regulate biometric information. The existence of comprehensive privacy laws in different states in the country would make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance.

The collection, use, storage, disclosure, transfer or other processing of personal data regarding individuals in the EEA and UK, including personal health data, is subject to the EU General Data Protection Regulation 2016/679, or EU GDPR, with respect to individuals in the EEA and the UK General Data Protection Regulation, or UK GDPR, with respect to individuals in the UK, and together with the EU GDPR, GDPR. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches and taking certain measures when engaging third-party processors. The GDPR permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million (17.5 million for the UK) or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. The GDPR increased our responsibility and liability in relation to personal data that we process where such processing is subject to the GDPR, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, including as implemented by individual countries. Compliance with the GDPR is a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities.

The GDPR provides that EEA Member States may make their own further laws and regulations in relation to the processing of genetic, biometric or health data, which could result in differences between Member States, limit our ability to use and share personal data or could cause our costs to increase, and harm our business and financial condition.

The GDPR also imposes strict rules on the transfer of personal data to countries outside the EEA and UK not deemed adequate for the transfer of such personal data by competent data protection authorities, or third countries, including the United States in certain circumstances unless a derogation exists or we incorporate a GDPR transfer mechanism (such as the European Commission approved standard contractual clauses, or SCCs or the UK International Data Transfer Addendum, or IDTA) into our agreements with third parties to govern such transfers of personal data and carry out transfer impact assessments. The international transfer obligations under the EEA and UK data protection regimes will require effort and cost and may result in us needing to make strategic considerations around where EEA/UK personal data is located and which service providers we can utilize for the processing of EEA/UK personal data.

Although the UK is regarded as a third country under the EU GDPR, the European Commission has issued an “Adequacy Decision” recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data subject to the EU GDPR to the UK remain unrestricted. The UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing. The UK Government has also now introduced a Data Protection and Digital Information Bill, or the UK Bill, into the UK legislative process with the intention for this bill to reform the UK’s data protection regime following Brexit. If passed, the final version of the UK Bill may have the effect of further altering the similarities between the UK and EU data protection regime and threaten the UK Adequacy Decision from the EU Commission. This may lead to additional compliance costs and could increase our overall risk.

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

We rely on information technology systems that we or our third-party providers operate to process, transmit and store electronic information in our day-to-day operations. In connection with our product discovery efforts, we may collect and use a variety of personal data, such as names, mailing addresses, email addresses, phone numbers and clinical trial information. A successful cyberattack could result in the theft or destruction of intellectual property, data, or other misappropriation of assets, or otherwise compromise our confidential or proprietary information and disrupt our operations. Cyberattacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Cyberattacks could include wrongful conduct by hostile foreign governments, employees, contractors or other third-parties and industrial espionage, wire fraud and other forms of cyber fraud, the deployment of harmful malware, denial-of-service, social engineering fraud or other means to threaten systems or data security, confidentiality, integrity and availability. A successful cyberattack could cause serious negative consequences for us, including, without limitation, the disruption of operations, the misappropriation of protected information or confidential business information, including personal data, financial information, trade secrets, financial loss and the disclosure of corporate strategic plans. Although we devote resources to protect our information systems, we realize that cyberattacks are a threat, and there can be no assurance that our efforts will prevent information security compromises, incidents or breaches that would result in business, legal, financial or reputational harm to it, or would have a material adverse effect on our results of operations and financial condition. Any failure to prevent or mitigate security breaches, compromises or incidents or improper access to, use of, or disclosure of protected information, including our clinical data or patients’ personal data could result in significant liability through litigation and regulatory investigations and enforcement actions, including under state (e.g., state breach notification and consumer protection laws), federal (e.g., HIPAA, as amended by HITECH), and international law (e.g., the GDPR) and may cause a material adverse impact to our reputation, affect our ability to conduct new studies and potentially disrupt our business.

We rely on our third-party providers to implement effective security measures and identify and correct for any such failures, deficiencies, vulnerabilities or breaches. We also rely on our employees and consultants to safeguard their security credentials and follow our policies and procedures regarding use and access of computers and other devices that may contain protected information and our sensitive information. If we or our third-party providers fail to maintain or protect our information technology systems and data integrity effectively or fail to anticipate, plan for or manage significant disruptions to our information technology systems, we or our third-party providers could have difficulty preventing, detecting and controlling such cyber-attacks and any such attacks could result in the losses described above as well as disputes with physicians, patients and our partners, regulatory sanctions or penalties, increases in operating expenses, expenses or lost revenue or other adverse consequences, any of which could have a material adverse effect on our business, results of operations, financial condition, prospects and cash flows. Any failure by such third parties to prevent or mitigate security breaches or improper access to or disclosure of such information could have similarly adverse consequences for us. If we are unable to prevent or mitigate the impact of such security or data privacy incidents, compromises or breaches, we could be exposed to litigation and governmental investigations, which could lead to a potential disruption to our business and financial penalties or losses. By way of example, the CCPA, which was modified by the CPRA, creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal data. The CCPA provides for civil penalties of up to $7,500 per violation, as well as a private right of action for data breaches. The CCPA may increase our compliance costs and potential liability, and many similar laws have been proposed at the federal level and in other states.

We expect to expand our development and regulatory capabilities and potentially implement sales, marketing and distribution capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

As of October 31, 2023, we had 60 full-time employees and no part-time employees. We expect to experience significant growth in the number of our employees and the scope of our operations, particularly as we function as a public company and in the areas of product development, regulatory affairs and, if any of our product candidates receives regulatory approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

General Risk Factors

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

The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service, or IRS, and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many such changes have been made and changes are likely to continue to occur in the future. For example, under Section 174 of the Code, in taxable years beginning after December 31, 2021, expenses that are incurred for research and development in the U.S. will be capitalized and amortized, which may have an adverse effect on our cash flow. It cannot be predicted whether, when, in what form or with what effective dates tax laws, regulations and rulings may be enacted, promulgated or issued, which could result in an increase in our or our stockholders’ tax liability or require changes in the manner in which we operate in order to minimize or mitigate any adverse effects of changes in tax law. Prospective investors should consult their tax advisors regarding the potential consequences of changes in tax law on our business and on the ownership and disposition of our common stock.

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

We are subject to certain U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions and other trade laws and regulations. We can face serious consequences for violations.

Among other matters, U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions and other trade laws and regulations, which are collectively referred to as Trade Laws, prohibit companies and their employees, agents, CROs, legal counsel, accountants, consultants, contractors and other partners from authorizing, promising, offering, providing, soliciting, or receiving directly or indirectly, corrupt or improper payments or anything else of value to or from recipients in the public or private sector. Violations of Trade Laws can result in substantial criminal fines and civil penalties, imprisonment, the loss of trade privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm and other consequences. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. We also expect our non-U.S. activities to increase in time. We currently engage, and expect to continue to engage, third parties for clinical trials and/or to obtain necessary permits, licenses, patent registrations and other regulatory approvals and we can be held liable for the corrupt or other illegal activities of our personnel, agents, or partners, even if we do not explicitly authorize or have prior knowledge of such activities.

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

Moreover, the stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of individual companies. These broad market fluctuations may also adversely affect the trading price of our common stock. In addition, a recession, depression or other sustained adverse market event resulting from a resurgence of COVID-19 or otherwise could materially and adversely affect our business and the value of our common stock. In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted class action securities litigation against such companies. Furthermore, market volatility may lead to increased shareholder activism if we experience a market valuation that activists believe is not reflective of our intrinsic value. Activist campaigns that contest or conflict with our strategic direction or seek changes in the composition of our board of directors could have an adverse effect on our operating results and financial condition.

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

If our existing securityholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after legal restrictions on resale discussed in our Annual Report on Form 10-K for the year ended December 31, 2022 lapse, the trading price of our common stock could decline. As of September 30, 2023, we had 24,139,078 shares of common stock outstanding. All outstanding shares of common stock, other than shares held by our affiliates will be freely tradable, without restriction, in the public market. In addition, shares of common stock that are subject to outstanding options of ours will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements and Rules 144 and 701 under the Securities Act. If these shares are sold, the trading price of our common stock could decline.

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
2.1†

Agreement and Plan of Merger and Reorganization, dated as of August 9, 2022, by and among Gemini Therapeutics, Inc. Gemstone Merger Sub, Inc. and Disc Medicine, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Proxy Statement/Prospectus on Form S-4 (File No. 333-267276) filed on September 2, 2022).

3.1

Amended and Restated Certificate of Incorporation of Disc Medicine, Inc. (incorporated by reference to Annex B to Gemini Therapeutics, Inc.’s Proxy Statement/Prospectus on Form S-4/A (File No. 333-249785)).

3.2

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Disc Medicine, Inc., dated December 28, 2022 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-39438) filed on December 29, 2022).

3.3

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Disc Medicine, Inc., dated December 29, 2022 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-39438) filed on December 29, 2022).

3.4	Amended and Restated By-laws of Disc Medicine, Inc. (incorporated by reference to Annex C to Gemini Therapeutics, Inc.’s Proxy Statement/Prospectus on Form S-4/A (File No. 333-249785)).
4.1	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-39438) filed on February 14, 2023).
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

DISC MEDICINE, INC.

Date: November 9, 2023	By:	/s/ John Quisel
John Quisel, J.D., Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2023	By:	/s/ Joanne Bryce
Joanne Bryce, CPA
Chief Financial Officer (Principal Financial and Accounting Officer)