Form 10-K
period 2023-12-31
Disc Medicine, Inc.
filed 2024-03-21
CIK 1816736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Registrant’s telephone number, including area code: (617) 674-9274

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 Par Value	IRON	The Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

The aggregate market value of Common Stock held by non-affiliates of the registrant computed by reference to the price of the registrant’s Common Stock as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $507.8 million (based on the last reported sale price on the Nasdaq Global Market as of such date). For this computation, the registrant has excluded the market value of all shares of Common Stock reported as beneficially owned by its executive officer and directors; such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the registrant.

As of February 29, 2024, there were 24,681,028 shares of the registrant’s Common Stock, $0.0001 par value per share, outstanding.

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

•
We rely on third parties to conduct our Phase 2 clinical trials of bitopertin, Phase 1b/2 clinical trials of DISC-0974 and Phase 1 clinical trial of DISC-3405 (formerly MWTX-003) and expect to rely on third parties to conduct other clinical trials for our product candidates, as well as potential investigator-sponsored clinical trials of our product candidates. If these third parties do not successfully carry out their contractual duties, comply with regulatory requirements, meet expected deadlines, or if the prior work conducted by these third parties is incomplete, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.
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

ITEM 1. BUSINESS

Overview

We are a clinical-stage biopharmaceutical company focused on the discovery, development, and commercialization of novel treatments for patients suffering from serious hematologic diseases. We have assembled a portfolio of clinical and preclinical product candidates that aim to modify fundamental biological pathways associated with the formation and function of red blood cells, specifically heme biosynthesis and iron homeostasis. Our current pipeline includes bitopertin for the treatment of erythropoietic porphyrias, or EPs, including erythropoietic protoporphyria, or EPP, and X-linked protoporphyria, or XLP, and Diamond-Blackfan Anemia, or DBA; DISC-0974 for the treatment of anemia of myelofibrosis, or MF, and anemia of chronic kidney disease, or CKD; and DISC-3405 (formerly MWTX-003) for the treatment of polycythemia vera, or PV, and other hematologic disorders. In addition, our preclinical programs also include DISC-0998, for the treatment of anemia associated with inflammatory diseases. Our approach to product candidate development leverages well-understood molecular mechanisms that have been validated in humans. We believe that each of our product candidates, if approved, has the potential to improve the lives of patients suffering from hematologic diseases.

Bitopertin is the lead product candidate in our heme biosynthesis modulation portfolio. Bitopertin was previously evaluated by F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., or collectively, Roche, in a comprehensive clinical program in over 4,000 individuals in other indications which demonstrated the activity of bitopertin as a glycine transporter 1, or GlyT1, inhibitor and its effect on heme biosynthesis. We are initially developing bitopertin for the treatment of EPs, including EPP and XLP. In July 2022, we initiated BEACON, a Phase 2 open-label, parallel-dose clinical trial of bitopertin in EPP and XLP patients that is being conducted at sites in Australia. In October 2022, we initiated AURORA, a Phase 2, randomized, double-blind, placebo-controlled clinical trial of bitopertin in EPP patients that is being conducted at sites in the United States. We presented interim data from BEACON in June and December 2023, and we expect topline data from AURORA in March or April 2024. Additional analysis of the full population in the BEACON trial is anticipated to be presented in 2024. We entered into a collaborative research and development agreement with the National Institutes of Health, or NIH, to conduct an NIH-sponsored clinical trial of bitopertin in DBA. The FDA authorized the clinical trial to proceed and the trial began in July 2023. We are planning additional trials of bitopertin in other indications.

DISC-0974 is the lead product candidate in our iron homeostasis portfolio and was in-licensed from AbbVie Deutschland GmbH & Co. KG, or AbbVie. DISC-0974 is designed to suppress hepcidin production and increase serum iron levels. We submitted an IND to the FDA for DISC-0974 in June 2021, received clearance in July 2021, and participants completed a Phase 1 clinical trial in healthy volunteers in the U.S. in June 2022 with results showing an acceptable tolerability profile and evidence of target engagement, iron mobilization and augmented erythropoiesis. We initiated a Phase 1b/2 clinical trial in June 2022 in patients with anemia of MF, and initiated a separate Phase 1b/2 clinical trial in February 2023 in patients with non-dialysis dependent CKD and anemia. We presented interim data from both of these trials in December 2023 and anticipate additional interim data presentations in 2024. In addition, we are developing a preclinical anti-hemojuvelin, or HJV, monoclonal antibody, DISC-0998, which also targets hepcidin suppression and was in-licensed from AbbVie. DISC-0998 is designed to increase serum iron levels and has an extended serum half-life as compared to DISC-0974. We believe this profile may be desirable in certain subsets of patients with anemia associated with inflammatory diseases.

Lastly, we are developing DISC-3405, a monoclonal antibody against Transmembrane Serine Protease 6, or TMPRSS6, that we licensed from Mabwell Therapeutics, Inc., or Mabwell. DISC-3405 is part of our iron homeostasis portfolio and is designed to induce hepcidin production and reduce serum iron levels. An IND for DISC-3405 was cleared by the FDA, and a Phase 1 clinical trial in healthy adult volunteers was initiated in October 2023. Interim data is anticipated to be presented in the first and second halves of 2024. We expect to develop DISC-3405 for the treatment of PV and other hematologic disorders.

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

In May 2021, we licensed the worldwide rights to develop and commercialize bitopertin from Roche, a pharmaceutical company that had previously evaluated bitopertin in a comprehensive clinical program in over 4,000 individuals, originally with a focus on treating certain neurologic disorders. The data generated in these clinical trials failed to establish the efficacy of bitopertin in neurologic disorders. However, the data did demonstrate that by limiting glycine uptake in newly forming red blood cells, bitopertin reduced the activity of the heme biosynthesis pathway, and we believe that this effect has the potential to treat many hematologic disorders. In addition, bitopertin was observed to be well tolerated in humans, with adverse events reported to be generally mild and infrequent across all trials conducted by Roche including at daily oral doses well above those that we plan to use in our clinical trials. We are initially focused on developing bitopertin for the treatment of EPP and XLP which are both diseases marked by severe photosensitivity and damage to the hepatobiliary system caused by the accumulation of protoporphyrin IX, or PPIX, a toxic metabolite of the heme biosynthesis pathway. Based on the demonstrated activity of bitopertin as a GlyT1 inhibitor and suppressor of heme biosynthesis in the clinical trials conducted by Roche, as well as the preclinical data we have generated in disease-relevant animal models and human cellular models, we have initiated a clinical program of bitopertin for EPP and XLP. In July 2022, we initiated BEACON, a Phase 2 open-label, parallel-dose clinical trial of bitopertin in EPP and XLP patients that is being conducted at sites in Australia. Interim data was presented in 2023. Separately, in October 2022, we initiated AURORA, a Phase 2, randomized, double-blind, placebo-controlled clinical trial of bitopertin in EPP patients that is being conducted at sites in the United States. Topline data from AURORA is expected by March or April 2024. We also plan to explore the potential of bitopertin to treat other hematologic diseases, and entered into a collaborative research and development agreement with the NIH to conduct an NIH-sponsored clinical trial of bitopertin in DBA. The FDA authorized the clinical trial to proceed and the trial began in July 2023.

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

The lead product candidate in our iron homeostasis portfolio, DISC-0974, is designed to suppress hepcidin production and is in development for the treatment of anemia associated with inflammatory diseases. DISC-0974, an antibody that we in-licensed from AbbVie, is designed to inhibit HJV, a critical regulator of hepcidin production. We selected this target because the effects of inhibiting HJV, namely decreased hepcidin and increased serum iron levels, have been genetically demonstrated in both animal knockout studies and in patients with juvenile hemochromatosis who lack fully functional genes encoding HJV. We have completed our Phase 1, placebo-controlled, single-ascending dose clinical trial of DISC-0974 in healthy volunteers. Data from the Phase 1 clinical trial showed an acceptable tolerability profile and evidence of target engagement and iron mobilization and augmented erythropoiesis. At the highest dose, a single 56 mg dose delivered by subcutaneous administration, DISC-0974 increased hemoglobin levels by greater than 1 g/dL relative to the placebo group. Data from the Phase 1 trial were presented in 2022. We initiated a Phase 1b/2 open-label clinical trial in patients with anemia of MF in July 2022 and initiated a separate Phase 1b/2 placebo controlled, single- and multiple-ascending dose clinical trial in patients with non-dialysis dependent CKD and anemia in February 2023. Interim data from both of these trials was presented in December 2023. In addition, we are developing a preclinical anti-HJV monoclonal antibody, DISC-0998, which also is designed to target hepcidin suppression and was in-licensed from AbbVie. DISC-0998 is designed to increase serum iron levels and has an extended serum half-life as compared to DISC-0974. We believe this profile may be desirable in certain subsets of patients with anemia associated with inflammatory diseases.

As part of our portfolio to modulate iron homeostasis, we are also advancing DISC-3405, a monoclonal antibody against TMPRSS6 that we in-licensed from Mabwell. DISC-3405 is part of our iron homeostasis portfolio and is designed to induce hepcidin production and reduce serum iron levels. An IND for DISC-3405 has been cleared by the FDA, and a Phase 1 clinical trial in healthy volunteers was initiated in October 2023. We plan to develop DISC-3405 for the treatment of disease where iron restriction may be beneficial, initially for patients with PV as well as diseases of iron overload. We selected this target based on the genetic confirmation of the effects of decreased TMPRSS6 activity in both animal knockout studies and in patients with iron-refractory iron deficiency anemia who lack fully functional genes encoding TMPRSS6.

Our Pipeline

We are building an innovative pipeline of product candidates that aim to modify fundamental biological pathways associated with the formation and function of red blood cells. We have obtained exclusive, worldwide licenses for the development and commercialization of bitopertin, DISC-0974, and DISC-0998, and exclusive rights for DISC-3405 and related antibodies in all territories outside of Greater China and Southeast Asia.

Clinical-Stage Product Candidates

The diagram below reflects the status of the clinical-stage product candidates, bitopertin, DISC-0974 and DISC-3405, and clinical trials that have been completed, are ongoing or are expected to initiate by the end of 2024. The timelines described reflect our current expectations and beliefs based on our internal plans and certain limited regulatory interactions to date.

We also plan to develop bitopertin, DISC-0974 and DISC-3405 for other indications. For example, we are exploring the potential of bitopertin as a treatment for macrocytic anemias, such as DBA and certain types of myelodysplastic syndromes, or MDS, in preclinical studies and have entered into a collaborative research and development agreement with the NIH to conduct an NIH-sponsored clinical trial of bitopertin in DBA. The trial began in July 2023.

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

We have assembled a management team with extensive experience in successfully developing, manufacturing, and commercializing transformative therapies as well as in business development and alliance management. Collectively, our team led, or was involved in, the development, regulatory approval, and commercialization of therapies for hematologic diseases, such as Idhifa, Reblozyl, Pyrukynd, Adynovate and Tibsovo, as well as numerous late-stage clinical and approved therapies for other therapeutic areas. Our team has significant previous experience at leading biotechnology and pharmaceutical companies, including Acceleron Pharma, Inc., Agios Pharmaceuticals, Inc., Albireo Pharma, Inc., Astellas Pharma, Inc., Bristol-Myers Squibb Company, GlaxoSmithKline, Genzyme Corporation, Johnson & Johnson, Merck & Co., Inc., Pfizer Inc., Replimune Group, Inc., Takeda Pharmaceutical Co., Vertex Pharmaceuticals Incorporated, and The Medicines Company. Our management team’s wide-ranging expertise in rare diseases, hematology, medicinal chemistry, protein biochemistry, and clinical development provide a singular vision for building a company focused on fundamental mechanisms to develop treatments for patients with hematologic diseases.

Our Strategy

Our mission is to significantly improve the lives of patients suffering from hematologic diseases by developing differentiated product candidates, including ones designed to target fundamental pathways associated with the formation and function of red blood cells. To achieve our mission, we are focused on the following key elements of our strategy:

•
Advance the clinical development of bitopertin for the treatment of patients with EPP and XLP and expand into other diseases characterized by dysregulation of the heme biosynthesis pathway. In multiple clinical trials conducted by Roche in other indications, bitopertin was observed to be a regulator of heme biosynthesis. We are initially developing bitopertin for the treatment of patients with EPP and XLP, which are part of a group of severe diseases, known as porphyrias, caused by defects in the heme biosynthesis pathway that cause an accumulation of toxic metabolites referred to as porphyrins. Based on the clinical data generated by Roche in multiple clinical trials in other indications and the compelling preclinical data we have generated, we believe bitopertin has the potential to be a disease-modifying treatment for these patients. In July 2022, we initiated BEACON, a Phase 2 open-label, parallel-dose clinical trial of bitopertin in EPP and XLP patients that is being conducted at sites in Australia. Interim data was presented in 2023. Separately, in July 2022, we received IND clearance from the FDA and in October 2022 initiated AURORA. AURORA is a Phase 2, randomized, double-blind, placebo-controlled clinical trial of bitopertin in EPP patients that is being conducted at sites in the United States. Topline data from AURORA is expected by March or April 2024. We also plan to explore the potential of bitopertin to treat other hematologic diseases, including DBA.
•
Advance the clinical development of DISC-0974 for the treatment of anemia associated with MF, CKD and other inflammatory diseases. We are initially developing our lead hepcidin-suppressing program, DISC-0974, for the treatment of anemia associated with MF and CKD. We have completed a Phase 1, placebo-controlled, single-ascending dose clinical trial of DISC-0974 in healthy volunteers. Data from the Phase 1 clinical trial showed an acceptable tolerability profile and evidence of target engagement and iron mobilization and augmented erythropoiesis. We initiated a Phase 1b/2 open-label clinical trial in patients with anemia of MF in June 2022 and initiated a separate Phase 1b/2 placebo controlled, single/multiple ascending dose clinical trial in patients with non-dialysis dependent CKD and anemia in February 2023. Interim data from these two trials was presented in December 2023. We also plan to further expand the development of DISC-0974 into anemias associated with other inflammatory diseases, such as inflammatory bowel disease.
•
Advance the clinical development of DISC-3405 for the treatment of PV and expand into other diseases associated with excess iron availability. The second program in our iron homeostasis portfolio is DISC-3405, which is designed to induce hepcidin production. We initiated a Phase 1 clinical trial in healthy volunteers in October 2023, which we plan to follow with a study in patients with PV. The inhibition of TMPRSS6 has been shown in non-clinical studies to increase hepcidin levels and restrict iron availability, and DISC-3405 demonstrated activity in disease models of PV and beta-thalassemia. In clinical trials conducted by third parties, iron restriction through a hepcidin mechanism resulted in disease control in patients with PV, which is our initial indication of focus for this program.
•
Continue to build our pipeline through internal research or business development. Though we have yet to generate complete clinical data for our product candidates, we believe that all of our current product candidates, if approved, could have pipeline-in-a-product potential, and for each product candidate, we plan to explore its potential across multiple hematologic diseases. In addition, we plan to leverage our expertise in hematology to further grow our pipeline through both internal discovery and development of new therapeutic candidates and in-licensing of external assets. This approach includes developing both next-generation programs to support our existing heme biosynthesis and iron homeostasis portfolios as well as molecules that target other pathways associated with red blood cells that may be of strategic and biological interest. For example, we are developing DISC-0998, a preclinical monoclonal antibody as a next generation product candidate against HJV, the same target as DISC-0974. We believe DISC-0998 has improved pharmacokinetic, or PK, and pharmacodynamic, or PD, properties that may benefit certain subsets of patients with anemia associated with inflammatory diseases.
•
Opportunistically evaluate strategic collaborations to maximize the value of our product candidates and preclinical programs. We have obtained exclusive, worldwide licenses for the development and commercialization of bitopertin, DISC-0974, and DISC-0998, and exclusive rights for DISC-3405 (formerly MWTX-003) and related antibodies in all territories outside of Greater China and Southeast Asia. As we advance the development of our product candidates and preclinical programs across multiple indications and continue to generate additional data, we intend to continuously evaluate our options for maximizing the value of our overall portfolio. For example, in certain geographies, we may opportunistically enter into strategic collaborations to accelerate the development and maximize the commercial potential of any or all of our product candidates or preclinical programs. For each product candidate, preclinical program, indication, and geographic region, our goal is to find the best path forward for the development of our product candidates and preclinical programs in order to treat patients in need of new therapies, while also maximizing value for our stockholders.

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

Genetic and Biochemical Basis for EPP and XLP: FECH and ALAS2 Mutations Increase PPIX Levels

EPP is a rare, inherited metabolic disease characterized by a deficiency of the FECH enzyme. FECH is responsible for the last step in heme biosynthesis and catalyzes the insertion of iron into PPIX to create the final heme moiety. In patients with EPP who have abnormally low levels of FECH, excessive amounts of PPIX accumulate in the bone marrow, blood plasma, and red blood cells. This accumulation of PPIX, which becomes highly reactive and toxic when exposed to light, causes the hallmark EPP symptom of photosensitivity, or skin hypersensitivity to sunlight and some types of artificial light, such as fluorescent lights. After exposure to light, the patient’s skin may initially become itchy and red, and then affected individuals often experience a severe burning sensation that may persist for days. PPIX also accumulates in the gallbladder and liver and causes complications in these organs for some patients. An estimated 25% of patients may develop gallstones that require surgical removal. Many patients live with subclinical liver damage, which progresses to overt liver failure and requires liver transplant in approximately 2% to 5% of patients. The onset of symptoms affecting the skin usually occurs in early childhood; however, in some cases, onset may not occur until adolescence or adulthood. EPP has been reported worldwide, with prevalence between 1 in 75,000 to 1 in 200,000, but a recent genetic study suggests that the genetic prevalence may be higher at approximately 1 in 17,000, and recent analyses we completed of medical claims data using the ICD-10 code for EPP suggests a prevalence ranging from 1 in 100,000 up to 1 in 24,000, depending on the definition used.

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

Bitopertin has been evaluated in an extensive clinical program focused on neurological disease conducted by Roche in over 4,000 individuals, which demonstrated the activity of bitopertin as a GlyT1 inhibitor and suppressor of heme biosynthesis. We have also conducted preclinical studies in cellular models of EPP and animal models of EPP and XLP, which showed that bitopertin significantly decreased PPIX by 45 and 73%, respectively, which is more than the threshold 30% reduction that has been associated with marked symptom improvement in the studies described above. In a separate study, we also demonstrated that bitopertin reduced liver fibrosis in an animal model of EPP. Based on the aggregate of these results, we have initiated a clinical program to study bitopertin in EPP and XLP. In July 2022, we initiated BEACON, a Phase 2 open-label, parallel-dose clinical trial of bitopertin in EPP and XLP patients that is being conducted at sites in Australia. Interim data from BEACON was presented in 2023 and showed dose dependent reductions in PPIX of approximately 40% across the 20 mg and 60 mg dose groups. This PPIX reduction was associated with increases in light tolerance, as measured by participant diary light exposure data, and improvements in quality of life, as assessed by patient reported outcomes. Separately, in July 2022, we received IND clearance from the FDA and initiated AURORA in October 2022. AURORA is a Phase 2, randomized, double-blind, placebo-controlled clinical trial of bitopertin in EPP patients that is being conducted at sites in the United States. Topline data from AURORA is expected by March or April 2024. We also plan to explore the potential of bitopertin to treat other hematologic diseases, and have entered into a collaborative research and development agreement with the NIH to initiate an NIH-sponsored clinical trial of bitopertin in DBA. The trial initiated in July 2023.

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

Bitopertin Inhibited Erythrocyte Glycine Uptake in Humans in a Dose-Dependent Manner

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

Clinical Development Plan

We believe that the findings from our preclinical studies and the clinical trials conducted by Roche demonstrate that bitopertin has the potential to act as a durable, and well-tolerated inhibitor of heme biosynthesis in humans. Importantly, we believe these studies support the potential for bitopertin to reduce PPIX to a degree that has, in third-party studies, been associated with marked symptom improvement in patients with EPP and XLP. Accordingly, we have initiated a clinical program to study bitopertin in EPP and XLP. In July 2022, we initiated BEACON, a Phase 2 open-label, parallel-dose clinical trial of bitopertin in EPP and XLP patients that is being conducted at sites in Australia. Interim data was presented in 2023 and additional data will be presented in 2024. Separately, in October 2022 we initiated AURORA, a Phase 2, randomized, double-blind, placebo-controlled clinical trial of bitopertin in EPP patients being conducted at sites in the United States. We filed an IND for this study with the FDA in April 2022 and were on clinical hold until the study design was finalized with the FDA. In July 2022, we received IND clearance from the FDA to initiate the study and the trial began in October 2022. Topline data from AURORA is expected March or April 2024. We also plan to explore the potential of bitopertin to treat other hematologic diseases, and have entered into a collaborative research and development agreement with the NIH to initiate an NIH-sponsored clinical trial of bitopertin in DBA. The FDA authorized the clinical trial to proceed and the trial began in July 2023.

Phase 2 Clinical Development Program in Patients with EPP and XLP

As part of our clinical development program, we have initiated a clinical development program that consists of two separate Phase 2 clinical trials of bitopertin in patients with EPP and XLP.

In July 2022, we initiated BEACON, a Phase 2 clinical trial of bitopertin in EPP and XLP patients that is being conducted at sites in Australia. The study is a randomized, open-label, parallel-dose clinical trial designed to evaluate the safety, tolerability, and efficacy of bitopertin. It was designed to enroll approximately 20 adult patients with EPP or XLP at sites in Australia, and in 2023, upon completion of enrollment for adults, the study was expanded to include adolescents. The study will primarily assess changes in levels of PPIX as well as the PK profile, safety and tolerability of bitopertin in EPP or XLP patients. It will also include measures of photosensitivity, daylight tolerance, pain and exploratory biomarkers of hepatobiliary disease. Patients will receive orally-administered bitopertin for 24 weeks at doses of either 20 mg once-daily or 60 mg once-daily. These dose levels have a well-understood profile and similar dosage strengths have been shown to provide substantial inhibition of erythroid glycine uptake in the clinical trials conducted by Roche. Upon completion of the 24-week treatment period, patients may enroll in an open label extension study. The trial design is summarized in the figure below.

BEACON Trial Design: Open-Label, Phase 2 Clinical Trial of Bitopertin in Patients with EPP or XLP (N ~ 20)

Interim data from BEACON were presented at the European Hematology Association annual meeting in June 2023 and at the American Society of Hematology annual meeting in December 2023. As of the December 2023 presentation (with a data cutoff of September 18, 2023 for PPIX data and October 20, 2023 for all other endpoints), all 22 adults planned for enrollment had completed at least 6 weeks on study, with 14 having completed 24 weeks of dosing. The average age of participants was 44 years, with 64% being female. Bitopertin significantly reduced whole blood metal-free PPIX by >40% in the overall study population, with greater reductions in the 60 mg group than the 20 mg group. Most of the PPIX reduction occurred in the first 6 weeks of treatment. Overall, there was a 92% reduction in the incidence of patient-reported full phototoxic reactions compared to baseline. The proportion of symptom-free days improved from 33% at baseline to 78% while taking bitopertin. Sunlight tolerance improved in a series of sunlight challenges that participants self-administered weekly, according to the protocol. People with EPP experience prodromes, or early warning symptoms, of an impending full phototoxic reaction. These prodromes are reversible when sunlight exposure is discontinued, and the time until a prodrome starts is an indicator of light tolerance. Combining data from all participants showed a >3-fold improvement in average time to prodrome, as compared to baseline (p<0.001). The proportion of participants who conducted a sunlight challenge that did not elicit a prodrome increased from 7% at baseline to 54% while taking bitopertin. Of the participants that completed the treatment period (n=14), nearly all participants who completed the quality of life responses (n=13) reported improvements in quality of life measures, with 12 of 13 reporting that their EPP was “much better” or “a little better”, 12 of 13 reporting that their EPP was “not at all” or “mild” in severity, and 11 of 13 reporting that EPP impacted their quality of life in the last 7 days “not at all” or “a little bit”. Safety analyses showed no serious adverse events, stable hemoglobin levels, and no anemia adverse events reported. There was one discontinuation due to a Grade 3 headache. Overall, 32% of participants reported dizziness, 23% lightheadedness, 18% headache, and 14% nausea.

Separately, in October 2022 we initiated AURORA, a Phase 2, randomized, double-blind, placebo-controlled, parallel dosing trial in 75 adult patients with EPP. We enrolled patients into a placebo group, a 20 mg/day dose group and a 60 mg/day dose group, with bitopertin delivered as tablets taken orally once per day for a period of 17 weeks. These dose levels have a well-understood profile and similar dosage strengths have been shown to provide substantial inhibition of erythroid glycine uptake based on the clinical trials conducted by Roche. This trial will include assessments of blood PPIX levels and patient photosensitivity. Additional study measures will include time to prodromal symptom, hepatobiliary markers, quality of life, safety and tolerability, among others. The FDA has previously approved afamelanotide for the treatment of photosensitivity in EPP patients on the basis of a clinical endpoint measuring a change in pain-free time spent in sunlight in treated patients, relative to patients treated with placebo. Topline data is expected by March or April 2024. The trial design is summarized in the figure below.

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

Bitopertin in Additional Indications: Diamond-Blackfan Anemia and Macrocytic Anemias

We believe that bitopertin may be therapeutically beneficial for the treatment of DBA and other anemias that are characterized as macrocytic anemias. DBA is a genetic condition marked by defective erythropoiesis that is usually caused by genetic mutations in genes coding for ribosomal proteins. Clinically, DBA is a lifelong anemia that presents in infancy and has a 25% mortality rate by age 50. Standard therapy includes chronic steroid treatment and/or regular blood transfusions, and hematopoietic stem cell transplantation is the only known cure for DBA. The ribosomal defects in patients with DBA are thought to cause a build-up of free heme in newly forming red blood cells, and this free heme exerts a toxic effect, resulting in poor red blood cell formation and anemia. Inhibitors of heme biosynthesis have shown marked effects in improving red blood cell production in third-party cellular and animal models of DBA. Accordingly, we anticipate that bitopertin may be able to provide relief from anemia and transfusion in patients with DBA by restricting the accumulation of toxic, free heme. Other anemias characterized by ribosomal defects exhibit a similar phenotype and are collectively referred to as macrocytic anemias. An example is the form of MDS characterized by a deletion in the 5q chromosomal locus, or Del(5q) MDS. Heme biosynthesis inhibitors have shown benefits on red blood cell formation in patient-derived cells from patients with Del(5q) MDS, and therefore we expect bitopertin may be therapeutically beneficial in these related conditions. We are continuing to explore the potential of bitopertin in these additional indications in preclinical studies. We have entered into a collaborative research and development agreement with the NIH to conduct an NIH-sponsored clinical trial of bitopertin in DBA. The FDA authorized the clinical trial to proceed and the trial began in July 2023.

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

Hepcidin Induction

We are also developing a portfolio of product candidates designed to increase hepcidin and decrease serum iron levels, an approach that has the potential to address a range of diseases where restricting iron would be beneficial, such as excessive red blood cell production in PV and diseases of iron overload. Our lead program, DISC-3405 is a monoclonal antibody designed to inhibit TMPRSS6, a serine protease that normally serves to limit hepcidin production. By inhibiting TMPRSS6, our compounds have the potential to increase production of hepcidin and, in turn, restrict iron availability. We selected this target based on the genetic confirmation of the effects of inhibiting TMPRSS6 in both animal knockout studies and in patients with iron-refractory iron deficiency anemia who lack fully functional genes encoding TMPRSS6. We in-licensed DISC-3405 from Mabwell and an IND for DISC-3405 has been accepted by the FDA. We initiated a Phase 1 clinical trial of DISC-3405 in healthy volunteers in October 2023.

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

Phase 1b / 2 Clinical Development Program in Anemia of Inflammation

Based on these findings, we initiated multiple Phase 1b/2 clinical trials of DISC-0974 in patients with anemia of different inflammatory diseases. This includes a Phase 1b/2 clinical trial of DISC-0974 in patients with anemia of MF, which was initiated in June 2022, and a separate Phase 1b/2 clinical trial of DISC-0974 in patients with non-dialysis dependent CKD, and anemia which was initiated in February 2023. We reported interim data from both of these studies in December 2023.

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
•
Phase 2 (Expansion Stage): Multiple, doses of DISC-0974 administered once-a-month at the dose level selected from the Phase 1b portion of the study to patients with anemia of MF who are transfusion dependent (TD) or non-transfusion dependent (NTD), generally defined according to the baseline transfusion burden in a 12-week period.

Phase 1b/2 Open-Label, Clinical Trial of DISC-0974 in Myelofibrosis Patients with Anemia

Interim data from this trial was presented at the American Society of Hematology annual meeting in December 2023. Data from 11 evaluable participants in the first 3 dose cohorts (14 mg, 28, 50 mg) were presented as of an October 20, 2023 data cutoff date. Four of 11 participants were taking concomitant JAK inhibitors, and two were transfusion dependent. Hepcidin data from the 14 mg (n=1) and 28 mg (n=7) groups showed a dose-dependent decrease in hepcidin, exceeding 75% reduction in the 28 mg group. The anticipated reciprocal increase in iron was observed in a dose-dependent manner as well, with sustained 75% increases in serum iron observed in the 28 mg group. Hemoglobin response data in a combined 28 mg (n=7) and 50 mg (n=2 [1 participant at 50 mg had follow up <4 weeks and was not included]) showed a 1.5 g/dL increase in four of seven participants, regardless of concomitant JAK inhibitor use. One of two transfusion dependent participants achieved transfusion independence, defined as no blood transfusion in 12 weeks. Safety analyses showed that DISC-0974 was generally well tolerated. There was one serious adverse event of hip pain, assessed as unrelated to DISC-0974. Grade 3 adverse events included anemia (n=3) and headache (n=1). One DISC-0974-related adverse event of diarrhea (Grade 2) was reported.

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

Phase 1b/2 Clinical Trial of DISC-0974 in NDD-CKD Patients with Anemia

Interim data from the initial 28 mg single dose cohort showed consistent suppression of hepcidin that led to iron increases that were comparable to iron increases observed in the 28 mg single dose cohort of the healthy volunteer DISC-0974 study. In the CKD population, DISC-0974 was generally well tolerated as of the October 20, 2023 data cutoff date; two subjects treated with DISC-0974 28 mg had a treatment emergent adverse event (33%) compared to two on placebo (100%); two treated subjects had serious adverse events deemed not related to DISC-0974 (atrial fibrillation and worsening of end stage renal disease).

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

DISC-0998 Dose Response PK / PD Study (NHP)

Our Hepcidin Induction Program

We are also focused on developing product candidates designed to increase hepcidin levels and decrease serum iron levels to address a range of diseases where restricting iron would be beneficial, such as erythrocytosis of PV and diseases of iron overload, including HH, beta-thalassemia, and MDS. Our lead hepcidin induction program, DISC-3405, is a Phase 1 ready monoclonal antibody that is designed to target TMPRSS6. TMPRSS6 proteolytically degrades HJV in liver cells, as shown below. Inhibitors of TMPRSS6 are expected to increase HJV levels and thereby increase the expression of hepcidin. By inhibiting TMPRSS6, our compounds are designed to increase hepcidin production and, in turn, restrict iron availability. We selected TMPRSS6 as our target because the effects of reducing TMPRSS6 levels have been genetically confirmed in both animal knockout studies and in patients with iron-refractory iron deficiency anemia who lack fully functional genes encoding TMPRSS6. An IND for DISC-3405 has been accepted by the FDA, and initiated a Phase 1 clinical trial in healthy volunteers in October 2023.

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

Our Solution: DISC-3405 (MWTX-003), an anti-TMPRSS6 monoclonal antibody

In January 2023, we in-licensed MWTX-003 and other related molecules from Mabwell. In the Disc compound catalog, MWTX-003 is named DISC-3405. DISC-3405 is a monoclonal antibody designed to inhibit TMPRSS6, a serine protease that degrades HJV, a receptor required for hepcidin expression. TMPRSS6 plays a critical and specific function in iron metabolism by limiting the production of hepcidin. By inhibiting TMPRSS6, DISC-3405 has been shown in preclinical studies to increase endogenous production of hepcidin and reduce serum iron levels. This mechanism has been validated by human genetics, where patients with mutations in TMPRSS6 develop elevated hepcidin levels and an iron restrictive phenotype. In addition, iron restriction has been recently validated as a potential approach to treat PV. In a Phase 2 clinical trial conducted by a third-party, a peptide hepcidin mimetic administered weekly by subcutaneous injection lowered iron availability and reduced hematocrit in patients with PV, resulting in a substantial reduction in requirements for phlebotomy and improvements in disease symptoms. We are initially focused on developing our anti-TMPRSS6 programs as a potential treatment for PV with plans to expand development to encompass diseases of iron overload and other conditions where restriction of iron would have therapeutic benefit.

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

Treatment with MWTX-003 resulted in deep and sustained suppression of serum iron levels in normal non-human primates

The potential efficacy of MWTX-003 was also assessed in HbbTh3/+ mice, an established, genetic rodent model of beta-thalassemia. In this study, mice with mutations in the Hbb gene leading to underproduction of beta-globin genes were treated with 10 mg/kg MWTX-003 once every 3 days for 4 weeks which resulted in recapitulated features of beta-thalassemia such as ineffective erythropoiesis, iron overload and enlarged spleens. Treated mice showed decreased serum iron levels and liver non-heme iron, reduced splenomegaly and improved ineffective erythropoiesis compared to control. Additionally, a study was conducted assessing the efficacy of MWTX-003 in PV using a Jak2V617F bone marrow transplantation mouse model. In these mice, treatment with MWTX-003 at 2-10 mg/kg every 4 days for 3 weeks led to significantly increased serum hepcidin with reduced hematocrit levels, red blood cell counts, and hemoglobin concentration that were comparable to that of wildtype control mice.

Next Steps

We believe our preclinical studies have demonstrated that DISC-3405 has the potential to increase hepcidin levels sufficiently to reduce iron availability in a variety of animal models. DISC-3405 received clearance of an IND from the FDA in November 2022. We initiated a Phase 1 clinical trial of DISC-3405 in healthy volunteers in October 2023.

Manufacturing

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We rely on, and expect to continue to rely on for the foreseeable future, third-party contract development and manufacturing organizations, or CDMOs, to produce our product candidates and preclinical materials, including bitopertin, DISC-0974, DISC-0998, DISC-3405 and any candidates arising from our research programs, for preclinical and clinical use. We plan to continue to rely on third-party CDMOs for any future trials as well as for the commercial manufacture of our product candidates and preclinical materials, if approved. In addition, we contract with additional CDMOs to package, label, and distribute drug product for preclinical and clinical use.

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

We face competition more specifically from companies that discover, develop, and market therapies for the treatment of hematologic diseases, including porphyrias and anemia associated with inflammatory diseases. There are many other companies, including large biotechnology and pharmaceutical companies, that have commercialized or are developing therapies for the same diseases that we are targeting with our product candidates. These companies include, but are not limited to, Agios Pharmaceuticals, Inc., Akebia Therapeutics, Inc., Amgen, Inc., Astellas Pharma, Inc., Bristol-Myers Squibb Company, FibroGen,

Inc., GlaxoSmithKline, plc, Incyte Corporation, Ionis Pharmaceuticals, Inc., Keros Therapeutics, Inc., Merck & Co., Inc., Otsuka Pharmaceutical Co., Ltd. and Vifor Pharma AG, among others.

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

Bitopertin is a selective inhibitor of GlyT1 that we are developing to treat porphyrias and hematologic diseases. GlyT1 inhibition has been pursued in the past as an approach to treat schizophrenia. We are aware that Boehringer Ingelheim is conducting a Phase 3 clinical study of BI 425809 (iclepertin), a GlyT1 inhibitor, for the improvement of cognition in patients with schizophrenia. Other companies have also had research programs designed to inhibit GlyT1 as a treatment for schizophrenia, but to our knowledge, all of these have been discontinued at various stages of development. These include PF-03463275 (Pfizer Inc.), LY2365109 (Eli Lilly and Company), ORG25935 (Organon & Co.), ALX5407 (NPS Pharmaceuticals, Inc., now Shire plc), ASP2535 (Astellas Pharma Inc.) and others. We believe bitopertin has an optimal profile for development as a potential treatment for EP. However, we recognize that other companies may choose to develop a novel GlyT1 inhibitor or repurpose an existing one; if successfully developed as a treatment for EP, such a program would be a potential competitor to bitopertin. Additionally, BridgeBio Pharma, Inc. is developing an ABCG2 inhibitor for EPP.

We are also developing DISC-0974, our lead program in our hepcidin suppression portfolio, for the treatment of anemia caused by inflammatory diseases, including MF and CKD. For the treatment of anemia of MF, there are no approved therapies, but several classes of drugs are used off-label, including ESAs, such as Procrit (Janssen Pharmaceuticals, Inc.), Epogen and Aranesp (Amgen, Inc.), and Mircera (Roche), corticosteroids, and androgenic hormones, such as danazol. There are also multiple classes of drugs in development for the treatment of anemia. For example, multiple erythroid maturation agents are in development, such as luspatercept, which is in a myelofibrosis Phase 3 trial by Bristol-Myers Squibb, and KER-050, which is in a Phase 2 trial by Keros, Inc. In addition, multiple ALK2 inhibitors, which work by a hepcidin-lowering mechanism similar to, but less specific than that of DISC-0974, are in Phase 1/2 development, including INCB00928 (zilurgisertib) by Incyte Corporation. Sierra Oncology, Inc. (recently acquired by GlaxoSmithKline) is developing a JAK2 kinase inhibitor, momelotinib, which was approved by the FDA to treat myelofibrosis with anemia.

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

We are developing DISC-3405, an anti-TMPRSS6 monoclonal antibody designed to induce hepcidin production and restrict serum iron levels. There are several therapies in development that are also designed to increase hepcidin production or mimic hepcidin activity, such as hepcidin mimetics, TMPRSS6 inhibitors, and ferroportin inhibitors. These are in various stages of development by companies, including Regeneron, Silence Therapeutics plc, Ionis Pharmaceuticals, Inc., Rallybio, Protagonist Therapeutics, Inc., and CSL Vifor, among others. We may also face competition from therapies that are currently marketed or in development that affect pathways unrelated to hepcidin, including growth and differentiation factor-based therapies, cytoreductive therapies, and chemotherapeutic agents, among others.

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

The Mabwell Agreement requires us to pay Mabwell an upfront payment of $10.0 million dollars, and certain development and regulatory milestone payments for the licensed antibody products, for up to three indications, up to a maximum aggregate amount of $127.5 million dollars, as well as certain commercial milestone payments for certain licensed antibody product net sales achievements, up to a maximum aggregate amount of $275 million dollars. In October 2023, the first patient was dosed in the Phase 1 clinical trial of polycythemia vera for DISC-3405, resulting in a milestone payment of $5.0 million due to Mabwell. We are further obligated to pay a tiered percentage of revenue that we receive from our sublicensees (excluding revenue that is attributable to net sales on which royalty payments are due), ranging from a low third decile percentage if the sublicense is granted prior to the initiation of a phase 1 clinical trial of the licensed antibody product, to a low first decile percentage if the sublicense is granted after regulatory approval of the licensed antibody product. No sublicense revenue is due if the sublicense is granted after the first commercial sale of the licensed antibody product.

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

Patent Portfolio

Our patent portfolio includes patents and patent applications in the United States and selected jurisdictions outside of the United States. As of February 29, 2024, our patent portfolio in total consisted of 15 issued U.S. patents and 211 issued patents in foreign jurisdictions (e.g., Australia, China, United Kingdom, Germany, Mexico, Japan, and others), five PCT applications, 107 pending non-provisional applications (U.S., EP and other jurisdictions), and eight pending U.S. provisional applications, which include claims directed to compositions and methods of use.

The patent portfolio includes patents and applications with claims related to the following programs:

Heme Biosynthesis Modulation Portfolio - GlyT1 Inhibition - Bitopertin

With regard to our heme biosynthesis modulation program, we own eleven pending patent families directed to GlyT1 inhibitors (e.g., bitopertin) and various methods of treatment and use claims related, but not limited to EPP, XLP, CEP, DBA, PV, and hepatic porphyrias. Patents and pending applications directed to GlyT1 inhibitors (e.g., bitopertin) and methods of making and using them are expected to expire between 2041 and 2044, without accounting for any potential terminal disclaimers, available patent term adjustments or extensions. In particular, our first and second families are directed to methods of treating EPP, XLP, and CEP with bitopertin and related compounds, and solid forms of bitopertin, and these families, upon grant, will have a twenty-year statutory expiration date of 2041 and 2042, respectively. The first family has entered the national phase in the U.S. Australia,

Canada, China, Europe, Hong Kong, Japan, and Korea. One U.S patent has granted from the first patent family and is directed to methods of treating EPP or XLP with bitopertin. This patent is expected to expire in 2041, without accounting for any potential terminal disclaimers, available patent term adjustments or extensions. The second family has entered the national phase in the U.S., Australia, Canada, China, Europe, and Japan. Our third family is directed to methods of treating polycythemias, including PV, with bitopertin and related compounds, and this family, upon grant, will have a twenty-year statutory expiration date of 2042, without accounting for any potential terminal disclaimers, available patent term adjustments or extensions. The third patent family has entered the national phase in the U.S. Australia, Brazil, Canada, China, Europe, Israel, Japan, Korea, and Mexico. Our fourth family is directed to methods of treating anemia associated with a ribosomal disorder (e.g., DBA) with bitopertin and related compounds, and this family, upon grant, will have a twenty-year statutory expiration date of 2042, without accounting for any potential terminal disclaimers, available patent term adjustments or extensions. The fourth patent family has entered the national phase in the U.S. Australia, Brazil, Canada, China, Europe, Israel, Japan, Korea, and Mexico. Our fifth family is directed to methods of treating hepatic porphyrias with bitopertin and related compounds, and this family, upon grant, will have a twenty-year statutory expiration date of 2043, without accounting for any potential terminal disclaimers, available patent term adjustments or extensions. The fifth family is a pending PCT application. Our sixth family is directed to methods of treating EPP, XLP, and CEP with additional GlyT1 inhibitors, and this family, upon grant, will have a twenty-year statutory expiration date of 2042, without accounting for any potential terminal disclaimers, available patent term adjustments or extensions. The sixth patent family has entered the national phase in the U.S. Australia, Canada, China, Europe, Japan. Our remaining five patent families are all U.S. provisional applications directed to GlyT1 inhibitors (e.g., bitopertin) and methods of treating various disorders and conditions. These provisional patent families, upon grant, will have a twenty-year statutory expiration date of 2044. We have also in-licensed multiple patent families from F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. comprising eight issued U.S. patents and additional granted patents in the following jurisdictions: Algeria, Australia, Austria, Belarus, Belgium, Brazil, Bulgaria, Canada, Chile, China, Colombia, Costa Rica, Croatia, Cyprus, Czech Republic, Denmark, Ecuador, Egypt, Estonia, Eurasian Patent Convention, European Patent Convention, Finland, France, Germany, Great Britain, Greece, Gulf Cooperation Council, Hong Kong, Hungary, India, Indonesia, Ireland, Israel, Italy, Japan, Kazakhstan, Kosovo, Latvia, Lithuania, Luxembourg, Malaysia, Malta, Mexico, Monaco, Montenegro, Morocco, Netherlands, New Zealand, Norway, Philippines, Poland, Portugal, Republic of Korea, Republic of Serbia, Romania, Russian Federation, Singapore, Slovak Republic, Slovenia, South Africa, Spain, Sweden, Switzerland, Taiwan, Thailand, Turkey, Ukraine, and Vietnam. Patents and pending applications directed to bitopertin, synthetic intermediates, synthetic methods, synthetic processes of making bitopertin, treatment of hematologic disorders characterized by elevated cellular hemoglobin, and crystalline forms of bitopertin are expected to expire between 2024 and 2035, without accounting for any potential terminal disclaimers, available patent term adjustments or extensions. In particular, the first family is directed to composition of matter of bitopertin and processes of preparation, and this family has a twenty-year statutory expiration date of 2024. This family has issued patents in the U.S. and the following jurisdictions: Algeria, Australia, Austria, Belarus, Belgium, Brazil, Bulgaria, Canada, Chile, China, Colombia, Costa Rica, Croatia, Cyprus, Czech Republic, Denmark, Ecuador, Egypt, Estonia, Eurasian Patent Convention, European Patent Convention, Finland, France, Germany, Great Britain, Greece, Gulf Cooperation Council, Hong Kong, Hungary, India, Indonesia, Ireland, Israel, Italy, Japan, Kazakhstan, Kosovo, Latvia, Lithuania, Luxembourg, Malaysia, Mexico, Monaco, Montenegro, Morocco, Netherlands, New Zealand, Norway, Philippines, Poland, Portugal, Republic of Korea, Republic of Serbia, Romania, Russian Federation, Singapore, Slovak Republic, Slovenia, South Africa, Spain, Sweden, Switzerland, Taiwan, Thailand, Turkey, Ukraine, and Vietnam. The second family is directed to processes of preparation of bitopertin, and this family has a twenty-year statutory expiration date of 2028. This family has issued patents in the U.S. and the following jurisdictions: Australia, Austria, Belgium, Brazil, Canada, China, European Patent Convention, Finland, France, Germany, Great Britain, Hungary, Ireland, Israel, Italy, Japan, Mexico, Netherlands, Republic of Korea, Spain, Sweden, and Switzerland. The third and fourth families are directed to synthetic processes for synthetic intermediates, and these families have twenty-year statutory expiration dates of 2026 and 2027, respectively. These families each have issued patents in the U.S. and the following jurisdictions: China, European Patent Convention, France, Germany, Great Britain, Japan, and Switzerland. The fifth family is directed to methods of treating hematological disorders characterized by elevated cellular hemoglobin levels with bitopertin, and this family has a twenty-year statutory expiration date of 2035. This family has issued patents in the U.S. and the following jurisdictions: Algeria, China, Croatia, Cyprus, European Patent Convention, France, Germany, Great Britain, Greece, Hong Kong, Indonesia, Italy, Japan, Malaysia, Morocco, Philippines, Portugal, Republic of Korea, Republic of Serbia, Slovenia, South Africa, Spain, Switzerland, and Turkey. The sixth family is directed composition of matter of additional GlyT1 inhibitors, and this family has a twenty-year statutory expiration date of 2026. This family has issued patents in the U.S. and the following jurisdictions: China, European Patent Convention, France, Germany, Great Britain, Hong Kong, Japan, and Switzerland. The seventh family is directed to crystalline forms of bitopertin, and this family has a twenty-year statutory expiration date of 2027. This family has issued patents in the following jurisdictions: Australia, Austria, Belgium, Brazil, Bulgaria, Chile, Croatia, Cyprus, Czech Republic, Denmark, Estonia, European Patent Convention, Finland, France, Germany, Great Britain, Greece, Gulf Cooperation Council, Hungary, Indonesia, Ireland, Italy, Japan, Latvia, Lithuania, Luxembourg, Malaysia, Malta, Mexico, Monaco, Morocco, Netherlands, New Zealand, Norway, Philippines, Poland, Portugal, Republic of Korea, Republic of Serbia, Romania, Russian Federation, Singapore, Slovak Republic, Slovenia, South Africa, Spain, Sweden, Switzerland, Taiwan, Turkey, Ukraine, and Vietnam.

Several of the indications that we expect to pursue with bitopertin, including EPP, XLP and DBA, are rare diseases. We have received orphan drug designation from the FDA for bitopertin for the treatment of EPP and the European Committee for

Orphan Medical Products adopted a positive opinion on Orphan Designation for bitopertin for treatment of EPP. We expect to file for an orphan drug designation for other indications in the United States and other relevant jurisdictions. If successful, orphan drug designation may provide a form of exclusivity for a period of years, described in greater detail below. See “Our Business-Governmental Regulation-Orphan Drug Designation and Exclusivity.”

Iron Homeostasis Portfolio – Hepcidin Suppression – DISC-0974 and DISC-0998

With regard to our iron homeostasis portfolio, including our DISC-0974 and DISC-0998 programs, we own seven patent families, including one PCT patent application that has entered the national phase in Australia, Canada, China, Europe, Hong Kong, Israel, Japan, Korea, and United States, one PCT patent application that has entered the national phase in Europe, and United States, one PCT patent application that has entered the national phase in Australia, Canada, China, Europe, Hong Kong, Israel, Japan, Korea, and United States, one PCT patent application that has entered the national phase in Australia, Brazil, Canada, China, Europe, Hong Kong, Israel, India, Japan, Korea, Mexico, New Zealand, Singapore, and United States, two pending PCT patent applications, and one pending U.S. provisional application containing composition of matter, method of treatment and use claims related to our initial indications, anemia of myelofibrosis and chronic kidney disease as well as other indications, e.g., anemia of inflammatory bowel disease and other anemias of chronic disease involving iron restriction from elevated hepcidin. Patents issuing from these PCT applications are expected to expire between, 2040 and 2044 without accounting for any potential terminal disclaimers, available patent term adjustments or extensions. Further, several of the above owned patent applications within our iron homeostasis portfolio are Joint Patents according to the AbbVie Agreement, whereby we own the patent applications and any patents granted thereon jointly with AbbVie, and we hold an exclusive license to AbbVie’s interest in the patent applications and any patents granted thereon pursuant to the AbbVie Agreement.

We also in-license a patent family from AbbVie comprised of two issued U.S. patents that are expected to expire in 2032 and 2035, and issued patents in Australia, Canada, Brazil, China, the United Kingdom, Germany, Mexico, and Japan that are each expected to expire in 2032. These in-licensed patents include composition of matter claims, as well as method of treatment and use claims related to diseases of iron metabolism, such as anemia of chronic disease, iron-refractory iron-deficiency anemia, and anemia of chronic kidney disease. This in-licensed patent family also includes eight pending non-provisional applications in the United States, Australia, Brazil, Canada, China, Europe, Japan, and Mexico. Any patents that issue on these pending non-provisional applications are likewise expected to expire in 2032, without accounting for any potential terminal disclaimers, available patent term adjustments or extensions.

Iron Homeostasis Portfolio – Hepcidin Induction – MWTX-001, MWTX-002, and DISC-3405 (formerly MWTX-003)

With regard to our TMPRSS6 inhibitor program, we in-license a patent family from Mabwell comprised of eight pending non-provisional applications in Australia, Canada, Europe, India, Japan, Korea, and United States, one pending PCT application, and one pending U.S. provisional application. These in-licensed patent applications include composition of matter claims to antibodies designed to inhibit TMPRSS6, including MWTX-001, MWTX-002, and DISC-3405, as well as method of treatment and use claims related to diseases of iron metabolism (e.g., PV). One U.S patent has granted from the in-licensed patent family and is directed to the DISC-3405 TMPRSS antibody. This patent is expected to expire in 2041, without accounting for any potential terminal disclaimers, available patent term adjustments or extensions. We also own one provisional patent application directed to methods of treatment claims related to diseases of iron metabolism. This application, upon grant, will have a twenty-year statutory expiration date of 2044, without accounting for any potential terminal disclaimers, available patent term adjustments or extensions.

We also own a patent family comprising seven pending non-provisional applications in U.S., Europe, Japan, Australia, Canada, China, and India and a second patent family comprising one pending PCT international application and one non-provisional application in the U.S. directed to compounds that inhibit TMPRSS6 and methods of using the same. Any patents that issue on the non-provisional applications in the first family are expected to expire in 2039, without accounting for any potential terminal disclaimers, available patent term adjustments or extensions. Any patent that issue on applications claiming priority to the PCT application or patents that issue from the non-provisional application in the second family are expected to expire in 2041, without accounting for any potential terminal disclaimers, available patent term adjustments or extensions.

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

In the United States, the FDA regulates drug products under the Federal Food, Drug, and Cosmetic Act, or FD&C Act, and biologics under the FD&C Act and the Public Health Service Act, or PHSA, as amended, and their implementing regulations. Both drugs and biologics are also subject to other federal, state and local statutes and regulations. We believe that bitopertin, which is a small molecule, will be regulated by the FDA as a drug product, and DISC-0974, DISC-0998 and DISC-3405, which are monoclonal antibodies, will be regulated by FDA as biologic products. If we fail to comply with applicable FDA or other requirements at any time with respect to product development, clinical testing, approval or any other regulatory requirements relating to product manufacture, processing, handling, storage, quality control, safety, marketing, advertising, promotion, packaging, labeling, export, import, distribution, or sale, we may become subject to administrative or judicial sanctions or other legal consequences. These sanctions or consequences could include, among other things, the FDA’s refusal to approve pending applications, issuance of clinical holds for ongoing studies, suspension or revocation of approved applications, warning or untitled letters, product withdrawals or recalls, product seizures, relabeling or repackaging, total or partial suspensions of manufacturing or distribution, injunctions, fines, civil penalties or criminal prosecution.

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

A product can also obtain pediatric market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods for biologics and drugs and patent terms for drugs. This six-month exclusivity, which runs from the end of other exclusivity protection for biologics and drugs or patent term for drugs, may be granted based on the voluntary completion of a pediatric study in accordance with an FDA-issued “Written Request” for such a study.

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

Affordable Care Act and Legislative Reform Measures

Payors, whether domestic or foreign, or governmental or private, are developing increasingly sophisticated methods of controlling healthcare costs and those methods are not always specifically adapted for new technologies such as gene therapy and therapies addressing rare diseases such as those we are developing. In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our products profitably. In particular, in 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the ACA, was enacted, which, among other things, subjected biologic products to potential competition by lower-cost biosimilars; increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program; extended the Medicaid Drug Rebate program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations; subjected manufacturers to new annual fees and taxes for certain branded prescription drugs; created a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; and provided incentives to programs that increase the federal government’s comparative effectiveness research.

Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA. On June 17, 2021, for example, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. In addition, President Biden has issued multiple executive orders that have sought to reduce prescription drug costs. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs. It is unclear how other healthcare reform measures of the Biden administrations or other efforts, if any, to challenge repeal or replace the ACA, will impact our business.

Other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. For example, the U.S. American Rescue Plan Act of 2021 eliminated the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, effective January 1, 2024. Due to the Statutory Pay-As-You-Go Act of 2010, estimated budget deficit increases resulting from the American Rescue Plan Act of 2021, and subsequent legislation, Medicare payments to providers will be further reduced starting in 2025 absent further legislation. Further, the U.S. Budget Control Act of 2011, included aggregate reductions of Medicare payments to providers of 2% per fiscal year that will remain in effect through 2031. The U.S. American Taxpayer Relief Act of 2012 further reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws and regulations may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

Further, the Right to Try Act (2018) provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a pharmaceutical manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.

The Inflation Reduction Act of 2022, or the IRA, includes several provisions that will impact our business to varying degrees, depending on how various aspects of the IRA are implemented. Provisions that may impact our business include a $2,000 out-of-pocket cap for Medicare Part D beneficiaries, the imposition of new manufacturer financial liability on most drugs in Medicare Part D, permitting the U.S. government to negotiate Medicare Part B and Part D pricing for certain high-cost drugs and biologics without generic or biosimilar competition, requiring companies to pay rebates to Medicare for drug prices that increase faster than inflation, and delay until January 1, 2032 the implementation of the HHS rebate rule that would have limited the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one orphan designation and for which the only approved indication is for that disease or condition. If a product receives multiple orphan designations or has multiple approved indications, it may not qualify for the orphan drug exemption. The effect of IRA on our business and the healthcare industry in general is not yet known.

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

Employees and Human Capital Resources

As of February 29, 2024, we had 74 full-time employees, including 31 who hold Ph.D. or M.D. degrees, and no part-time employees. Of the full-time employees, 54 employees are engaged in research and development and 20 employees are engaged in management or general and administrative activities. None of our employees are subject to a collective bargaining agreement or represented by a trade or labor union. We consider our relationship with our employees to be good.

Our human capital objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards and cash-based performance bonus awards.

Facilities

Our principal office is located at 321 Arsenal Street, Suite 101, Watertown, MA 02472, where we lease and sublease a total of approximately 16,847 square feet of office space. The lease and sublease terms will end in November 2026. We believe that these facilities will be adequate for our near-term needs. If required, we believe that suitable additional or substitute space will be available in the future on commercially reasonable terms to accommodate any such expansion of our operations.

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

Our net losses were $76.4 million and $46.8 million for the twelve months ended December 31, 2023 and 2022, respectively. We had an accumulated deficit of $188.6 million as of December 31, 2023. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect our research and development expenses to increase significantly in connection with the commencement and continuation of clinical trials of our product candidates. In addition, if we obtain regulatory approval for our product candidates, we will incur significant sales, marketing and manufacturing expenses. We also will continue to incur additional costs associated with operating as a public company and expect to continue to incur significant and increasing operating losses over the next several years and for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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
•
the changing and volatile U.S. and global economic environments, including as a result of public health crises; and
•
future accounting pronouncements or changes in our accounting policies.

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
•
obtaining and maintaining third-party insurance coverage and adequate reimbursement for any approved products; and
•
the potential additional expenses attributable to adjusting our development plans (including any supply related matters) to any public health crises.

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

We have completed one Phase 1 clinical trial and have not yet demonstrated our continued ability to successfully complete clinical trials, including large-scale, pivotal clinical trials, obtain regulatory approvals, manufacture a commercial scale product or arrange for a third party to do so on our behalf or conduct sales and marketing activities necessary for successful commercialization. Our programs are still in preclinical and early clinical development. Our clinical programs may not advance to the next stage of clinical development, and our preclinical programs may never advance to clinical development or through clinical development, as applicable. We currently only have three product candidates in clinical development. In July 2022, we initiated BEACON, a Phase 2 open-label, parallel-dose clinical trial of bitopertin in EPP and XLP patients that is being conducted at sites in Australia. Separately, in October 2022, we initiated AURORA, a Phase 2, randomized, double-blind, placebo-controlled clinical trial of bitopertin in EPP patients that is being conducted at sites in the United States. We completed our Phase 1 clinical trial of DISC-0974 in healthy volunteers. We initiated a Phase 1b/2 clinical trial of DISC-0974 in June 2022 in patients with anemia of MF, and initiated a separate Phase 1b/2 clinical trial in February 2023 in patients with non-dialysis dependent CKD and anemia. We initiated a Phase 1 clinical trial of DISC-3405 in healthy volunteers in October 2023. We may not initiate any clinical trial of our product candidates until we have submitted an IND to the FDA or comparable submissions with equivalent regulatory authorities and received regulatory clearance. We may not be able to submit INDs or other regulatory filings for bitopertin or any of our other product candidates on the timelines we expect, if at all. For example, we may experience manufacturing delays or other delays with IND-enabling studies. Moreover, we cannot be sure that submission of regulatory filings with the FDA or other regulatory authorities will result in such regulatory authorities allowing clinical trials to begin on a timely basis or at all, or that, once begun, such trials will be completed on schedule, if at all, or that issues will not arise that require us to revise, postpone, suspend or terminate our clinical trials. For example, we filed an IND in April 2022 with the FDA to initiate the AURORA Phase 2 trial of bitopertin in EPP patients, but the FDA initially placed the initiation of this trial on clinical hold; we received clearance to initiate the study in July 2022 after the study design was finalized with the FDA, and we initiated the study in October 2022. Commencing any of our clinical trials is subject to finalizing the trial design based on discussions with the FDA and other regulatory authorities. Any guidance we receive from the FDA or other regulatory authorities is subject to change. These regulatory authorities could change their position, including on the acceptability of our trial designs or the clinical endpoints selected, which may require us to complete additional clinical trials or result in the composition of stricter approval conditions than currently expected. For a further example, we relied on the data package generated by F. Hoffmann-La Roche Ltd. and

Hoffmann-La Roche Inc., or collectively, Roche, to support our IND submission for bitopertin to initiate our AURORA Phase 2 clinical trial in patients with EPP, as well as our submission of an application with the Australian Therapeutic Goods Administration, or TGA, for our BEACON Phase 2 clinical trial in patients with EPP or XLP, and it is possible that the FDA or TGA, as applicable, may require us to conduct additional preclinical studies to support a future marketing application of bitopertin. Successful completion of our clinical trials is a prerequisite to submitting an NDA or a BLA to the FDA, a Marketing Authorisation Application, or MAA, to the European Medicines Agency, or EMA, or other marketing applications to regulatory authorities in other jurisdictions, for each product candidate and, consequently, the regulatory approval of each product candidate.

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

In May 2021, we entered into a license agreement with Roche, or the Roche Agreement, pursuant to which, among other things, Roche granted us an exclusive and sublicensable (subject to Roche’s consent, except with respect to affiliates) worldwide license under certain of Roche’s patent rights and know-how to develop and commercialize bitopertin. Although bitopertin was originally evaluated by Roche in over 4,000 individuals, Roche did not evaluate bitopertin in EPP or XLP, so the safety data generated from Roche’s clinical trials of bitopertin may not be predictive or indicative of the results of our clinical trials. Regulatory authorities may also raise questions regarding the transition in the future from Roche-manufactured drug substance to drug substance manufactured by us or another party, and we may be required to conduct comparability assessments, which could result in delays in development and additional costs. We may face similar challenges with respect to our other product candidates, for which preclinical results may not be indicative or predictive of future clinical trial results.

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

From time to time, we may publicly disclose interim, top-line, initial or preliminary data from our clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data. For example, we announced top-line results from the Phase 1 DISC-0974 clinical trial in June 2022 and initial data from our Phase 2 BEACON clinical trial of bitopertin in June 2023. We also announced updated data from our Phase 2 BEACON clinical trial of bitopertin and initial data from our Phase 1b/2 DISC-0974 trials in patients with anemia of MF and patients with anemia and NDD-CKD in December 2023. We also may make assumptions, estimations, calculations and conclusions as part of our analyses of data, and may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the interim, top-line, initial or preliminary results that we report may differ from future results of the same trials, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Interim, top-line, initial and preliminary data from clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Interim, top-line, initial and preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the interim, top-line, initial or preliminary data we previously published. As a result, interim, top-line, initial and preliminary data should be viewed with caution until the final data are available. Adverse differences between interim, top-line, initial or preliminary data and final data could significantly harm our business prospects and may cause the price of our common stock to fluctuate or decline.

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
•
reporting of the preliminary results of any of our clinical trials; and
•
factors we may not be able to control, including the impacts of any public health crises, that may limit patients, principal investigators or staff or clinical site availability.

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

Any results from early preclinical studies and clinical trials of bitopertin, DISC-0974, DISC-0998, DISC-3405 or our other product candidates or programs may not necessarily be predictive of the results from later preclinical studies and clinical trials. For example, DISC-0974 has undergone testing in healthy volunteers, a Phase 1b/2 clinical trial in patients with anemia of MF was initiated in June 2022 and a separate Phase 1b/2 clinical trial in patients with non-dialysis dependent CKD and anemia was initiated in February 2023. However, there can be no assurance that DISC-0974 will achieve the desired effects in these indications. Additionally, we initiated a Phase 1 clinical trial of DISC-3405 in healthy adult volunteers in October 2023, which may not be indicative or predictive of future clinical trial results. Similarly, even if we are able to complete our planned preclinical studies and clinical trials of our product candidates according to our current development timeline, the results from such preclinical studies and clinical trials of our product candidates may not be replicated in subsequent preclinical studies or clinical trial results.

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

A public health crisis, pandemic, epidemic, or outbreak of an infectious or highly contagious disease, may materially and adversely affect our business and financial results and could cause a disruption to the development of our product candidates.

Public health crises such as pandemics or similar outbreaks could adversely impact our business. The extent to which an outbreak of highly infectious or contagious diseases impacts our operations or those of our third-party partners, including our preclinical studies or clinical trial operations, will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the outbreak, actions taken to contain the outbreak or mitigate its impact, and the direct and indirect economic effects of the outbreak and containment measures, among others.

In addition, the patient populations that our product candidates target may be particularly susceptible to highly infectious or contagious diseases, which may make it more difficult for us to identify patients able to enroll in our current and future clinical trials and may impact the ability of enrolled patients to complete any such trials.

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

The incidence and prevalence for the target patient populations of our programs and product candidates have not been established with precision. Our lead heme biosynthesis modulation product candidate, bitopertin, is an oral, selective inhibitor of GlyT1. We are initially focused on developing bitopertin for the treatment of EPP and XLP, which are both diseases marked by severe photosensitivity and damage to the hepatobiliary system caused by the accumulation of PPIX. In July 2022, we initiated BEACON, a Phase 2 open-label, parallel-dose clinical trial of bitopertin in EPP and XLP patients that is being conducted at sites in Australia. Separately, in October 2022, we initiated AURORA, a Phase 2, randomized, double-blind, placebo-controlled clinical trial of bitopertin in EPP patients that is being conducted at sites in the United States. We initiated a Phase 1b/2 clinical trial of DISC-0974 in June 2022 in the United States in patients with anemia of MF, initiated a separate Phase 1b/2 clinical trial in the February 2023 in patients with non-dialysis dependent CKD and anemia, and initiated a Phase 1 clinical trial of DISC-3405 in healthy adult volunteers in October 2023. We are initially focused on developing DISC-3405 for the treatment of PV. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our programs and product candidates, are based on our estimates.

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

Although we designed our ongoing Phase 1b/2 clinical trials of DISC-0974, ongoing Phase 2 clinical trials of bitopertin, and ongoing Phase 1 clinical trial of DISC-3405, and intend to design the future clinical trials for our product candidates, these trials are or will be conducted by CROs and we expect CROs will conduct all of our future clinical trials. As a result, many important aspects of our development programs, including their conduct and timing, are outside of our direct control. Our reliance on third parties to conduct future clinical trials also results in less direct control over the management of data developed through clinical trials than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may:

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

Any performance failure on the part of our existing or future manufacturers could delay clinical development or regulatory approval. If our current CDMOs cannot perform as agreed, we may be required to replace such CDMOs. In addition, there has been increased governmental focus in the U.S. on contracting with Chinese companies for the development or manufacturing of pharmaceutical products. Efforts to discourage such contracting have included U.S. legislative proposals and a recent call from certain U.S. legislators to add WuXi AppTec Co., Ltd., WuXi’s parent company, and the affiliated WuXi Biologics to the Department of Defense’s Chinese Military Companies List (1260H list), the Department of Commerce’s Bureau of Industry and Security Entity List, and the Department of Treasury’s Non-SDN Chinese Military-Industrial Complex Companies List. While the Biden administration has yet to take action on this letter, adding either or both previously mentioned WuXi entities on any or all of the aforementioned lists or other geopolitical tensions with China could lead to material supply chain disruptions or delays for our biologic drug candidates manufactured by WuXi Biologics. We may incur added costs and delays in identifying and qualifying any replacement CDMOs.

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

We have received orphan drug designation from the FDA for bitopertin for the treatment of EPP and for DISC-3405 for the treatment of PV. As part of our business strategy, we may seek orphan drug designation for certain of our product candidates and indications, as appropriate. Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug or biologic as an orphan drug if it is a product intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States, or a patient population of 200,000 or more in the United States where there is no reasonable expectation that the cost of developing the product will be recovered from sales in the United States. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers.

Similarly, in the European Union, the European Commission, upon the recommendation of the EMA’s Committee for Orphan Medicinal Products, grants orphan designation in respect of products that are intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions affecting no more than 5 in 10,000 persons in the European Union. Additionally, designation may be granted for products intended for the diagnosis, prevention, or treatment of a life-threatening, seriously debilitating or serious and chronic condition when, without incentives, it is unlikely that sales of the product in the European Union would generate sufficient return to justify the necessary investment in developing the product. In each case, there must be no satisfactory method of diagnosis, prevention, or treatment of the applicable condition which is authorized for marketing in the European Union (or, if such a method exists, the applicable product would be of significant benefit to those affected by the condition). In the European Union, orphan designation entitles a party to financial incentives such as reduction of fees or fee waivers. The European Committee for Orphan Medical Products adopted a positive opinion on Orphan Designation for bitopertin for treatment of EPP.

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

We were granted fast track designation by the FDA for DISC-3405 for the treatment of PV in September 2023 and for DISC-0974 for the treatment of anemia in non-dialysis dependent chronic kidney disease in February 2024, and we may seek fast track designation for certain of our product candidates. If a drug or biologic is intended for the treatment of a serious or life-threatening condition and the drug or biologic demonstrates the potential to address unmet medical needs for this condition, the sponsor may apply for fast track designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular product candidate is eligible for this designation, the FDA may disagree and instead decide not to grant it. Even if we do receive fast track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw fast track designation if it believes that the designation no longer meets the conditions for such designation. Fast track designation alone does not guarantee qualification for the FDA’s priority review procedures.

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

The U.S. and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the U.S. and global healthcare systems that could prevent or delay regulatory approval of our current or future product candidates or any future product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell a product for which we obtain regulatory approval. Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements, (ii) additions or modifications to product labeling, (iii) the recall or discontinuation of our products or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business. In the U.S., there have been and continue to be, on-going legislative initiatives to contain healthcare costs. For example, in March 2010, the Patient Protection and Affordable Care Act, or the ACA, was passed, as amended by the Health Care and Education Reconciliation Act of 2010, which substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacted the U.S. pharmaceutical industry. The ACA, among other things, subjects biological products to potential competition by lower-cost biosimilars, increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program, and extends the rebate program to individuals enrolled in Medicaid managed care organizations, establishes annual fees and taxes on manufacturers of certain branded prescription drugs, creates a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D, and provided incentives to programs that increase the federal government’s comparative effectiveness research. Since then, the ACA risk adjustment program payment parameters have been updated annually.

Since the ACA’s enactment, there have been numerous judicial, administrative, executive and legislative challenges to certain aspects of the ACA and we expect that there will be additional challenges and amendments to the ACA in the future. On June 17, 2021, for example, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. In addition, President Biden has issued multiple executive orders that have sought to reduce prescription drug costs. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs. It is unclear how other healthcare reform measures of the Biden administrations or other efforts, if any, to challenge repeal or replace the ACA, will impact our business.

In addition, other legislative and regulatory changes have been proposed and adopted in the United States since the ACA was enacted:

•
The U.S. Budget Control Act of 2011, for example, included aggregate reductions of Medicare payments to providers of 2% per fiscal year that will remain in effect through 2031.
•
The U.S. American Taxpayer Relief Act of 2012 further reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
•
The Right to Try Act (2018) provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval.

Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a pharmaceutical manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.
•
CMS published a final rule that allows Medicare Advantage Plans the option of using step therapy for Part B drugs, effective January 1, 2020.
•
The U.S. American Rescue Plan Act of 2021, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, effective January 1, 2024. Due to the Statutory Pay-As-You-Go Act of 2010, estimated budget deficit increases resulting from the American Rescue Plan Act of 2021, and subsequent legislation, Medicare payments to providers will be further reduced starting in 2025 absent further legislation.

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

The IRA includes several provisions that may impact our business, depending on how various aspects of the IRA are implemented. Provisions that may impact our business include a $2,000 out-of-pocket cap for Medicare Part D beneficiaries, the imposition of new manufacturer financial liability on most drugs in Medicare Part D, permitting the U.S. government to negotiate Medicare Part B and Part D pricing for certain high-cost drugs and biologics without generic or biosimilar competition, requiring companies to pay rebates to Medicare for drug prices that increase faster than inflation, and delay until January 1, 2032 the implementation of the HHS rebate rule that would have limited the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one orphan designation and for which the only approved indication is for that disease or condition. If a product receives multiple orphan designations or has multiple approved indications, it may not qualify for the orphan drug exemption. The implementation of which is currently subject to ongoing litigation challenging the constitutionality of the IRA’s Medicare drug price negotiation program. The effects of the IRA on our business and the healthcare industry in general is not yet known.

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

We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, or the frequency with which any such product candidate is prescribed or used, which could result in reduced demand for our current or future product candidates or additional pricing pressures. In particular any policy changes through CMS as well as local state Medicaid programs could have a significant impact on our business.

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

The regulatory framework for the collection, use, safeguarding, sharing, transfer and other processing of information worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. We possess and process sensitive information, including patient health information. In the U.S., there are numerous federal and state privacy and data security laws and regulations governing the collection, use, disclosure and protection of personal information, including health information privacy laws, security breach notification laws and consumer protection laws. These federal and state laws, in many cases, are not preempted by HIPAA and may be subject to varying interpretations by the courts and government agencies. These varying interpretations can create complex compliance issues for us and our partners and potentially expose us to additional expense, adverse publicity and liability, any of which could adversely affect our business. There is ongoing concern from privacy advocates, regulators and others regarding data privacy and security issues, and the number of jurisdictions with data privacy and security laws has been increasing. Also, there are ongoing public policy discussions regarding whether the standards for de-identification, anonymization or pseudonymization of health information are sufficient, and the risk of re-identification sufficiently small, to adequately protect patient privacy. We expect that there will continue to be new proposed and amended laws, regulations and industry standards concerning privacy, data protection and information security in the United States. For example, California enacted the California Consumer Privacy Act, or CCPA, which took effect on January 1, 2020, and became enforceable by the California Attorney General on July 1, 2020. This law broadly defines personal information, gives California residents expanded rights to access and delete their personal information, and places stringent privacy and security obligations on businesses covered by the law, including obligations to provide detailed disclosures to California consumers about their data collection, use and sharing practices, and to provide such consumers with ways to opt out of certain sales or transfers of personal information. It also provides for civil penalties for violations, and allows for a private right of action for data breaches that is expected to increase data breach litigation. In addition, the California Privacy Rights Act, or CPRA, which became effective on January 1, 2023, significantly modified the CCPA by expanding consumer rights with respect to certain sensitive information, and creating a new state agency that is vested with authority to implement and enforce the CCPA.

Comprehensive laws similar to the CCPA have been passed in numerous other states outside of California. These laws are substantially similar in scope and contain many of the same requirements and exceptions as the CCPA, including a general exemption for clinical trial data and limited obligations for entities regulated by HIPAA. However, we cannot yet determine the full impact these laws or other such future laws, regulations and standards may have on our current or future business. Any of these laws may broaden their scope in the future, and similar laws have been proposed on both a federal level and in more than half of the states in the U.S. In addition, a number of other states have proposed new privacy laws, some of which are similar to the above discussed recently passed laws. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. Furthermore, in addition to comprehensive privacy laws, certain states have enacted laws to focus on particular more limited privacy laws. For example, the state of Washington has passed a law to protect medical and health information not subject to HIPAA. This law has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data. In addition, other states have proposed and/or passed legislation that regulates the privacy and/or security of certain specific types of information. For example, a small number of states have passed laws that regulate biometric information. The existence of comprehensive privacy laws in different states in the country would make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance. These various privacy and security laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products. State laws are changing rapidly and there is discussion in the U.S. Congress of a new comprehensive federal data privacy law to which we may likely become subject, if enacted.

The collection, use, storage, disclosure, transfer or other processing of personal data regarding individuals in the EEA and UK, including personal health data, is subject to the EU General Data Protection Regulation 2016/679, or EU GDPR, with respect to individuals in the EEA and the UK General Data Protection Regulation (following the incorporation of the EU GDPR into UK law), or UK GDPR, with respect to individuals in the UK, and together with the EU GDPR, GDPR. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to having a legal basis for processing personal data, stricter requirements relating to processing sensitive data (such as health data), where required by GDPR obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, requiring data protection impact assessments for high risk processing and taking certain measures when engaging third-party processors. The GDPR permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million (17.5 million for the UK) or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. The GDPR increased our responsibility and liability in relation to personal data that we process where such processing is subject to the GDPR, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, including as implemented by individual countries. Compliance with the GDPR is a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities.

The GDPR provides that EEA Member States may make their own further laws and regulations in relation to the processing of genetic, biometric or health data, which could result in differences between Member States, limit our ability to use and share personal data or could cause our costs to increase, and harm our business and financial condition.

The GDPR also imposes strict rules on the transfer of personal data to countries outside the EEA and UK not deemed adequate for the transfer of such personal data by competent data protection authorities, or third countries, including the United States in certain circumstances unless a derogation exists or we may need to incorporate a GDPR transfer mechanism (such as the European Commission approved standard contractual clauses, or SCCs or the UK International Data Transfer Addendum, or IDTA) into our agreements with third parties to govern such transfers of personal data and carry out transfer impact assessments. Further, the European Union and United States have adopted its adequacy decision for the EU-U.S. Data Privacy Framework, or the Framework, which entered into force on July 11, 2023. This Framework provides that the protection of personal data transferred between the European Union and the United States is comparable to that offered in the European Union. This provides a further avenue to ensuring transfers to the United States are carried out in line with GDPR. There has been an extension to the Framework to cover UK transfers to the United States. The Framework could be challenged like its predecessor frameworks. The international transfer obligations under the EEA and UK data protection regimes will require effort and cost and may result in us needing to make strategic considerations around where EEA/UK personal data is located and which service providers we can utilize for the processing of EEA/UK personal data.

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

All of these evolving compliance and operational requirements impose potentially significant costs, such as costs related to organizational changes, implementing additional protection technologies, training employees and engaging consultants and legal advisors, which are likely to increase over time. In addition, such requirements may require us to modify our data processing practices and policies, utilize management’s time and/or divert resources from other initiatives and projects. If we or third-party CDMOs, CROs or other contractors or consultants fail to comply with U.S. and international data protection laws and regulations, it could result in government enforcement actions (which could include civil or criminal penalties), private litigation, and/or adverse publicity and could negatively affect our operating results and business. Moreover, clinical trial subjects about whom we or our potential collaborators obtain information, as well as the providers who share this information with us, may contractually limit our ability to use and disclose the information. Claims that we have violated individuals’ privacy rights, failed to comply with data protection laws, or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business, financial condition, results of operations and prospects.

The use of new and evolving technologies, such as artificial intelligence, in our business may result in spending material resources and presents risks and challenges that can impact our business including by posing security and other risks to our confidential and/or proprietary information, including personal information, and as a result we may be exposed to reputational harm and liability.

We may use and integrate artificial intelligence into our business processes, and this innovation presents risks and challenges that could affect its adoption, and therefore our business. If we enable or offer solutions that draw controversy due to perceived or actual negative societal impact, we may experience brand or reputational harm, competitive harm or legal liability. The use of certain artificial intelligence technology can give rise to intellectual property risks, including compromises to proprietary intellectual property and intellectual property infringement. Additionally, we expect to see increasing government and supranational regulation related to artificial intelligence use and ethics, which may also significantly increase the burden and cost of research, development and compliance in this area. For example, the European Union’s Artificial Intelligence Act, or the AI Act, the world’s first comprehensive AI law, is anticipated to enter into force in Spring 2024 and, with some exceptions, become effective 24 months thereafter. This legislation imposes significant obligations on providers and deployers of high risk artificial intelligence systems, and encourages providers and deployers of artificial intelligence systems to account for European Union ethical principles in their development and use of these systems. If we develop or use AI systems that are governed by the AI Act, it may necessitate ensuring higher standards of data quality, transparency, and human oversight, as well as adhering to specific and potentially burdensome and costly ethical, accountability, and administrative requirements. The rapid evolution of artificial intelligence will require the application of significant resources to design, develop, test and maintain our products and services to help ensure that artificial intelligence is implemented in accordance with applicable law and regulation and in a socially responsible manner and to minimize any real or perceived unintended harmful impacts. Our vendors may in turn incorporate artificial intelligence tools into their offerings, and the providers of these artificial intelligence tools may not meet existing or rapidly evolving regulatory or industry standards, including with respect to privacy and data security. Further, bad actors around the world use increasingly sophisticated methods, including the use of artificial intelligence, to engage in illegal activities involving the theft and misuse of personal information, confidential information and intellectual property. Any of these effects could damage our reputation, result in the loss of valuable property and information, cause us to breach applicable laws and regulations, and adversely impact our business.

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

We may be unable to adequately protect our information systems and infrastructure from cyberattacks or security compromises, incidents or breaches, which could result in the disclosure of confidential or proprietary information, including personal data, damage our reputation, and subject us to significant financial and legal exposure.

We rely on information technology systems and infrastructure that we or our third-party providers operate to process, transmit and store electronic information in our day-to-day operations. In connection with our product discovery efforts, we may collect and use a variety of personal data and other confidential and/or proprietary data, such as names, mailing addresses, email addresses, phone numbers and clinical trial information. A successful cyberattack could result in the theft, destruction or misuse of intellectual property, data, or other misappropriation of assets, or otherwise compromise our confidential or proprietary information and disrupt our operations. Cyberattacks generally are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Cyberattacks could include wrongful conduct by hostile foreign governments, employees, contractors or other third-parties and industrial espionage, wire fraud and other forms of cyber fraud, the deployment of harmful malware, denial-of-service, social engineering fraud or other means to threaten or compromise the security, confidentiality, integrity and availability of systems and information. A successful cyberattack could cause serious negative consequences for us, including, without limitation, the disruption of operations, the misappropriation of protected information or confidential business information, including personal data, financial information, trade secrets, financial loss and the disclosure of corporate strategic plans. Although we devote resources designed to protect our information systems and infrastructure, we realize that cyberattacks are a threat, and there can be no assurance that our efforts will prevent or adequately address information security compromises, incidents or breaches that would result in business, legal, financial or reputational harm to it, or would have a material adverse effect on our results of operations and financial condition. Any failure to prevent or mitigate security breaches, compromises or incidents or improper access to, use of, or disclosure of protected information, including our clinical data or patients’ personal data could result in significant liability through litigation and regulatory investigations and enforcement actions, including under state (e.g., state breach notification and consumer protection laws), federal (e.g., HIPAA, as amended by HITECH), and international law (e.g., the GDPR), and may cause a material adverse impact to our reputation, affect our ability to conduct new studies and potentially disrupt our business.

We rely on our third-party providers to implement effective security measures and identify and correct for any such failures, deficiencies, vulnerabilities, compromises, incidents or breaches. We also rely on our employees and consultants to safeguard their security credentials and follow our policies and procedures regarding use and access of computers and other devices that may contain protected information and our sensitive information. If we or our third-party providers fail to maintain or protect our information technology systems, infrastructure and data integrity effectively or fail to anticipate, plan for or manage significant disruptions to our information technology systems and infrastructure, we or our third-party providers could have difficulty preventing, detecting and controlling such cyber-attacks, and any such attacks could result in the losses described above as well as disputes with physicians, patients and our partners, regulatory sanctions or penalties, increases in operating expenses, expenses or lost revenue or other adverse consequences, any of which could have a material adverse effect on our business, results of operations, financial condition, prospects and cash flows. Any failure by such third parties to prevent or adequately mitigate security breaches, compromises or incidents or improper access to or disclosure of such information could have similarly adverse consequences for us. If we are unable to prevent or adequately mitigate the impact of such security or data privacy incidents, compromises or breaches, we could be exposed to litigation and governmental investigations, inquiries, orders, penalties or fines, which could lead to a potential disruption to our business and financial penalties or losses. By way of example, the CCPA, which was modified by the CPRA, creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal data. The CCPA provides for civil penalties of up to $7,500 per violation, as well as a private right of action for data breaches that has, and is expected to continue to, increase the volume of data breach related litigation filed in California.

We expect to expand our development and regulatory capabilities and potentially implement sales, marketing and distribution capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

As of February 29, 2024, we had 74 full-time employees and no part-time employees. We expect to experience significant growth in the number of our employees and the scope of our operations, particularly as we function as a public company and in the areas of product development, regulatory affairs and, if any of our product candidates receives regulatory approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

As of December 31, 2023, we had federal and state net operating loss carryforwards of $88.1 million and $91.7 million, respectively. Substantially all of the federal NOLs are not subject to expiration and the state NOLs begin to expire in 2037. As of December 31, 2023, we also had federal and state research and development tax credit carryforwards of $5.8 million and $1.8 million, respectively, which begin to expire in 2032. These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under current law, unused U.S. federal and certain state net operating losses generated for tax years beginning after December 31, 2017 are not subject to expiration and may be carried forward indefinitely. Such U.S. federal net operating losses generally may not be carried back to prior taxable years, except that, net operating losses generated in 2019, 2020 and 2021 may be carried back to each of the five tax years preceding the tax years of such losses. For taxable years beginning after December 31, 2020, the deductibility of U.S. federal net operating losses generated for tax years beginning after December 31, 2017 is limited to 80% of our taxable income in any future taxable year. In addition, in general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses or tax credits, or NOLs or credits, to offset future taxable income or taxes. For these purposes, an ownership change generally occurs when one or more stockholders or groups of stockholders who each owns at least 5% of a corporation’s stock increase their aggregate stock ownership by more than 50 percentage points over their lowest ownership percentage within a specified testing period. Our existing NOLs or credits may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change after the merger, our ability to utilize NOLs or credits could be further limited by Sections 382 and 383 of the Code. In addition, future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Sections 382 and 383 of the Code. Our NOLs or credits may also be impaired under state law. Accordingly, we may not be able to utilize a material portion of our NOLs or credits.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, in 2008, the global financial crisis caused extreme volatility and disruptions in the capital and credit markets and the COVID-19 pandemic has caused significant volatility and uncertainty in U.S. and international markets. See “Risks Related to the Discovery and Development of Our Product Candidates-A pandemic, epidemic, or outbreak of an infectious or highly contagious disease may materially and adversely affect our business and financial results and could cause a disruption to the development of our product candidates.” Interest rates in the U.S. have recently increased to levels not seen in decades. In addition, the impact of geopolitical tension, such as a deterioration in the bilateral relationship between the United States and China or an escalation in conflict between Russia and Ukraine and between Israel and Hamas, including any resulting sanctions, export controls or other restrictive actions, also could lead to disruption, instability and volatility in the global markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including, weakened demand for our product candidates and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our products. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

Moreover, the stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of individual companies. These broad market fluctuations may also adversely affect the trading price of our common stock. In addition, a recession, depression or other sustained adverse market event could materially and adversely affect our business and the value of our common stock. In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted class action securities litigation against such companies. Furthermore, market volatility may lead to increased shareholder activism if we experience a market valuation that activists believe is not reflective of our intrinsic value. Activist campaigns that contest or conflict with our strategic direction or seek changes in the composition of our board of directors could have an adverse effect on our operating results and financial condition.

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

If our existing securityholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after legal restrictions on resale discussed in our Annual Report on Form 10-K for the year ended December 31, 2023 lapse, the trading price of our common stock could decline. As of December 31, 2023, we had 24,360,233 shares of common stock outstanding. All outstanding shares of common stock, other than shares held by our affiliates will be freely tradable, without restriction, in the public market. In addition, shares of common stock that are subject to outstanding options of ours will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements and Rules 144 and 701 under the Securities Act. If these shares are sold, the trading price of our common stock could decline.

Our executive officers, directors and principal stockholders have the ability to control or significantly influence all matters submitted to our stockholders for approval.

Our executive officers, directors and principal stockholders, in the aggregate, beneficially own approximately 53% of our outstanding shares of common stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of us on terms that other stockholders may desire.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Cyber Risk Management and Strategy

Disc Medicine, under the oversight of the audit committee of the board of directors, has implemented and maintains processes to review and manage enterprise risks, including annual assessments of cybersecurity risks, across the Company.

Our cybersecurity risk management program, which is informed by and incorporates elements of recognized industry standards, is designed to identify, assess, and mitigate critical risks from cybersecurity threats. This program includes, but is not limited to, ongoing monitoring for potential critical risks from cybersecurity threats using automated tools. To support our cybersecurity risk management program, we leverage a managed service provider (MSP) that provides ongoing support for the protection of our information technology infrastructure as well as a virtual Chief Information Security Officer, or vCISO. Our cybersecurity risk management strategy is informed by periodic conversations with, and risk assessments conducted by, our vCISO.

We have an employee security awareness training program, offered upon employee onboarding and on an annual basis, that is designed to raise awareness of cybersecurity threats across functions as well as to encourage consideration of cybersecurity risks across our Company. As part of this employee training program, we periodically conduct phishing simulations designed to raise employee awareness of such risks.

We have also implemented a process to review contractual requirements related to information security obligations included in our agreements with certain third-party vendors and service providers, as appropriate.

We have not identified any cybersecurity incidents or threats that have materially affected us or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition; however, like other companies in our industry, we and our third-party vendors may, from time to time, experience threats and security incidents relating to our and our third-party vendors’ information systems and infrastructure. For more information, please see Item 1A - Risk Factors.

Governance Related to Cybersecurity Risks

Our Head of Information Technology (IT), under the oversight of our General Counsel, is responsible for the administration and maintenance of our cybersecurity risk management program, including the day-to-day oversight of the assessment and management of cybersecurity risks. The individual who currently holds the title of Head of IT has more than 20 years of experience in information security and cybersecurity risk management.

Our Head of IT directly reports to, and meets periodically with, our General Counsel to discuss and review our cybersecurity risk management processes, with input from the Company’s MSP and vCISO, as appropriate.

Our board of directors has delegated oversight of the Company’s cybersecurity program to the audit committee of the board of directors. As provided in the audit committee charter, the audit committee is responsible for reviewing and discussing the Company’s information security and risk management programs, controls, and procedures, including high-level review of the threat landscape facing the Company and the Company’s strategy to mitigate cybersecurity risks and potential breaches. Under the audit committee charter, the audit committee is also responsible for reviewing the recovery and communication plans for any unplanned outage or security breach.

Our Head of IT, twice a year, provides reports to the audit committee on the status of our cybersecurity program, including measures implemented to monitor and address risks from cybersecurity threats, as appropriate. He also reports on a quarterly basis to the executive committee on cybersecurity and information technology matters. The chair of the audit committee provides periodic reports on cybersecurity risk management to the full board of directors. Our General Counsel, on an annual basis, discusses the results of our enterprise risk assessment processes, including risks related to cybersecurity, with the full board of directors.

ITEM 2. PROPERTIES

Our principal office is located at 321 Arsenal Street, Suite 101, Watertown, MA 02472, where we lease and sublease a total of approximately 16,847 square feet of office space. The lease and sublease terms will end in November 2026. We believe that these facilities will be adequate for our near-term needs. If required, we believe that suitable additional or substitute space will be available in the future on commercially reasonable terms to accommodate any such expansion of our operations.

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

Holders of Record

As of February 29, 2024, there were 19 holders of record of shares of our common stock. The actual number of holders of our common stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees.

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

Recent Sales of Unregistered Securities

Except as previously disclosed in our Form 8-K filed with the SEC on December 29, 2022, we did not sell any other securities that have not been registered under the Securities Act during the period covered by this Annual Report on Form 10-K.

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

Overview

We are a clinical-stage biopharmaceutical company focused on the discovery, development, and commercialization of novel treatments for patients suffering from serious hematologic diseases. We have assembled a portfolio of clinical and preclinical product candidates that aim to modify fundamental biological pathways associated with the formation and function of red blood cells, specifically heme biosynthesis and iron homeostasis. Our current pipeline includes bitopertin for the treatment of erythropoietic porphyrias, or EPs, including erythropoietic protoporphyria, or EPP, and X-linked protoporphyria, or XLP, and Diamond-Blackfan Anemia, or DBA; DISC-0974 for the treatment of anemia of myelofibrosis, or MF, and anemia of chronic kidney disease, or CKD; and DISC-3405 (formerly MWTX-003) for the treatment of polycythemia vera, or PV, and other hematologic disorders. In addition, our preclinical programs also include DISC-0998, for the treatment of anemia associated with inflammatory diseases. Our approach to product candidate development leverages well-understood molecular mechanisms that have been validated in humans. We believe that each of our product candidates, if approved, has the potential to improve the lives of patients suffering from hematologic diseases.

Bitopertin is the lead product candidate in our heme biosynthesis modulation portfolio. Bitopertin was previously evaluated by F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., or collectively, Roche, in a comprehensive clinical program in over 4,000 individuals in other indications which demonstrated the activity of bitopertin as a glycine transporter 1, or GlyT1, inhibitor and its effect on heme biosynthesis. We are initially developing bitopertin for the treatment of EPs, including EPP and XLP. In July 2022, we initiated BEACON, a Phase 2 open-label, parallel-dose clinical trial of bitopertin in EPP and XLP patients that is being conducted at sites in Australia. In October 2022, we initiated AURORA, a Phase 2, randomized, double-blind, placebo-controlled clinical trial of bitopertin in EPP patients that is being conducted at sites in the United States. We presented interim data from BEACON in June and December 2023, and we expect topline data from AURORA in March or April 2024. Additional analysis of the full population in the BEACON trial is anticipated to be presented in 2024. We entered into a collaborative research and development agreement with the National Institutes of Health, or NIH, to conduct an NIH-sponsored clinical trial of bitopertin in DBA. The FDA authorized the clinical trial to proceed and the trial began in July 2023. We are planning additional trials of bitopertin in other indications.

DISC-0974 is the lead product candidate in our iron homeostasis portfolio and was in-licensed from AbbVie Deutschland GmbH & Co. KG, or AbbVie. DISC-0974 is designed to suppress hepcidin production and increase serum iron levels. We submitted an IND to the FDA for DISC-0974 in June 2021, received clearance in July 2021, and participants completed a Phase 1 clinical trial in healthy volunteers in the U.S. in June 2022 with results showing an acceptable tolerability profile and evidence of target engagement, iron mobilization and augmented erythropoiesis. We initiated a Phase 1b/2 clinical trial in June 2022 in patients with anemia of MF, and initiated a separate Phase 1b/2 clinical trial in February 2023 in patients with non-dialysis dependent CKD and anemia. We presented interim data from both of these trials in December 2023 and anticipate additional interim data presentations in 2024. In addition, we are developing a preclinical anti-hemojuvelin, or HJV, monoclonal antibody, DISC-0998, which also targets hepcidin suppression and was in-licensed from AbbVie. DISC-0998 is designed to increase serum iron levels and has an extended serum half-life as compared to DISC-0974. We believe this profile may be desirable in certain subsets of patients with anemia associated with inflammatory diseases.

Lastly, we are developing DISC-3405, a monoclonal antibody against Transmembrane Serine Protease 6, or TMPRSS6, that we licensed from Mabwell Therapeutics, Inc., or Mabwell. DISC-3405 is part of our iron homeostasis portfolio and is designed to induce hepcidin production and reduce serum iron levels. An IND for DISC-3405 was cleared by the FDA, and a Phase 1 clinical trial in healthy adult volunteers was initiated in October 2023. Interim data is anticipated to be presented in the first and second halves of 2024. We expect to develop DISC-3405 for the treatment of PV and other hematologic disorders.

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

We typically use our employee and infrastructure resources across product candidates and development programs. We track external development costs by product candidate or development program, but we do not allocate personnel costs or other internal costs to specific product candidates or development programs.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs for personnel in executive, finance, corporate and business development, and administrative functions. General and administrative expenses also include legal fees relating to patent and corporate matters, including noncapitalizable transaction costs; professional fees for accounting, auditing, tax compliance and administrative consulting services; investor and public relations expenses; director and officer insurance costs and other insurance costs; and facility related expenses including maintenance and allocated expenses for rent and other operating costs.

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

Change in Fair Value of Contingent Value Right Liability

In December 2022, we entered into the CVR Agreement, described in more detail in Notes 1 and 4 to our consolidated financial statements, which provided a CVR to Gemini’s pre-merger common stockholders to receive common stock from the Company upon its receipt of certain proceeds, calculated in accordance with the CVR Agreement, resulting from a disposition of Gemini’s pre-merger assets within one year after the closing of the merger. The disposition period ended December 29, 2023 and no dispositions of Gemini's pre-merger assets were made during the disposition period. Therefore, there were no CVR payments made to the holders and there will not be any future CVR payments to the holders. The CVR liability was measured at fair value as of each reporting date and the change in the fair value for the period was recorded in the consolidated statements of operations and comprehensive loss in the change in fair value of contingent value right liability.

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

Results of Operations

Comparison of the Years Ended December 31, 2023 and 2022

The following table summarizes our results of operations for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022	Change
Operating expenses:
Research and development	$69,264	$33,437	$35,827
General and administrative	21,861	14,038	7,823
Total operating expenses	91,125	47,475	43,650
Loss from operations	(91,125)	(47,475)	(43,650)
Other income (expense), net:
Interest income	14,797	709	14,088
Change in fair value of derivative liability	—	(61)	61
Other expense	(2)	—	(2)
Total other income (expense), net	14,795	648	14,147
Loss before income taxes	(76,330)	(46,827)	(29,503)
Income tax expense	(99)	—	(99)
Net loss	$(76,429)	$(46,827)	$(29,602)

Research and Development Expenses

The following table summarizes our research and development expenses for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022	Change
DISC-3405	$20,168	$—	$20,168
Bitopertin	17,271	8,783	8,488
DISC-0974	9,136	10,241	(1,105)
Other research programs and expenses	7,066	5,236	1,830
Personnel-related (including equity-based compensation)	15,623	9,177	6,446
Total research and development expenses	$69,264	$33,437	$35,827

Research and development expenses were $69.3 million for the year ended December 31, 2023, compared to $33.4 million for the year ended December 31, 2022. The increase of $35.8 million in research and development expenses was primarily due to a $20.2 million increase related to the DISC-3405 program which incurred $15.0 million in upfront and milestone license fees in 2023, a $8.5 million increase in bitopertin development expense related to increased clinical study and drug manufacturing activity, and a $6.4 million increase in personnel-related costs related to higher research and development headcount, including an increase of $1.2 million in stock-based compensation.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022	Change
Personnel-related (including equity-based compensation)	$10,481	$6,983	$3,498
Legal, consulting and professional fees	7,448	6,252	1,196
Other expenses	3,932	803	3,129
Total general and administrative expenses	$21,861	$14,038	$7,823

General and administrative expenses were $21.9 million for the year ended December 31, 2023, compared to $14.0 million for the year ended December 31, 2022. The increase of $7.8 million in general and administrative expenses was primarily due to an increase of $3.5 million in personnel-related costs due to higher general and administrative headcount, including an increase of $2.3 million in stock-based compensation, and an increase of $3.1 million in other expenses related to increased costs as a public company.

Other Income (Expense), Net

Other income, net was $14.8 million for the year ended December 31, 2023, compared to other income, net of $0.6 million for the year ended December 31, 2022. The change of $14.1 million in other income (expense), net was primarily due to an increase in interest income based on a larger cash and cash equivalents balance and higher interest rates.

Income Tax Expense

Income tax expense was $0.1 million for the year ended December 31, 2023, compared to no expense for the year ended December 31, 2022. The increase in expense relates to state income tax resulting from an increase in interest income.

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

To date, we have funded our operations primarily with proceeds from the sale of our convertible preferred stock and common stock, the proceeds from the merger with Gemini, proceeds from at-the-market offerings, proceeds from a registered direct offering and proceeds from a follow-on public offering. Through December 31, 2023, we have received net proceeds of $144.5 million from sales of our Series Seed, Series A and Series B convertible preferred stock, $89.5 million from the merger with Gemini, $53.5 million from sales of common stock in a pre-closing private financing, $62.4 million from sales of common stock and pre-funded warrants in a registered direct offering, $147.9 million from sales of common stock and pre-funded warrants in a public follow-on offering and $26.4 million from at-the-market offerings. As of December 31, 2023, we had cash and cash equivalents of $360.4 million.

We have incurred significant operating losses since inception and, as of December 31, 2023, had an accumulated deficit of $188.6 million. In addition, we expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future. We believe that our current cash resources will enable us to fund our current planned operating expense and capital expenditure requirements well into 2026. We may also pursue additional cash resources through public or private equity offerings, collaborations or debt financings.

Cash Flows

The following table provides information regarding our cash flows for each period presented (in thousands):

	Year Ended December 31,
	2023	2022
Net cash provided by (used in):
Operating activities	$(73,462)	$(42,252)
Investing activities	(89)	(151)
Financing activities	239,379	148,978
Net increase in cash, cash equivalents and restricted cash	$165,828	$106,575

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

During the year ended December 31, 2023, net cash used in operating activities of $73.5 million was primarily due to our net loss of $76.4 million and changes in operating assets and liabilities of $3.0 million, offset by non-cash expenses of $5.9 million primarily related to stock-based compensation expense of $5.5 million.

During the year ended December 31, 2022, net cash used in operating activities of $42.3 million was primarily due to our net loss of $46.8 million, offset by non-cash expenses of $2.4 million and changes in operating assets and liabilities of $2.1 million primarily related to accounts payable and accrued expenses assumed in the merger.

Investing Activities

During the years ended December 31, 2023 and 2022, net cash used in investing activities was due to purchases of property and equipment.

Financing Activities

During the year ended December 31, 2023, net cash provided by financing activities of $239.4 million consisted primarily of net proceeds of $147.9 million from sales of common stock and pre-funded warrants in a public follow-on offering, net proceeds of $62.4 million from sales of common stock and pre-funded warrants in a registered direct offering and aggregate net proceeds of $26.4 million from the at-the-market offerings.

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

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations as of December 31, 2023 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Operating lease commitments(1)	$2,424	$845	$1,579	$—	$—
Total	$2,424	$845	$1,579	$—	$—

(1) Amounts reflect payments due for our leased and subleased office spaces in Watertown, Massachusetts as of December 31, 2023. The lease terms began in November 2021 and June 2023, and both end in November 2026.

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

Fair Value of Derivative Liability

In May 2021, we entered into a license agreement (the “Roche Agreement”) with F. Hoffmann-La Roche Ltd. and Hoffmann-La Roche Inc. (together, “Roche”) pursuant to which Roche granted us an exclusive and sublicensable worldwide license under certain patent rights and know-how to develop, manufacture and commercialize certain compounds (the “Compounds”) as further described in Note 8. We recognized a liability in connection with the Roche Agreement which included an obligation to issue a variable number of shares of our common stock to Roche for no additional consideration upon our completion of an initial public offering or certain merger transactions (a “Roche Qualified Transaction”). Prior to settlement in Q4 2022, the fair value measurement of the derivative liability was classified as Level 3 under the fair value hierarchy as it was valued using certain unobservable inputs. These inputs included: (1) our estimated shares outstanding and fair value per share upon completion of a Roche Qualified Transaction and (2) the probability of us completing a Roche Qualified Transaction. The number of shares of common stock to be issued to Roche was estimated to be approximately 2.85% of the outstanding shares of common stock of the combined company as of immediately after the completion of a Roche Qualified Transaction, including the exercise by the underwriters thereof of any overallotment option, if applicable. We remeasured the derivative liability based on the stock price of its publicly-traded common stock on December 29, 2022. The change in the fair value for the period was recorded in the consolidated statements of operations and comprehensive loss in the change in fair value of derivative liability. Upon completion of the merger, we issued 482,313 shares of common stock to Roche, thereby settling the derivative liability, with the fair value of the common stock at the time of issuance recorded as additional paid-in capital.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As of December 31, 2023 and 2022, we had cash and cash equivalents of $360.4 million and $194.6 million, respectively, which consisted of cash, money market funds and U.S. treasury notes. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, an immediate 10% change in market interest rates would not have a material effect on the fair market value of our cash or cash equivalents.

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

Inflation generally affects us by increasing our cost of labor and contract research. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the twelve months ended December 31, 2023 and 2022.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

DISC MEDICINE, INC.

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors of Disc Medicine, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Disc Medicine, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders' equity (deficit) and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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

Boston, Massachusetts

March 21, 2024

DISC MEDICINE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$360,382	$194,611
Prepaid expenses and other current assets	5,280	3,880
Total current assets	365,662	198,491
Property and equipment, net	170	168
Right-of-use assets, operating leases	1,930	1,430
Other assets	234	116
Total assets	$367,996	$200,205
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,629	$16,162
Accrued expenses	8,145	6,109
Operating lease liabilities, current	665	307
Total current liabilities	21,439	22,578
Operating lease liabilities, non-current	1,436	1,027
Total liabilities	22,875	23,605
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock, $0.0001 par value; 100,000,000 shares authorized as of December 31, 2023 and 2022; 24,360,233 and 17,405,231 shares issued as of December 31, 2023 and 2022, respectively; and 24,360,233 and 17,403,315 shares outstanding as of December 31, 2023 and 2022, respectively	2	2
Additional paid-in capital	533,764	288,814
Accumulated deficit	(188,645)	(112,216)
Total stockholders’ equity	345,121	176,600
Total liabilities and stockholders’ equity	$367,996	$200,205

The accompanying notes are an integral part of these consolidated financial statements.

DISC MEDICINE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2023	2022
Operating expenses:
Research and development	$69,264	$33,437
General and administrative	21,861	14,038
Total operating expenses	91,125	47,475
Loss from operations	(91,125)	(47,475)
Other income (expense), net:
Interest income	14,797	709
Change in fair value of derivative liability	—	(61)
Other expense	(2)	—
Total other income (expense), net	14,795	648
Loss before income taxes	(76,330)	(46,827)
Income tax expense	(99)	—
Net loss and comprehensive loss	$(76,429)	$(46,827)
Net loss attributable to common stockholders-basic and diluted	$(76,429)	$(46,827)
Weighted-average common shares outstanding-basic and diluted	22,315,877	1,039,490
Net loss per share attributable to common stockholders-basic and diluted	$(3.42)	$(45.05)

The accompanying notes are an integral part of these consolidated financial statements.

DISC MEDICINE, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK

AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share and per share amounts)

	Convertible Preferred Stock
	Series Seed $0.0001 Par Value		Series A $0.0001 Par Value		Series B $0.0001 Par Value		Common Stock $0.0001 Par Value		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2021	5,000,000	$2,350	41,666,666	$49,762	37,499,999	$89,744	909,418	$—	$1,186	$(65,389)	$(64,203)
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	53,224	—	219	—	219
Vesting of restricted common stock	—	—	—	—	—	—	8,254	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	2,089	—	2,089
Issuance of common stock for cash in pre-closing financing	—	—	—	—	—	—	2,336,092	—	53,500	—	53,500
Conversion of preferred stock to common stock	(5,000,000)	(2,350)	(41,666,666)	(49,762)	(37,499,999)	(89,744)	9,224,653	1	141,855	—	141,856
Issuance of common stock to Gemini shareholders in reverse recapitalization	—	—	—	—	—	—	4,389,361	1	91,390	—	91,391
Reverse recapitalization transaction costs	—	—	—	—	—	—	—	—	(7,936)	—	(7,936)
Issuance of common stock to Roche	—	—	—	—	—	—	482,313	—	6,511	—	6,511
Net loss	—	—	—	—	—	—	—	—	—	(46,827)	(46,827)
Balance at December 31, 2022	—	$—	—	$—	—	$—	$17,403,315	$2	$288,814	$(112,216)	$176,600

	Convertible Preferred Stock
	Series Seed $0.0001 Par Value		Series A $0.0001 Par Value		Series B $0.0001 Par Value		Common Stock $0.0001 Par Value		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2022	—	$—	—	$—	—	$—	17,403,315	$2	$288,814	$(112,216)	$176,600
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	254,432	—	2,763	—	2,763
Vesting of restricted common stock	—	—	—	—	—	—	1,916	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	5,530	—	5,530
Sale of common stock in registered direct offering, net of issuance costs of $80	—	—	—	—	—	—	1,488,166	—	34,148	—	34,148
Sale of pre-funded warrants in registered direct offering, net of issuance costs of $66	—	—	—	—	—	—	—	—	28,206	—	28,206
Sale of common stock in at-the-market offerings, net of issuance costs of $742	—	—	—	—	—	—	967,264	—	26,422	—	26,422
Sale of common stock in follow-on public offering, net of issuance costs of $9,272	—	—	—	—	—	—	3,015,919	—	138,508	—	138,508
Sale of pre-funded warrants in follow-on public offering, net of issuance costs of $627	—	—	—	—	—	—	—	—	9,373	—	9,373
Issuance of common stock upon exercise of warrants	—	—	—	—	—	—	1,229,221	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	(76,429)	(76,429)
Balance at December 31, 2023	—	$—	—	$—	—	$—	24,360,233	$2	$533,764	$(188,645)	$345,121

The accompanying notes are an integral part of these consolidated financial statements.

DISC MEDICINE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2023	2022
Cash flows from operating activities
Net loss	$(76,429)	$(46,827)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	100	89
Stock-based compensation	5,530	2,089
Change in fair value of derivative liability	—	61
Noncash lease expense	290	211
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,166)	352
Other assets	—	64
Accounts payable	(3,741)	526
Accrued expenses	2,008	1,502
Operating lease liabilities	(54)	(319)
Net cash used in operating activities	(73,462)	(42,252)
Cash flow from investing activities
Purchases of property and equipment	(89)	(151)
Net cash used in investing activities	(89)	(151)
Cash flow from financing activities
Proceeds from sale of common stock in offerings, net of issuance costs paid	199,078	—
Proceeds from sale of pre-funded warrants in offerings, net of issuance costs paid	37,579	—
Proceeds from the issuance of common stock in pre-closing financing	—	53,500
Cash acquired in connection with the reverse recapitalization	—	97,403
Payment of reverse recapitalization transaction costs	—	(2,144)
Proceeds from stock option exercises	2,722	219
Net cash provided by financing activities	239,379	148,978
Net increase in cash, cash equivalents and restricted cash	165,828	106,575
Cash, cash equivalents and restricted cash, beginning of period	194,788	88,213
Cash, cash equivalents and restricted cash, end of period	$360,616	$194,788
Supplemental cash flow information
Cash paid for income taxes	$112	$—
Supplemental disclosure of non-cash activities
Purchases of property and equipment included in accounts payable and accrued expenses	$13	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,106	$—
Net decrease in right-of-use assets related to lease modifications and reassessment events	$317	$—
Net decrease in operating lease liabilities due to lease modifications and reassessment events	$287	$—
Receivable for proceeds from stock option exercises included in other current assets	$41	$—
Deferred issuance costs on sale of common stock and pre-funded warrants in offerings included in accounts payable and accrued expenses	$225	$5,792
Settlement of derivative liability upon issuance of common stock to Roche	$—	$6,511

The accompanying notes are an integral part of these consolidated financial statements.

DISC MEDICINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Nature of the Business

Disc Medicine, Inc. (together with its subsidiaries, the “Company”) is a clinical-stage biopharmaceutical company focused on the discovery, development, and commercialization of novel treatments for patients suffering from serious hematologic diseases. The Company has assembled a portfolio of clinical and preclinical product candidates that aim to modify fundamental biological pathways associated with the formation and function of red blood cells, specifically heme biosynthesis and iron homeostasis. The Company’s current pipeline includes, bitopertin for the treatment of erythropoietic porphyrias (“EPs”) including erythropoietic protoporphyria (“EPP”), and X-linked protoporphyria (“XLP”), and Diamond-Blackfan Anemia (“DBA”); DISC-0974 for the treatment of anemia of myelofibrosis (“MF”), and anemia of chronic kidney disease (“CKD”); and DISC-3405 for the treatment of polycythemia vera (“PV”), and other hematologic disorders. In addition, the Company’s preclinical programs also include DISC-0998, for the treatment of anemia associated with inflammatory diseases. The Company’s approach to product candidate development leverages well-understood molecular mechanisms that have been validated in humans. The Company believes that each of its product candidates, if approved, has the potential to improve the lives of patients suffering from hematologic diseases. The Company was founded in October 2017. The Company’s principal offices are in Watertown, Massachusetts.

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

At the Effective Time, each person who as of immediately prior to the Effective Time was a stockholder of record of Gemini or had the right to receive Gemini’s common stock received a contractual contingent value right (“CVR”) issued by Gemini subject to and in accordance with the terms and conditions of a Contingent Value Rights Agreement between Gemini, the holder’s representative and the rights agent (the “CVR Agreement”), representing the contractual right to receive consideration from the post-closing combined company upon the receipt of certain proceeds from a disposition of Gemini’s pre-merger assets (specifically, Gemini’s intellectual property assets (“Gemini IP”), which the Company assumed in the merger) during the period that is one year after the closing of the merger, calculated in accordance with the CVR Agreement. In accordance with the CVR Agreement, the holders of the CVRs would receive proceeds from any disposition of the Gemini pre-merger assets, net of costs incurred by the Company in performance of its obligations under the CVR Agreement in excess of $250,000, paid in the form of common stock in the Company based on the weighted average stock price of the Company for the five trading days prior to the issuance of the payment to the holders of the CVRs.

To satisfy its obligations with respect to the CVRs and the Gemini IP, the Company hired an outside firm to attempt to sell the Gemini IP, which firm previously was unsuccessful in finding a buyer for the Gemini IP. In June 2023, the Company received an offer for the Gemini IP and recorded a $1.5 million liability representing the estimated fair value of the Company’s obligation to the holders of the CVRs based on the offer. However, the counterparty and the Company were unable to come to an agreement on the terms of the offer.

The disposition period ended December 29, 2023 and no dispositions of Gemini's pre-merger assets were made during the disposition period. Therefore, there were no CVR payments made to the holders and there will not be any future CVR payments to the holders (See Note 4). As such, the Company’s obligations under the CVR Agreement have expired and the CVRs are valueless. In December 2023, the Company recognized the reversal of the $1.5 million liability in the consolidated statements of operations and comprehensive loss within the change in fair value of contingent value right liability.

The Company has no additional obligations or plans with respect to Gemini’s pre-merger assets. The Company has generated no revenue from Gemini’s pre-merger assets and has incurred approximately $1.6 million in aggregate costs (including maintenance of license agreements, storage, legal and other fees) for the twelve months ended December 31, 2023, to maintain Gemini’s pre-merger assets solely in order to fulfill the Company’s obligations under the CVR Agreement.

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

Liquidity and Capital Resources

The Company’s consolidated financial statements have been prepared on the basis of the Company continuing as a going concern. The Company expects that its existing cash and cash equivalents as of December 31, 2023 of $360.4 million will enable the Company to fund its planned operating expense and capital expenditure requirements for at least twelve months from the date of issuance of these consolidated financial statements. The Company has incurred recurring losses and negative cash flows from operations since inception. As of December 31, 2023, the Company had an accumulated deficit of $188.6 million. The Company expects its operating losses and negative operating cash flows to continue into the foreseeable future. The future viability of the Company is dependent on its ability to generate cash from operating activities or to raise additional capital to finance its operations. There can be no assurance that the Company will ever earn revenues or achieve profitability, or if achieved, that the revenues or profitability will be sustained on a continuing basis. In addition, the Company’s preclinical and clinical development activities, manufacturing and commercialization of the Company’s product candidates, if approved, will require significant additional financing.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents include cash in readily available checking and money market accounts and U.S. treasury notes with original maturities of three months or less at the date of purchase. Cash equivalents are reflected at fair value based on quoted market prices as further described in Note 4.

Restricted Cash

The Company maintains letters of credit totaling $0.2 million for the benefit of its landlords related to its current leased and subleased office space in Watertown, Massachusetts which is classified within other assets. The Company is required to maintain a separate cash balance to secure its letters of credit.

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

As of December 31, 2021, Private Disc had capitalized deferred transaction costs of $1.7 million related to a planned equity financing. During 2022, Private Disc concluded not to proceed with the planned equity financing and expensed the related deferred transaction costs of $2.2 million to general and administrative expenses. During 2022, the Company capitalized deferred transaction costs related to the merger of $7.9 million. At the Effective Time, the Company reclassified the capitalized deferred transaction costs to reduce additional paid-in capital generated as a result of the merger. As of December 31, 2023, the Company capitalized deferred costs related to its at-the-market program and shelf registration of $0.5 million.

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

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Depreciation on leasehold improvements is recognized over the shorter of the useful life of the assets or the estimated remaining term of the associated lease.

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

Impairment of Long-lived Assets

As required under the applicable accounting guidance, the Company periodically reevaluates the original assumptions and rationale used in the establishment of the carrying value and estimated lives of all of its long-lived assets, including property and equipment. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment loss is recognized when the total of estimated future undiscounted cash flows, expected to result from the use of the asset and its eventual disposition, are less than its carrying amount. Impairment, if any, would be assessed using discounted cash flows or other appropriate measures of fair value. There were no impairments for the twelve months ended December 31, 2023 and 2022.

Leases

The Company accounts for its leases under ASC 842. At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease. Leases with a term greater than one year are recognized on the consolidated balance sheet as a right-of-use (“ROU”) asset and current and non-current lease liabilities, as applicable. The Company has made an accounting policy election, known as the short-term lease recognition exemption, which allows the Company to not recognize ROU assets and lease liabilities that arise from short-term leases (12 months or less) for any class of underlying asset. The Company typically only includes an initial lease term in its assessment of a lease arrangement. Options to renew or options to cancel a lease are not included in the Company’s assessment unless there is reasonable certainty that the Company will renew or will not cancel, respectively. The Company monitors its material leases on a quarterly basis.

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

Prior to the merger, Private Disc classified its convertible preferred stock as temporary equity due to terms that allowed for redemption of the shares upon the occurrence of a contingent event that was not solely within the Private Disc's control. Private Disc did not accrete the carrying values of the preferred stock to the redemption values since the contingent event was not considered probable prior to their conversion to common stock at the Effective Time.

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

Comprehensive Loss

Comprehensive loss includes net loss, as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with stockholders. The Company’s comprehensive loss was equal to net loss for the twelve months ended December 31, 2023 and 2022.

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

The Company accounts for income taxes in accordance with authoritative accounting guidance which states the impact of an uncertain income tax position is recognized at the largest amount that is “more likely than not” to be sustained upon audit by the relevant taxing authority. There are no unrecognized tax benefits included in the Company’s consolidated balance sheets at December 31, 2023 or 2022. The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense. The Company has not recognized interest or penalties related to income tax matters in its consolidated statements of operations and comprehensive loss since inception.

The Company files income tax returns in the United States and in Massachusetts. The Company’s income tax returns are subject to review and tax assessment from an income tax examination. As of December 31, 2023, the Company was not under examination by the Internal Revenue Service or other jurisdictions for any tax year.

Net Loss Per Share

Net loss per share attributable to common stockholders is calculated using the two-class method, which is an earnings allocation formula that determines net loss per share for the holders of the Company’s common shares and participating securities. The Company’s Preferred Stock contained participation rights in any dividend paid by the Company and was deemed to be a participating security. Net income attributable to common stockholders and participating preferred shares, if applicable, are allocated to each share as if all of the earnings for the period had been distributed. The participating securities did not include a contractual obligation to share in losses of the Company and were not included in the calculation of net loss per share in the periods in which a net loss is recorded. Net loss attributable to common stockholders is equal to the net loss for the period.

Diluted net loss per share is computed using the more dilutive of (a) the two-class method or (b) the treasury stock method and if-converted method. The Company allocates earnings first to preferred stockholders, if applicable, based on dividend rights and then to common and preferred stockholders, if applicable, based on ownership interests. The weighted-average number of common shares included in the computation of diluted net loss gives effect to all potentially dilutive common equivalent shares, including outstanding stock options and Preferred Stock. Common stock equivalent shares are excluded from the computation of diluted net loss per share if their effect is antidilutive. In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is generally the same as basic net loss per share attributable to common stockholders since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

Subsequent Events

The Company considers events or transactions that occur after the consolidated balance sheet date but prior to the issuance of the consolidated financial statements to provide additional evidence for certain estimates or to identify matters that require additional disclosure. The Company has evaluated events occurring after the date of its consolidated balance sheet, through March 21, 2024, the date these consolidated financial statements were available to be issued (see Note 17).

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

Recently Issued Accounting Pronouncements Not Yet Adopted

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized as follows (in thousands):

	December 31, 2023
	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$55,001	$—	$—
U.S. Treasury notes	—	255,419	—
Total	$55,001	$255,419	$—

	December 31, 2022
	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$40,783	$—	$—
Total	$40,783	$—	$—

The fair value of the Company’s Level 1 cash equivalents, consisting of money market funds, is based on quoted market prices in active markets with no valuation adjustment. The fair value of the Company’s Level 2 cash equivalents, consisting of U.S. Treasury notes with original maturities of three months or less, is determined through third-party pricing services. The amortized cost of the U.S. treasury notes approximates the fair value. There have been no impairments of the Company’s assets measured and carried at fair value during the twelve months ended December 31, 2023 and 2022. In addition, there were no changes in valuation techniques or transfers between Level 1, Level 2 and Level 3 financial assets during the twelve months ended December 31, 2023 and 2022. The Company did not have any non-recurring fair value measurements on any assets or liabilities during the twelve months ended December 31, 2023 and 2022.

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

The following table provides a summary of changes in fair value of the Level 3 liabilities related to the Roche Agreement (in thousands):

Year Ended December 31, 2022
Derivative liability
Balance at the beginning of the year	$6,450
Change in fair value of derivative liability	61
Settlement of derivative liability upon issuance of common stock to Roche	(6,511)
Balance at the end of the year	$—

As described in Note 1, in connection with the merger, the stockholders of Gemini at the Effective Time received a CVR to receive consideration from the Company upon its receipt of certain proceeds, resulting from a disposition of Gemini’s pre-merger assets within one year after the closing of the merger, calculated in accordance with the CVR Agreement. The disposition period ended December 29, 2023 and no dispositions of Gemini's pre-merger assets were made during the disposition period. Therefore, there were no CVR payments made to the holders and there will not be any future CVR payments to the holders. The fair value of the CVR liability was zero and de minimis as of December 31, 2023 and 2022, respectively. The fair value of the CVR liability was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The Company used a discounted cash flow approach to value the CVR liability. As inputs into the valuation, the Company considered the probabilities of success of certain potential payments, the amount of the payments, and a discount rate of 13.2% determined using an implied credit spread adjusted based on companies with similar credit risk.

5. Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash consisted of the following (in thousands):

	December 31,	December 31,
	2023	2022
Cash and cash equivalents	$360,382	$194,611
Restricted cash	234	177
Total cash, cash equivalents and restricted cash as shown on the consolidated statements of cash flows	$360,616	$194,788

6. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,	December 31,
	2023	2022
Computer equipment	$231	$169
Furniture and fixtures	184	144
Less: Accumulated depreciation	(245)	(145)
Property and equipment, net	$170	$168

7. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,	December 31,
	2023	2022
Accrued employee-related expenses	$5,790	$3,623
Accrued research and development	1,986	1,817
Accrued professional fees	317	463
Accrued other	52	206
Total accrued expenses	$8,145	$6,109

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

During the twelve months ended December 31, 2023 and 2022, the Company recorded research and development expense of $0.3 million and $0.8 million, respectively, related to its arrangements with Aurigene.

License and Stock Purchase Agreement with AbbVie Deutschland GmbH & Co. KG (“AbbVie”)

In September 2019, Private Disc entered into an agreement with AbbVie, pursuant to which AbbVie granted Private Disc an exclusive license, with the right to grant sublicenses, to certain AbbVie intellectual property.

Under this agreement, Private Disc paid a non-refundable, non-creditable upfront fee of $0.6 million. The Company is also obligated to make future payments upon the achievement of certain development, commercialization and sales-based milestones up to $18.0 million, $45.0 million and $87.5 million, respectively on a licensed product-by-licensed product basis. In addition, the Company is also obligated to pay royalties based on net sales of the licensed products on a licensed product-by-licensed product and country-by-country basis. As of December 31, 2023, none of the milestones had been achieved.

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

The Company is obligated to make contingent payments to Roche up to an aggregate of $50.0 million in development and regulatory milestone payments for development and approval in a first indication and up to an aggregate of $35.0 million in development and regulatory milestone payments for development and approval in a second indication. The Company is also obligated to make contingent payments to Roche up to an aggregate of $120.0 million based on achievement of certain thresholds for annual net sales of licensed products. As of December 31, 2023, none of the milestones had been achieved. Roche is also eligible to receive tiered royalties on net sales of commercialized products, at rates ranging from high single-digits to high teens.

A description of the derivative liability related to the Roche agreement settled in 2022 is included in Note 4.

License Agreement with Mabwell

In January 2023, the Company entered into an exclusive license agreement with Mabwell Therapeutics, Inc. (“Mabwell”), pursuant to which Mabwell granted the Company an exclusive and sublicensable license to certain Mabwell intellectual property.

In connection with the agreement, the Company paid Mabwell an upfront payment of $10.0 million in March 2023. In October 2023, the Company dosed the first patient in the Phase 1 clinical trial of polycythemia vera for DISC-3405, resulting in a milestone payment of $5.0 million due to Mabwell. In addition, the Company is obligated to pay certain development and regulatory milestone payments for the licensed products, for up to three indications, up to a maximum aggregate amount of $127.5 million, as well as certain commercial milestone payments for certain licensed product net sales achievements, up to a maximum aggregate amount of $275.0 million. The Company is further obligated to pay a tiered percentage of revenue that the Company receives from its sublicensees ranging from a low third decile percentage to a low first decile percentage. In addition, the Company is obligated to pay Mabwell a royalty on annual net sales of all licensed products at a tiered rate ranging from low single-digits to high single-digits.

9. Convertible Preferred Stock

As of December 31, 2023 and 2022, the Company was authorized to issue up to 10,000,000 shares of preferred stock at a par value of $0.0001, with no shares issued or outstanding.

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

As of December 31, 2023, the authorized capital stock of the Company included 100,000,000 shares of common stock, $0.0001 par value per share. Prior to the merger, the holders of Private Disc’s common stock were subject to and qualified by the rights, powers and preferences of the holders of the Preferred Stock. Each share of common stock entitles the holder to one vote on all matters submitted to the stockholders for a vote.

As of December 31, 2023 and 2022, the Company reserved 2,459,037 and 2,640,590, respectively, of common stock for the exercise of stock options and 204,081 shares of common stock were reserved for the exercise of pre-funded warrants.

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

ATM Program

In January 2023, the Company filed a shelf registration statement on Form S-3 with the SEC, which covered the offering, issuance and sale by the Company of up to an aggregate of $300.0 million of the Company’s common stock, preferred stock, debt securities, warrants or units (the “January 2023 Shelf”). Subsequently in January 2023, the Company entered into a Sales Agreement (the “Sales Agreement”) with SVB Securities LLC, as sales agent, to provide for the offering, issuance and sale by the Company of up to $100.0 million of the Company’s common stock from time to time in “at-the-market” (“ATM”) offerings under the January 2023 Shelf. Effective June 12, 2023, the ATM program with SVB Securities LLC was suspended. Following the date of the ATM suspension, the Company did not make any further sales of its common stock pursuant to the Sales Agreement. The Sales Agreement was terminated effective September 28, 2023. In connection with the ATM suspension, the Company recognized the remaining capitalized issuance costs of $0.3 million as general and administrative expense in the consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2023.

As of September 30, 2023, the Company had sold an aggregate of 825,350 shares of common stock in ATM offerings under the January 2023 Shelf and pursuant to the Sales Agreement. Aggregate gross proceeds from the transactions were $20.0 million and the Company received $19.5 million in net proceeds, after deducting placement agent fees and offering expenses.

In October 2023, the Company entered into an Open Market Sale Agreement with Jefferies LLC as sales agent (the “ATM Agreement”) to provide for the offering, issuance and sale by the Company of up to $59.7 million of the Company’s common stock from time to time in ATM offerings under the January 2023 Shelf.

In November 2023, the Company filed a shelf registration statement on Form S-3 with the SEC, which covered the offering, issuance and sale by the Company of up to an aggregate of $400.0 million of the Company’s common stock, preferred stock, debt securities, warrants or units (the “November 2023 Shelf”). On December 5, 2023, the Company and Jefferies LLC entered into an amendment to the ATM Agreement to increase the aggregate offering price of the shares of common stock that the Company may offer under the ATM Agreement from $59.7 million to $200.0 million. The material terms and conditions of the ATM Agreement otherwise remained unchanged.

As of December 31, 2023, the Company had sold an aggregate of 141,914 shares of common stock in ATM offerings under the November 2023 Shelf and pursuant to the ATM Agreement. Aggregate gross proceeds from the transactions were $7.2 million and the Company received $7.0 million in net proceeds, after deducting placement agent fees and offering expenses.

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

During the twelve months ended December 31, 2023, all of the pre-funded warrants were exercised in a cashless transaction which resulted in 1,229,221 shares of common stock being issued to the investor.

Follow-On Public Offering

In June 2023, the Company issued 3,015,919 shares of its common stock upon the completion of its public follow-on offering, which included the exercise in full by the underwriters of their option to purchase up to 420,000 additional shares of common stock, at a public offering price of $49.00 per share. The Company also sold, in lieu of shares of the Company’s common stock, pre-funded warrants to purchase an aggregate of 204,081 shares of common stock at a price of $48.9999 per pre-funded warrant. The Company received aggregate net proceeds of $147.9 million, after deducting offering expenses of $9.9 million. As of December 31, 2023, none of the 204,081 pre-funded warrants had been exercised.

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

The number of shares of common stock reserved for issuance as of December 31, 2023 and 2022 was 1,505,624 and 1,672,599 shares, respectively. As of December 31, 2023 and 2022, there are no options available for grant. Upon completion of the merger, the Company ceased granting awards under the Private Disc Plan.

2021 Stock Option and Incentive Plan

In February 2021, Gemini adopted the 2021 Stock Option and Incentive Plan ("the 2021 Plan") reserving shares of common stock to grant incentive stock options or nonqualified stock options for the purchase of common stock, stock appreciation rights, restricted stock awards, restricted stock units, unrestricted stock awards, cash-based awards and dividend equivalent rights to employees, officers, directors and consultants. Upon approving the 2021 Plan in February 2021, Gemini ceased granting awards under its then existing 2017 Stock Option and Grant Plan. Incentive stock options may only be granted to employees. The 2021 Plan is administered by the plan administrator, which is the compensation committee of the Company’s board of directors, provided therein, which has discretionary authority, subject only to the express provisions of the 2021 Plan, to interpret the 2021 Plan; determine eligibility for and grant awards; determine form of settlement of awards (whether in cash, shares of stock, other property or a combination of the foregoing), determine, modify or waive the terms and conditions of any award; prescribe forms, rules and procedures; and otherwise do all things necessary to carry out the purposes of the 2021 Plan. As of December 31, 2023, 1,561,926 shares remained available for future issuance under the 2021 Plan. The number of shares of common stock reserved for issuance under the 2021 Plan automatically increases on January 1 of each calendar year, starting on January 1, 2022 and continuing through January 1, 2031, in an amount equal to 4% of the total number of shares of the Company’s capital stock outstanding on the last day of the calendar month before the date of each automatic increase, or a lesser number of shares determined by the Company’s board of directors.

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

2021 Employee Stock Purchase Plan

In July 2021, Gemini’s board of directors approved the 2021 Employee Stock Purchase Plan (the "2021 ESPP"). The first offering period under the 2021 ESPP began on December 1, 2021. As of December 31, 2023, 222,953 shares remained available for future issuance under the 2021 ESPP. The number of shares of common stock reserved for issuance under the 2021 ESPP automatically increases on January 1 of each calendar year, starting on January 1, 2023 and continuing through January 1, 2031, in an amount equal to the least of (a) 1% of the total number of shares of the Company’s capital stock outstanding on the last day of the calendar month before the date of each automatic increase, (b) 43,055 shares of common stock, or (c) such number of shares determined by the Company’s board of directors.

2021 Inducement Plan

In February 2021, Gemini’s board of directors approved the 2021 Inducement Plan. The 2021 Inducement Plan is a non-stockholder approved stock plan under which equity awards are granted to induce highly-qualified prospective officers and employees who are not currently employed by the Company to accept employment and provide them with a proprietary interest in the Company. From the completion of the merger through December 31, 2023, the Company had not granted awards under the 2021 Inducement Plan. As of December 31, 2023, 153,712 shares remained available for future issuance under the plan.

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

The following table summarizes stock option activity for the year ended December 31, 2023.

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at December 31, 2022	2,640,590	$16.19	8.08	$25,513
Granted	236,503	43.42
Exercised	(254,432)	11.09
Forfeited	(21,173)	17.90
Expired	(142,451)	111.15
Outstanding at December 31, 2023	2,459,037	$13.82	7.81	$109,078
Exercisable at December 31, 2023	1,271,208	$9.78	7.08	$61,992

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the common stock as of the end of the period. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2023 and 2022 was $8.3 million and $0.6 million, respectively.

The weighted-average assumptions used to estimate the fair value of stock options granted were as follows:

	Year Ended December 31,
	2023	2022
Risk-free interest rate	4.03%	3.54%
Expected term (in years)	6.88	5.94
Expected volatility	59%	60%
Expected dividend yield	0%	0%
Fair value per share of common stock	$43.42	$13.94

The weighted-average grant date fair value of options granted in the years ended December 31, 2023 and 2022 was $26.54 and $8.13 per share, respectively.

The total fair value of options vested during the years ended December 31, 2023 and 2022 was $3.7 million and $1.9 million, respectively.

Shares of Restricted Common Stock

As of December 31, 2023, the Company had issued a total of 63,061 shares of restricted common stock to the founders of Private Disc pursuant to subscription agreements and to certain key employees pursuant to the Private Disc Plan at $0.0001 per share. The stock restrictions relate to the sale and transferability of the stock and lapse over the defined vesting period in the restricted stock agreement. The vesting period is generally contingent upon continued employment or consulting services being provided to the Company. In the event of termination, the Company has the right, but not the obligation to repurchase the unvested shares at the original purchase price. As of December 31, 2023, all awards of restricted common stock were fully vested.

A summary of restricted common stock activity is as follows:

	Year Ended December 31,
	2023	2022
Unvested at the beginning of the year	1,916	10,170
Vested	(1,916)	(8,254)
Unvested at the end of the period	—	1,916

Stock-Based Compensation Expense

Total stock-based compensation expense recorded as research and development and general and administrative expenses, respectively, for employees, directors and non-employees is as follows (in thousands):

	Year Ended December 31,
	2023	2022
Research and development	$1,767	$581
General and administrative	3,763	1,508
Total stock-based compensation expense	$5,530	$2,089

As of December 31, 2023, the total unrecognized stock-based compensation expense related to outstanding awards was $11.5 million and is expected to be recognized over a weighted-average period of 2.63 years.

12. Income Taxes

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2023	2022
Federal statutory income tax rate	21.0%	21.0%
State income taxes, net of federal benefit	8.0	6.3
Federal and state research and development tax credits	4.0	3.5
Stock-based compensation	1.3	(0.4)
Other	(0.7)	0.1
Change in deferred tax asset valuation allowance	(33.6)	(30.5)
Effective income tax rate	0%	0%

For the twelve months ended December 31, 2023, the Company recorded income tax expense of $0.1 million due to state income tax resulting from higher interest income. For the twelve months ended December 31, 2022, the Company recorded no income tax expense due to the Company’s net operating loss (“NOL”) and full valuation allowance.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company’s net deferred income taxes are as follows (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$24,312	$18,882
Research and experimental expenditures	20,598	7,608
Tax credits	7,202	3,550
Capitalized licenses	6,890	3,142
Accrued expenses	1,513	2,416
Stock-based compensation	1,234	565
Operating lease liabilities	574	359
Total deferred tax assets	62,323	36,522
Valuation allowance	(61,768)	(36,102)
Total deferred tax assets, net of valuation allowance	555	420
Deferred tax liabilities:
Operating right-of-use assets	(527)	(385)
Depreciation	(28)	(35)
Total deferred tax liabilities	(555)	(420)
Net deferred tax assets	$—	$—

The Company's income tax provision for the twelve months ended December 31, 2023 related to state and foreign income taxes. The Company has evaluated the positive and negative evidence bearing upon the reliability of its deferred tax assets. Based on this, the Company has provided a valuation allowance for the full amount of the net deferred tax assets as the realization of the deferred tax assets is not determined to be more likely than not. During the year ended December 31, 2023, the valuation allowance increased by $25.7 million primarily due to the increase in the Company’s net operating loss, capitalized expenditures and tax credit carryforwards during the period.

As of December 31, 2023, the Company had $88.1 million and $91.7 million of federal and state operating loss carryforwards, respectively. The pre-merger net operating loss carryforwards of Gemini were written off in the transaction as these would be permanently restricted from use as a result of Section 382 of the Internal Revenue Code of 1986 (“Section 382”). Substantially all of the federal NOLs are not subject to expiration and the state NOLs begin to expire in 2037. These loss carryforwards are available to reduce future federal taxable income, if any. As of December 31, 2023, the Company also had federal and state research and development tax credit carryforwards of $5.8 million and $1.8 million respectively, to offset future income taxes, which will begin to expire beginning in December 2032. These loss carryforwards are subject to review and possible adjustment by the appropriate taxing authorities.

Utilization of the Company’s NOL carryforwards and research and development credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future in accordance with Section 382 as well as similar state provisions. These ownership changes may limit the amount of NOL and research and development credit carryforwards that can be utilized annually to offset future taxable income and taxes, respectively. In general, an ownership change as defined by Section 382 results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50% over a three-year period. Since its formation, the Company has raised capital through the issuance of capital stock on several occasions. These financings could result in a change of control as defined by Section 382. The Company has not yet conducted an analysis under Section 382 to determine if historical changes in ownership through December 31, 2023, would limit or otherwise restrict its ability to utilize its NOL and research and development credit carryforwards. In addition, future changes in ownership occurring after December 31, 2023 could affect the limitation in future years, and any limitation may result in expiration of a portion of the NOL or research and development credit carryforwards before utilization.

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

On December 18, 2015, the Protecting Americans from Tax Hikes (“PATH”) Act of 2015 was signed into law. The PATH Act has created several research and development credit provisions, including allowing a qualified small business to utilize the research credit against the employer portion of payroll tax (i.e., FICA tax) not exceeding $0.3 million per year. This provision is available for credits generated in tax years beginning after 2015. The Company does not qualify as a small business for 2023 and will not elect to make a small business election.

The Company follows the provisions of ASC Topic 740-10, Accounting for Uncertainty in Income Taxes, which specifies how tax benefits for uncertain tax positions are to be recognized, measured, and recorded in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the consolidated balance sheets; and provides transition and interim period guidance, among other provisions. As of December 31, 2023 and 2022, the Company has not recorded any amounts for uncertain tax positions. The Company’s policy is to recognize interest and penalties accrued on any uncertain tax positions as a component of income tax expense, if any, in its consolidated statements of operations and comprehensive loss. As of December 31, 2023 and 2022, the Company had no reserves for uncertain tax positions. For the years ended December 31, 2023 and 2022, no estimated interest or penalties were recognized on uncertain tax positions.

The Company’s tax returns for the years ended December 31, 2019 to December 31, 2023 remain open and subject to examination by the Internal Revenue Service and state taxing authorities.

13. Net Loss Per Share

Basic and diluted net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average common shares outstanding. The weighted-average common shares outstanding used in the basic and diluted net loss per share calculation includes the pre-funded warrants issued in connection with the Company’s follow-on public offering in June 2023 and registered direct offering in February 2023 as the pre-funded warrants are exercisable for nominal cash consideration. In September 2023, 1,229,224 of the pre-funded warrants were exercised in a cashless transaction which resulted in 1,229,221 shares of common stock being issued to the investor. As of December 31, 2023, 204,081 pre-funded warrants were outstanding. The following table sets forth the computation of the Company’s basic and diluted net loss per share (in thousands, except share and per share data):

	Year Ended December 31,
	2023	2022
Numerator:
Net loss attributable to common stockholders-basic and diluted	$(76,429)	$(46,827)
Denominator:
Weighted-average common shares outstanding-basic and diluted	22,315,877	1,039,490
Net loss per share attributable to common stockholders-basic and diluted	$(3.42)	$(45.05)

The Company has generated a net loss in all periods presented, so the basic and diluted net loss per share are the same, as the inclusion of the potentially dilutive securities would be anti-dilutive. The Company excluded the following from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect:

	December 31,
	2023	2022
Unvested restricted common stock	—	1,916
Options to purchase common stock	2,459,037	2,640,590
Employee stock purchase program	4,878	—

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

Legal Proceedings

The Company, from time to time, may be party to litigation arising in the ordinary course of business. The Company was not subject to any material legal proceedings during the twelve months ended December 31, 2023 and 2022 and, to the best of its knowledge, no material legal proceedings are currently pending or threatened.

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

15. Leases

In October 2021, Private Disc entered into a five-year lease through November 2026 of 7,566 square feet of office space located at 321 Arsenal Street, Watertown, Massachusetts to be used as its corporate headquarters. In June 2023, the lease was amended to allow the landlord to perform certain maintenance activities expected to be completed by the end of 2023 and to provide rent abatement of $0.2 million. The amendment was accounted for as a modification resulting in a new incremental borrowing rate and a reduction to the right-of-use asset and lease liability of $0.2 million. In September 2023, the Company recognized a reassessment event which was accounted for as a modification resulting in a new incremental borrowing rate and a reduction to the right-of-use asset and lease liability of an additional $0.2 million. In November 2023, the Company recognized another reassessment event which was accounted for as a modification resulting in an increase to the right-of-use asset and lease liability of $0.1 million.

In June 2023, the Company entered into a sublease for a term of approximately three and a half years through November 2026, consisting of 9,281 square feet of office space on the second floor of the corporate headquarters in Watertown, Massachusetts. Fixed lease payments include base rent, subject to annual rent increases, and a management fee. Variable lease payments include the Company’s allocated share of costs incurred for real estate taxes, utilities, and other operating expenses applicable to the leased premises. Pursuant to the lease, the Company is also obligated to pay for certain administrative costs, taxes and operating expenses.

The components of lease expense were as follows (in thousands):

	Year Ended December 31,
	2023	2022
Operating lease costs	$422	$422
Variable lease costs	159	177
Total lease expense	$581	$599

Other information related to the Company’s leases is as follows (in thousands, except term and discount rate amounts):

	Year Ended December 31,
	2023	2022
Weighted average remaining lease term	2.92 years	3.91 years
Weighted average discount rate	10.0%	5.5%
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$186	$480

A maturity analysis of the annual undiscounted cash flows reconciled to the carrying value of the operating lease liabilities as of December 31, 2023, reflective of the Company’s election to account for lease and non-lease components together, is as follows (in thousands):

Year Ending December 31,	Operating Leases
2024	845
2025	850
2026	729
Total minimum lease payments	2,424
Less imputed interest	(323)
Present value of lease liabilities	$2,101

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

17. Subsequent Events

The Company has completed an evaluation of all subsequent events after the audited consolidated balance sheet date of December 31, 2023 through the date these consolidated financial statements were issued to ensure that these consolidated financial statements include appropriate disclosure of events both recognized in the consolidated financial statements as of December 31, 2023, and events which occurred subsequently but were not recognized in the consolidated financial statements. Non-recognizable subsequent events are summarized below.

ATM Program

As of March 21, 2024, the issuance date of these consolidated financial statements, the Company has sold an aggregate of 234,449 shares of common stock in ATM offerings under the November 2023 Shelf and pursuant to the ATM Agreement for aggregate gross proceeds of $15.3 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Principal Executive Officer (our Chief Executive Officer) and Principal Financial Officer (our Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, it used the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2023.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm on internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control Over Financial Reporting

Other than as discussed above, there have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the twelve months ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

The following table discloses any officer (as defined in Rule 16a-1(f) under the Exchange Act) or director who entered into, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K) during the three months ended December 31, 2023:

Name and Title	Type of Trading Arrangement	Action Taken (Date of Action)	Duration or End Date	Aggregate Number of Securities to be Sold	Description of Trading Arrangement
William White Director	Trading plan intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c)	Adoption (December 13, 2023)	End Date (December 31, 2024)	16,572	Sale
William Savage Chief Medical Officer	Trading plan intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c)	Adoption (December 20, 2023)	End Date (August 30, 2024)	23,341	Sale

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age and position of each of the individuals who serve as executives and directors of our company as of February 29, 2024.

Name	Age	Position
Executive Officers:
John Quisel, J.D., Ph.D.	52	Chief Executive Officer and Director
Jean Franchi	57	Chief Financial Officer
Jonathan Yu, MBA	43	Chief Operating Officer
William Savage, MD, Ph.D.	49	Chief Medical Officer
Pamela Stephenson, MPH	56	Chief Commercial Officer
Rahul Khara, Pharm.D., J.D.	42	General Counsel

Non-Employee Directors:
Donald Nicholson, Ph.D.	66	Executive Chairman and Director
Mona Ashiya, Ph.D.	55	Director
Kevin Bitterman, Ph.D.	47	Director
Mark Chin, MS, MBA	41	Director
Georges Gemayel, Ph.D.	63	Director
Liam Ratcliffe, MD, Ph.D.	60	Director
William White, MPP, J.D.	51	Director

Each executive officer serves at the discretion of the board and will hold office until his or her successor is duly elected and qualified or until his or her earlier resignation or removal. There are no family relationships among any of our directors or executive officers.

Executive Officers

John Quisel, J.D., Ph.D. has served as our President, Chief Executive Officer and as a member of our board of directors since February 2020. Previously, from October 2006 through February 2020, Dr. Quisel served in various positions at Acceleron Pharma Inc., or Acceleron, a biopharmaceutical company, most recently as Chief Business Officer. Prior to joining Acceleron, Dr. Quisel worked as an associate at the law firms of Ropes & Gray and Foley Hoag. Since November 2023, Dr. Quisel serves as a board member of Gossamer Bio, Inc. (Nasdaq: GOSS). Dr. Quisel holds an A.B. from Harvard University, an M.S. from Stanford University, a Ph.D. from the Massachusetts Institute of Technology, and a J.D. from Harvard Law School. Dr. Quisel is qualified to serve as a member of our board because of his significant scientific industry and management experience, including the experience gained from prior service as a Chief Business Officer.

Jean Franchi has served as our Chief Financial Officer since February 2024. Previously, Ms. Franchi served as the Chief Financial Officer of Replimune Group, Inc. (Nasdaq: REPL), a biotechnology company, from December 2019 to June 2023. From August 2017 to May 2019, Ms. Franchi served as the Chief Financial Officer of Merrimack Pharmaceuticals, Inc., a biopharmaceutical company. From August 2015 to July 2017, she served as Chief Financial Officer, Treasurer and Secretary at Dimension Therapeutics, Inc., a biotechnology company. From February 2012 to July 2015, Ms. Franchi served as Chief Financial Officer at Good Start Genetics, Inc., a molecular genetics information company. From 1995 to 2011, Ms. Franchi held various positions at Sanofi S.A., including Senior Vice President of Corporate Finance, Senior Vice President of Business Unit Finance, and Vice President of Finance and Controller, Product Line and International Group. Ms. Franchi holds a B.B.A. from Hofstra University.

Jonathan Yu, MBA has served as our Chief Operating Officer since February 2024, and was previously our Chief Business Officer from August 2021 to February 2024, and our Senior Vice President of Corporate Development from July 2020 to August 2021. Previously, Mr. Yu co-founded Qpex Biopharma, a biotechnology company, where he served as the Vice President of Corporate Strategy, Finance and Operations from October 2018 to July 2020. Prior to Qpex, Mr. Yu served in various leadership roles at The Medicines Company, a pharmaceutical company, from July 2013 to July 2018, most recently serving as Vice President of Strategic Planning and Corporate Development. Mr. Yu has also held a variety of roles at SR One, Acceleron and Johnson & Johnson, spanning commercial planning and assessment, business development and finance. Mr. Yu holds an A.B. from Harvard College and an M.B.A. from the Wharton School of the University of Pennsylvania.

William Savage, M.D., Ph.D. has served as our Chief Medical Officer since August 2021 and was previously our Vice President, Head of Clinical Development from August 2020 to August 2021. Previously, he served as Senior Medical Director at Magenta Therapeutics, a biotechnology company, from July 2019 to July 2020. Prior to Magenta Therapeutics, he was the Global

Clinical Development Lead in Hematology at Shire plc and Takeda Pharmaceutical Company, following its acquisition of Shire, both pharmaceutical companies, from January 2017 to July 2019. Dr. Savage was also an Assistant Professor of Pathology at Harvard Medical School/Brigham and Women’s Hospital from July 2012 to January 2017. Dr. Savage started his career at Johns Hopkins University School of Medicine, where he was Associate Medical Director, Transfusion Medicine and Assistant Professor of Pediatric Hematology. Dr. Savage holds a B.A. from Columbia University, an M.D. with honors in research from Weill Cornell Medical College and a Ph.D. from the Johns Hopkins Bloomberg School of Public Health.

Pamela Stephenson, MPH has served as our Chief Commercial Officer since February 2024. Previously, Ms. Stephenson served as Chief Commercial Officer at Albireo Pharma, Inc., a biopharmaceutical company, from March 2019 to April 2023. Prior to that, she served as a Vice President at Vertex Pharmaceuticals, Inc. (Nasdaq:VRTX), a biotechnology company, from July 2008 to March 2019. Prior to Vertex, she held roles of increasing strategic importance at Pfizer Inc. (Nasdaq: PFE), a pharmaceutical company, from October 1998 to June 2008. Ms. Stephenson holds a B.A. from Brown University and an M.P.H. from Boston University School of Public Health.

Rahul Khara, Pharm.D., J.D., has served as our General Counsel since December 2021 and as our Compliance Officer and Secretary since December 2022. Dr. Khara previously served as Vice President, Legal and Chief Compliance Officer at Acceleron from August 2018 to December 2021. Prior to joining Acceleron, Dr. Khara was a Senior Associate at the law firm Arnold & Porter LLP from March 2015 to August 2018. Prior to that, Dr. Khara was a Senior Associate at the law firm Sidley Austin LLP from September 2008 to March 2015. Dr. Khara received his J.D. from the University of Michigan Law School and earned a Pharm.D. from Rutgers University.

Non-Employee Directors

Donald Nicholson, Ph.D. has served as Executive Chairman of our board of directors since April 2019. Dr. Nicholson is the former chief executive officer of Nimbus Therapeutics, LLC, or Nimbus, a biotechnology company, serving from August 2014 to October 2018. Prior to joining Nimbus, Dr. Nicholson held various strategic, leadership and operational roles in diverse therapeutic areas, including respiratory, inflammation, immunology, bone, endocrine, urology, infectious disease and neurosciences at Merck from April 1998 to July 2013. Dr. Nicholson has co-authored more than 150 publications in peer-reviewed scientific and medical journals and is internationally recognized for his contributions to the field of apoptotic cell death. He also serves as a member on the board of directors of Generation Bio (Nasdaq: GBIO), Jnana Therapeutics, Muna Therapeutics, Matchpoint Therapeutics and NodThera. Dr. Nicholson previously served on the board of directors of Kymera Therapeutics, Inc. (Nasdaq: KYMR) from November 2017 to November 2022. Dr. Nicholson received his Ph.D. and an Honors B.Sc. degree in Biochemistry from the University of Western Ontario, and trained as a Medical Research Council postdoctoral fellow at the University of Munich in Germany. Dr. Nicholson is qualified to serve as a member of our board of directors due to his extensive experience in leadership positions throughout the life sciences industry and his strong scientific background.

Mona Ashiya, Ph.D. has served as a member of our board of directors since September 2021. Dr. Ashiya is currently a Partner at OrbiMed Advisors LLC, an investment firm, where she has been employed since October 2010. Dr. Ashiya currently serves on the board of directors of several private companies. Dr. Ashiya also previously served on the board of directors of Prevail Therapeutics Inc. (Nasdaq: PRVL), from October 2017 to March 2019, and Sierra Oncology, Inc. (Nasdaq: SRRA), from November 2019 to July 2022. Dr. Ashiya received her B.A. from the University of California, Berkeley and her Ph.D. in Cellular, Molecular and Developmental Biology from the University of Pittsburgh. Dr. Ashiya is qualified to serve on our board of directors based on her roles on public and private boards of directors as well as her extensive experience in investing in healthcare companies.

Kevin Bitterman, Ph.D. has served as a member of our board of directors since November 2017. Dr. Bitterman currently serves as a partner at venture firm Atlas Venture Life Science Advisors, LLC, or Atlas, a venture capital firm, where he has been employed since June 2017 and where he focuses on investments in life science companies. Prior to joining Atlas, Dr. Bitterman was a partner at Polaris Partners, an investment firm, as a member of the healthcare team from July 2004 to May 2017. Dr. Bitterman serves on the boards of Resonance Medicine, Nvelop Therapeutics, Judo Bio, Kinaset Therapeutics, Mariana Oncology, and Remix Therapeutics. He is board chair at Chroma Medicine and at Vedere Bio II following Novartis’ acquisition of Vedere Bio. Dr. Bitterman was the founding CEO of Editas Medicine (Nasdaq: EDIT), Morphic Therapeutics (Nasdaq: MORF) and Wisterra (acquired by Otsuka), and co-founded Genocea Biosciences (Nasdaq: GNCA). Dr. Bitterman previously served as a director of Akero Therapeutics, Inc. (Nasdaq: AKRO), Kala Pharmaceuticals, Inc. (Nasdaq: KALA) and Taris Biomedical (acquired by Johnson & Johnson) among other ventures. Dr. Bitterman also serves as board chair of the New England Venture Capital Association. Dr. Bitterman received a B.A. in biology from Rutgers College and a Ph.D. in genetics from Harvard Medical School. Dr. Bitterman is qualified to serve on our board of directors due to his extensive experience investing in, guiding, and leading start-up and early phase companies, as well as his experience as a director of other companies.

Mark Chin, M.S., M.B.A. has served as a member of our board of directors since September 2021. Mr. Chin has served as partner at Avoro Capital, a biotechnology-focused investment firm, since November 2023. From April 2020 to November 2023 and August 2016 to April 2020, Mr. Chin served as a managing director and, an investment director, respectively, at Arix

Bioscience PLC, or Arix Bioscience, a biotechnology-focused venture capital firm. Prior to Arix Bioscience, Mr. Chin was a principal at Longitude Capital, a healthcare venture capital firm, from September 2012 to August 2016, where he focused on investments in both private and public biotechnology and medical technology companies. Prior to Longitude Capital, Mr. Chin was a consultant at the Boston Consulting Group, a global management consulting firm, from January 2011 to September 2012, where he managed strategy and corporate development projects for pharmaceutical and biotechnology companies, and prior to Boston Consulting Group, he worked in corporate development at Gilead Sciences, a biotechnology company, and in market planning at Genentech, a biotechnology company. Mr. Chin currently serves as a member of the boards of directors of Imara Inc. (Nasdaq: IMRA) and a number of private biotechnology companies. Mr. Chin received a B.S. from the University of California at San Diego, a M.S. from the University of Pennsylvania, and a M.B.A. from The Wharton School at the University of Pennsylvania. We believe Mr. Chin is qualified to serve on our board of directors based on his extensive experience investing in, guiding, and leading start-up and early phase companies, as well as his experience as a director of other companies.

Georges Gemayel, Ph.D. has served as a member of our board of directors since December 2022. Prior to that, Dr. Gemayel served as Gemini Therapeutics’ Interim President and Chief Executive Officer from February 2022 to December 2022, Executive Chairperson of the Board from November 2021 to December 2022 and Chairperson of the Board from May 2021 to November 2021. Dr. Gemayel has over 30 years of experience in the pharmaceutical industry, including management and executive positions in the U.S., Europe and the Middle East. Dr. Gemayel currently serves on the board of directors of Supernus Pharmaceuticals, Inc., and is the chair of the boards of Flamingo, Enterome SA, and GlycoEra. Previously, Dr. Gemayel served as Executive Chair of FoldRx Pharmaceuticals and of Syndexa Pharmaceuticals, as Chair of Oxthera AB, Dimension Therapeutics, Orphazyme A/S, Epitherapeutics and Dynacure, and as Director of Prosensa, Raptor Pharmaceuticals, NPS Pharma, Momenta Pharmaceuticals and Adolor. From 2008 to 2009, Dr. Gemayel was President and Chief Executive Officer of Altus Pharmaceuticals Inc., a publicly traded pharmaceutical company. From 2003 to 2008, Dr. Gemayel was Executive Vice President at Genzyme Corporation where he was responsible for the company’s global therapeutics, transplant, renal and biosurgery businesses. From 1998 to 2003, Dr. Gemayel held progressively senior roles at Hoffmann Ltd. and Roche Labs, most recently as Vice President, National Specialty Care, responsible for its U.S. business for dermatology, oncology, transplantation, hepatitis and HIV. Dr. Gemayel completed his doctorate in pharmacy at St. Joseph University in Beirut, Lebanon, and earned a Ph.D. in pharmacology at University in Paris, France. Our board of directors has concluded that Dr. Gemayel possesses the expertise and extensive professional experience and knowledge that qualifies him to serve as a member of our board.

Liam Ratcliffe, M.D., Ph.D. has served as a member of our board of directors since September 2019. Dr. Ratcliffe has served as Head of Biotechnology at Access Industries, a privately held industrial group, since April 2019. Previously, Dr. Ratcliffe spent 10 years at New Leaf Venture Partners, a venture capital firm, from September 2008 through March 2019, culminating his career there as Managing Director, where he focused on investing in therapeutic and therapeutic platform companies. Prior to joining New Leaf Venture Partners, Dr. Ratcliffe was Worldwide Head of Clinical Research and Development at Pfizer Inc. (Nasdaq: PFE), where he spent 12 years of his career. Dr. Ratcliffe currently serves as a member of the boards of directors of Arvinas Inc. (Nasdaq: ARVN) since October 2015, Passage Bio Inc. (Nasdaq: PASG) since September 2019, Recludix Pharma, Inc. since December 2019, and Eliem Therapeutics Inc. (Nasdaq: ELYM) since October 2019. Previously, Dr. Ratcliffe served as a board member at Edge Therapeutics, Inc. (now PDS Biotechnology Corp., Nasdaq: PDSB) from October 2015 to November 2018, Unum Therapeutics Inc. (formerly listed on Nasdaq) from March 2018 to April 2019, Deciphera Pharmaceuticals Inc. (Nasdaq: DCPH) from September 2017 to March 2019, Aptinyx Inc. (Nasdaq: APTX) from June 2018 to April 2019, and RallyBio Corporation (Nasdaq: RLYB) from April 2018 to March 2019. Dr. Ratcliffe received a M.B.Ch.B. and a Ph.D. in immunology from University of Cape Town and an M.B.A. from the University of Michigan. Dr. Ratcliffe is qualified to serve on our board of directors because of his extensive clinical development and venture capital experience in the life sciences industry.

William White, M.P.P., J.D., has served as a member of our board of directors since December 2020. Mr. White has served as the Executive Vice President, Chief Financial Officer and Head of Corporate Development and Treasurer at Akero Therapeutics, Inc. (Nasdaq: AKRO), a biotechnology company, since April 2019. Previously, Mr. White served as a Managing Director and Head of US Life Sciences Investment Banking at Deutsche Bank, a financial service provider, from September 2017 to March 2019. Prior to that, Mr. White was a Managing Director in Healthcare Investment Banking at Citigroup from May 2006 to September 2017. Previously, Mr. White served as an associate and later as a Vice President in Healthcare Investment Banking at Goldman, Sachs & Co. from November 2000 to March 2006. Mr. White also serves as a member of the board of directors and Chair of the Audit Committee of Ventyx Bioscience (Nasdaq: VTYX). Mr. White received an A.B. from Princeton University, an M.P.P. from Harvard University and a J.D. from Columbia University. Mr. White is qualified to serve on our board of directors because of his extensive financial and investment experience in the life sciences industry.

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

The non-management directors meet at regularly scheduled executive sessions without management participation, and at least once each year an executive session with only independent directors present is held. In 2023, there were four executive sessions at which only the independent directors were present.

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

Our nominating and corporate governance committee identifies candidates for director nominees in consultation with management, through the use of independent director search firms, through recommendations submitted by stockholders or through such other methods as the nominating and corporate governance committee deems to be helpful to identify candidates. Once candidates have been identified, the nominating and corporate governance committee confirms that the candidates meet the minimum qualifications for director nominees set forth in the nominating and corporate governance committee charter. These criteria include, among other things, the skills of the candidate, his or her depth and breadth of business experience and other background characteristics, his or her independence and the needs of the board of directors.

The nominating and corporate governance committee may gather information about the candidates through questionnaires or background checks to evaluate biographical information and background material relating to potential candidates, and interviews of selected candidates by members of the committee and our board of directors. The nominating and corporate governance committee then meets as a group to discuss and evaluate the qualities and skills of each candidate, both on an individual basis and taking into account the overall composition and needs of our board of directors. Based on the results of the evaluation process, the nominating and corporate governance committee recommends candidates for the board of directors’ approval as nominees for election to the board of directors.

The board of directors does not believe that limits on the number of consecutive terms a director may serve or on the directors’ ages are appropriate for the company at this time. Instead, each director’s performance and their continued service is assessed by the nominating and corporate governance committee in light of the needs of the board of directors and other relevant factors.

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

Composition of the Board of Directors

Our board of directors currently consists of eight members, divided into three staggered classes, with one class to be elected at each annual meeting to serve for a three-year term.

Board Diversity

Our nominating and corporate governance committee has a written board diversity policy and believes that our board of directors, taken as a whole, should embody a diverse set of skills, experience, knowledge and backgrounds, including an appropriate number of women directors. The board of directors has not adopted targets for the number or proportion of directors who are female or other designated groups, as the company is committed to a merit-based system for board composition, which reflects a diverse and inclusive culture where directors believe that their views are heard, their concerns are attended to and they serve in an environment where bias, discrimination and harassment on any matter are not tolerated. When identifying suitable candidates for appointment to the board of directors, the company considers candidates on merit against objective criteria and the needs of the board of directors. When recruiting new candidates for appointment, search protocols will go beyond the networks of existing board of director members and will incorporate diversity, including identification of female candidates, as a component. Any search firm engaged to assist the board of directors or the nominating and corporate governance committee in identifying candidates for appointment to the board of directors shall be directed to include women candidates and women candidates will be included in the board of director’s evergreen list of potential board of director nominees.

The below board diversity matrix reports self-identified diversity statistics for the board of directors.

Board Diversity Matrix (As of February 29, 2024)

Total Number of Directors	8
	Female	Male	Non-Binary	Did Not Disclose Gender
Part I: Gender Identity
Directors	1	7
Part II: Demographic Background
African American or Black
Alaskan Native or Native American
Asian	1	1
Hispanic or Latinx
Native Hawaiian or Pacific Islander
White		6
Two or More Races or Ethnicities
LGBTQ+
Persons with disabilities
Visible minorities
Indigenous peoples
Did Not Disclose Demographic Background

The company does not consider the level of representation of women or other designated groups in executive officer positions and has not adopted targets for the number or proportion of executive officers who are female or members of other designated groups as the company seeks to promote individuals solely based on merit. Currently two of the executive officers are women, two of the executive officers are visible minorities and none of the executive officers are Indigenous peoples or persons with a disability.

Board and Committee Meetings

The Disc board of directors held 10 meetings during 2023. During 2023, each of the Disc directors then in office attended at least 75% of the aggregate of all meetings of the board of directors and all meetings of the committees of the board of directors on which such director then served. A director’s attendance rate is considered by the nominating and corporate governance committee when making recommendations for re-appointment of the director. Continuing directors and nominees for election as directors in a given year are required to attend the annual meeting of stockholders, barring significant commitments or special circumstances.

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

The members of the Audit Committee are William White, Liam Ratcliffe and Mark Chin. William White is the chair of the Audit Committee and our board of directors has determined that he qualifies as an “audit committee financial expert” within the meaning of SEC regulations. To qualify as independent to serve on our audit committee, listing standards of Nasdaq and the applicable SEC rules require that a director not accept any consulting, advisory or other compensatory fee from us, other than for service as a director, or be an affiliated person of the company. During the fiscal year ended December 31, 2023, the Disc audit committee met four times. We believe that the composition of the audit committee complies with the applicable requirements of the rules and regulations of Nasdaq and the SEC.

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

The members of the Compensation Committee are Donald Nicholson, Mona Ashiya and Kevin Bitterman. Dr. Nicholson is the chair of the Compensation Committee. Each member of our compensation committee will be a “non-employee” director within the meaning of Rule 16b-3 of the rules promulgated under the Exchange Act and independent within the meaning of the independent director guidelines of Nasdaq. During the fiscal year ended December 31, 2023, the Disc compensation committee met four times. We believe that the composition of the compensation committee complies with the applicable requirements of the rules and regulations of Nasdaq and the SEC.

Compensation Consultants

In fiscal year 2023, our compensation committee engaged Pearl Meyer & Partners, LLC, or Pearl Meyer, to provide compensation consulting services. During fiscal year 2023, Pearl Meyer’s services included advising on equity compensation programs and the development of the Company’s peer group and providing support and analysis regarding executive and director compensation. Our compensation committee has assessed the independence of Pearl Meyer consistent with SEC rules and Nasdaq listing standards and has concluded that the engagement of Pearl Meyer does not raise any conflict of interest.

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

The members of the Nominating and Corporate Governance Committee are Kevin Bitterman, Mona Ashiya, Donald Nicholson and Liam Ratcliffe. Dr. Bitterman is the chair of the Nominating and Corporate Governance Committee. During the fiscal year ended December 31, 2023, the Disc nominating and corporate governance committee did not meet. We believe that the composition the nominating and corporate governance committee meets the requirements for independence under, and the functioning of such nominating and corporate governance committee complies with, any applicable requirements of the rules and regulations of Nasdaq and the SEC.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and officers and holders of more than 10% of our common stock to file with the SEC, initial reports of ownership of our common stock and other equity securities on a Form 3 and reports of changes in such ownership on a Form 4 or Form 5. Directors and officers and holders of 10% of our common stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. The SEC has designated specific deadlines for these reports, and we must identify those persons who did not file these reports when due. To our knowledge, based solely on a review of copies of such forms furnished to us, and written representations made by our directors and officers regarding their filing obligations, we believe all Section 16(a) filing requirements were satisfied on a timely basis with respect to the year ended December 31, 2023.

Ownership of Our Common Stock

The information in this section is set forth below in “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters”.

Policy for Recoupment of Incentive Company (Clawback Policy)

On September 19, 2023, we adopted a policy for recoupment of incentive compensation (the “Clawback Policy”) in compliance with the requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act, final SEC rules and applicable Nasdaq listing standards (the “final clawback rules”), which covers our current and former executive officers, including all of our named executive officers. Under the Clawback Policy, in the event that we are required to prepare a restatement of our previously issued financial statements due to our material noncompliance with any financial reporting requirement under securities laws, we are required to recover (subject to certain limited exceptions described in the Clawback Policy and permitted under the final clawback rules) any cash or equity incentive-based compensation received by any current or former executive officer after the effective date of the Clawback Policy and in the three years prior to the date we are required to restate our financial statements that is in excess of the amount that would have been received based on the restated financial statements. In addition, under our Clawback Policy, in the event that we are required to restate our financial statements due to material noncompliance with any financial reporting requirement under securities laws, we must use reasonable efforts to recover (i) any cash or equity incentive compensation received by any other current or former employee of the Company in the three years prior to the date we are required to restate our financial statements that is in excess of the amount that would have been received based on the restated financial statements if we determine that the employee committed certain acts or omissions that materially contributed to the circumstances requiring the restatement and (ii) up to 100% of the cash and equity incentive compensation received by any current or former employee in the three years prior to the date we are required to restate our financial statements if we determine that the employee committed certain acts or omissions that materially contributed to the circumstances requiring the restatement.

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

The compensation provided to our named executive officers for the fiscal years ended December 31, 2023 and 2022, as applicable, is detailed in the 2023 Summary Compensation Table and accompanying footnotes and narrative that follow. Our named executive officers for the fiscal year ended December 31, 2023, which consisted of our Chief Executive Officer and our two most highly compensated executive officers other than the Chief Executive Officer, were:

1.
John Quisel, J.D., Ph.D., Chief Executive Officer
2.
William Savage, MD, Ph.D., Chief Medical Officer

3.
Joanne Bryce, CPA, Chief Financial Officer (who departed from her role as Chief Financial Officer effective February 7, 2024)

2023 Summary Compensation Table

The following table provides information regarding the total compensation awarded to, earned by, and paid to our named executive officers for services rendered to us in all capacities for the fiscal years ended December 31, 2023 and 2022, as applicable.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Option Awards ($)(2)		Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
John Quisel, J.D., Ph.D.	2023	562,000	—	—		337,200	4,261	903,461
Chief Executive Officer	2022	476,477	—	1,081,150		273,638	—	1,831,265
William Savage, MD, Ph.D.	2023	458,000	—	—		219,840	9,900	687,740
Chief Medical Officer	2022	378,234	20,000	318,803		173,719	—	890,756
Joanne Bryce, CPA(5)	2023	419,000	—	1,123,795	(6)	201,120	8,847	1,752,762
Chief Financial Officer	2022	355,884	20,000	277,221		163,438	—	816,543

(1)
The amounts reported reflect salaries earned by each named executive officer during the respective fiscal year.
(2)
The amounts reported represent the aggregate grant date fair value of the stock options awarded to our named executive officers during the 2023 and 2022 fiscal years, as applicable, calculated in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 718. Such grant date fair values do not take into account any estimated forfeitures. The assumptions used in calculating the grant date fair value of the stock options reported in this column are set forth in Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K. The amounts reported in this column reflect the accounting cost for the stock options and do not correspond to the actual economic value that may be received by our named executive officers upon the exercise of the stock options or any sale of the common stock underlying such stock options.
(3)
The amounts represent bonuses earned as of December 31, 2023, upon the attainment of one or more pre-established performance goals established by our board of directors on an annual basis.
(4)
The amounts represent safe harbor matching contributions under our 401(k) plan to our named executive officers in 2023.
(5)
Ms. Bryce was a consultant to us until September 14, 2021 when she transitioned to Chief Financial Officer. Effective February 7, 2024, Ms. Bryce departed from her role as Chief Financial Officer and transitioned to an independent contractor advisor.
(6)
The amount reported reflects an accounting charge relating to an amendment of the stock options held by Ms. Bryce of as November 27, 2023. In connection with the Bryce Separation Agreement (as defined below), our board of directors approved an extension of the post-termination exercise period relating to such stock options, such that the vested and outstanding shares subject to the stock options may be exercised until the earlier of (i) twelve months following the end of the Advisor Period (as defined below) and (ii) the original expiration date of the stock option.

Narrative to Summary Compensation Table

Base Salaries

Each named executive officer’s base salary is a fixed component of annual compensation for performing specific duties and functions, and has been established by our board of directors taking into account each individual’s role, responsibilities, skills, and expertise. Base salaries are reviewed annually, typically in connection with our annual performance review process, approved by our board of directors, and adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance and experience. The annual base salaries for Dr. Quisel, Dr. Savage, and Ms. Bryce were $562,000, $458,000 and $419,000, respectively during the fiscal year ended December 31, 2023. There were no annual base salary increases in 2023.

Annual Bonuses

For the fiscal year ended December 31, 2023, each named executive officer was eligible to earn an annual cash bonus based on the achievement of certain corporate performance metrics. Corporate objectives were primarily based on development goals for our product candidates financing and business development goals. The target annual bonus for Dr. Quisel, Dr. Savage, and Ms. Bryce for 2023 was 50%, 40%, and 40%, respectively, of their respective annual base salary as in effect on December 31, 2023.

Equity Compensation

We believe that equity grants provide executives with a strong link to our long-term performance, create an ownership culture and help to align the interests of our executives and stockholders. In addition, we believe that equity grants promote executive retention because they incentivize executive officers to remain employed during the vesting period. During the fiscal year ended December 31, 2022, in connection with our merger with Gemini, we granted stock options to each of our named executive officers. As a result, during the fiscal year ended December 31, 2023, we did not grant any equity awards to our named executive officers. However, in connection with the Bryce Separation Agreement, our board of directors approved an amendment to the stock options held by Ms. Bryce of as November 27, 2023, pursuant to which the post-termination exercise period relating to such stock options was amended to provide that the vested and outstanding shares subject to the stock options may be exercised until the earlier of (i) twelve months following the end of the Advisor Period and (ii) the original expiration date of the stock option. For additional information regarding equity awards previously granted to our named executive officers, please see the table under “Outstanding Equity Awards at 2023 Fiscal Year-End” below.

Outstanding Equity Awards at Fiscal 2023 Year-End

The following table sets forth information regarding outstanding equity awards held by our named executive officers as of December 31, 2023:

				Option Awards(1)
Name	Grant Date		Vesting Commencement Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
John Quisel, J.D., Ph.D.	12/29/2022	(2)	12/29/2022	33,000	99,002	13.50	12/28/2032
Chief Executive Officer	9/14/2021	(2)	9/1/2021	94,719	73,668	9.86	9/13/2031
	10/23/2020	(3)	10/7/2020	48,810	12,840	2.65	10/22/2030
	3/11/2020	(4)	2/25/2020	231,049	10,162	1.01	3/10/2030
William Savage, MD, Ph.D.	12/29/2022	(2)	12/29/2022	9,731	29,193	13.50	12/28/2032
Chief Medical Officer	9/14/2021	(2)	7/1/2021	6,360	4,161	9.86	9/13/2031
	9/14/2021	(2)	9/1/2021	25,423	19,769	9.86	9/13/2031
	10/23/2020	(5)	10/7/2020	8,135	2,140	2.65	10/22/2030
	8/11/2020	(4)	8/3/2020	10,552	6,774	2.65	8/10/2030
Joanne Bryce, CPA	12/29/2022	(2)	12/29/2022	8,461	25,386	13.50	12/28/2032
Chief Financial Officer	9/14/2021	(2)	9/1/2021	39,077	34,668	9.86	9/13/2031
	10/23/2020	(2)	10/7/2020	2,763	990	2.65	10/22/2030
	10/23/2020	(2)	1/1/2020	2,154	99	2.65	10/22/2030
	11/6/2019	(6)	5/1/2020	—	752	1.01	11/5/2029

(1)
All stock options granted in years 2020 and 2021 were granted pursuant to the terms of our 2017 Stock Option and Grant Plan, as amended, or our 2017 Plan. All stock options granted in year 2022 were granted pursuant to the terms of our Amended and Restated 2021 Stock Option and Incentive Plan, or our 2021 Plan. Pursuant to provisions in our stock plans, the exercise price and number of shares subject to certain of these stock options were adjusted in connection with (i) the 1-for-10 reverse stock split that occurred on December 29, 2022 and (ii) our prior merger with Gemini Therapeutics, Inc., pursuant to which all of our shares of common stock were converted into shares of Gemini’s common stock based on an exchange ratio of 0.1096. Accordingly, the exercise prices shown in the table above (and in the corresponding footnotes) reflect our named executive officers’ post-reverse stock split holdings and post-conversion holdings.
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

On February 7, 2024, Ms. Bryce departed from her role as Chief Financial Officer. In connection with her departure, we entered into a Transition and Separation Agreement with Ms. Bryce, or the Bryce Separation Agreement, which provides that, subject to Ms. Bryce’s execution of the Bryce Separation Agreement, which included a release of claims in favor of the Company, Ms. Bryce will receive 100% of her target annual bonus for 2023, despite her not remaining an employee through the date of payment. In addition, subject to Mr. Bryce’s execution and nonrevocation of the Bryce Separation Agreement, her continued compliance with her Employee Confidentiality, Assignment, Non-solicitation and Noncompetition Agreement, dated as of September 14, 2021, and her cooperation with us to transition her duties and responsibilities, Ms. Bryce will be entitled to the following: (i) we will engage Ms. Bryce as an advisor between the date of her termination of employment (i.e., February 7, 2024) and the date that is nine months after such termination (i.e., November 7, 2024), unless she resigns prior to such date or we terminate her for cause (the “Advisor Period”), and during the Advisor Period we will pay Ms. Bryce $350 per hour of service she provides to the Company, (ii) her base salary for a period of nine months following her termination of employment, (iii) subject to her copayment of premium amounts at the applicable active employees’ rate and proper election to continue COBRA health coverage, payment of the portion of the premiums equal to the amount that we would have paid to provide health insurance to Ms. Bryce had she remained employed with us for up to nine months following her termination of employment, (iii) the period during which Ms. Bryce may exercise her vested and outstanding stock options following the cessation of her service relationship with us was extended to the earlier of (A) the date that is twelve months following the end of the Advisor Period and (b) the original expiration date of the stock option, and (iv) a prorated portion of her target annual bonus for 2024, prorated based on the number of days in 2024 she remained employed by the Company.

Health and Welfare Benefits

Our named executive officers, like all full-time employees, are eligible to participate in our health and welfare benefit plans.

Perquisites and Personal Benefits

We generally do not provide perquisites to our executives.

401(k) Plan

We maintain a tax-qualified retirement plan that provides eligible U.S. employees with an opportunity to save for retirement on a tax-advantaged basis, or the 401(k) Plan. Participants in the 401(k) Plan are able to defer eligible compensation subject to applicable annual Internal Revenue Code limits. During 2023, we implemented a safe harbor match under our 401(k) program of 50% of a participant’s eligible contributions, up to a total of 6% of eligible compensation. We did not provide a matching contribution to the named executive officers or to any employees in 2022. The 401(k) Plan is intended to be qualified under Section 401(a) of the Internal Revenue Code with the 401(k) Plan’s related trust intended to be tax exempt under Section 501(a) of the Internal Revenue Code. As a tax-qualified retirement plan, pre-tax contributions to the 401(k) Plan and earnings on those contributions are not taxable to the employees until distributed from the 401(k) Plan, and earnings on Roth contributions are not taxable when distributed from the 401(k) Plan.

DIRECTOR COMPENSATION

Non-Employee Director Compensation Table

The following table presents the total compensation for each person who served as a non-employee member of our board of directors during the fiscal year ended December 31, 2023. Dr. Quisel, one of our directors who also serves as our Chief Executive Officer, does not receive any additional compensation for his service as a director. Dr. Quisel is one of our named executive officers and, accordingly, the compensation that we pay to Dr. Quisel is discussed above under ‘‘—2023 Summary Compensation Table’’ and ‘‘—Narrative to Summary Compensation Table.’’

Other than as described in this paragraph and set forth in the table and described more fully below, we did not pay any compensation or make any equity awards or non-equity awards to, or pay any other compensation to any of the non-employee members of our board of directors in 2023 for their services as members of the board of directors.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)(4)	Total ($)
Donald Nicholson, Ph.D.	164,000	215,308	379,308
William White, MPP, J.D.	55,000	215,308	270,308
Jay Backstrom, MD, M.P.H.(2)	17,692	107,137	124,829
Mona Ashiya, Ph.D.	49,000	215,308	264,308
Kevin Bitterman, Ph.D.	53,000	215,308	268,308
Mark Chin, MS, MBA	47,500	215,308	262,808
Liam Ratcliffe, MD, Ph.D.	51,500	215,308	266,808
Georges Gemayel, Ph.D(3)	40,000	215,308	255,308

(1)
The amounts reported represent the aggregate grant date fair value of the stock options awarded to the non-employee directors during fiscal year 2023, calculated in accordance with FASB ASC Topic 718. The assumptions used in calculating the grant date fair value of the awards reported in this column are set forth in Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K. The amounts reported in this column reflect the accounting cost for the stock options and does not correspond to the actual economic value that may be received upon exercise of the stock option or any sale of any of the underlying shares of common stock.
(2)
Dr. Backstrom resigned from our board on June 9, 2023. Upon Dr. Backstrom's resignation, our board approved an amendment to the stock options held by Dr. Backstrom to accelerate the vesting such that any unvested stock options held by Dr. Backstrom became vested and exercisable in full as of June 9, 2023.
(3)
Dr. Gemayel joined our board of directors on December 29, 2022.
(4)
As of December 31, 2023, our non-employee members of our board of directors held the following aggregate number of unexercised options as of such date:

Name	Number of Securities Underlying Unexercised Options
Donald Nicholson, Ph.D	135,598
William White, MPP, J.D	18,376
Jay Backstrom, MD, M.P.H	30,743
Mona Ashiya, Ph.D	14,136
Kevin Bitterman, Ph.D	14,136
Mark Chin, MS, MBA	14,136
Liam Ratcliffe, MD, Ph.D	14,136
Georges Gemayel, Ph.D	102,082

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Ownership of Our Common Stock

Unless otherwise provided below, the following table sets forth information regarding beneficial ownership of our common stock as of February 29, 2024 by:

•
each person, or group of affiliated persons, known to us to be the beneficial owner of 5% or more of the outstanding shares of our common stock;
•
each of our current directors;

•
our principal executive officer and our other executive officers who served during the year ended December 31, 2023, named in the Summary Compensation table above, whom, collectively, we refer to as our named executive officers; and
•
all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with SEC rules. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities and include shares of common stock issuable upon the exercise of stock options that are immediately exercisable or exercisable within 60 days after February 29, 2024. Except as otherwise indicated, all of the shares reflected in the table are shares of common stock and all persons listed below have sole voting and investment power with respect to the shares beneficially owned by them, subject to applicable community property laws. The information is not necessarily indicative of beneficial ownership for any other purpose.

The column entitled “Percentage of Shares Beneficially Owned” is based on a total of 24,681,028 shares of our common stock outstanding as of February 29, 2024. Except as otherwise indicated in the footnotes below, the address of the beneficial owner is c/o Disc Medicine, Inc., 321 Arsenal Street, Suite 101, Watertown, MA 02472.

	Number of Shares of Common Stock Beneficially Owned	Percentage of Shares Beneficially Owned
5% or Greater Stockholders
AI DMI LLC(1)	3,345,840	13.45%
Entities affiliated with Paradigm(2)	2,385,857	9.67%
Entities affiliated with Atlas Venture Fund(3)	2,355,172	9.54%
Entities affiliated with FMR LLC (Fidelity)(4)	2,166,819	8.78%
Entities affiliated with OrbiMed(5)	1,702,237	6.90%
Bain Capital Life Sciences Opportunities III, LP(6)	1,332,545	5.40%
Directors, Named Executive Officers and Other Executive Officers
John Quisel, J.D., Ph.D.(7)	456,829	1.82%
William Savage, MD, Ph.D.(8)	77,066	*
Joanne Bryce, CPA (9)	65,731	*
Mona Ashiya, Ph.D.(10)	7,000	*
Kevin Bitterman, Ph.D.(10)	7,000	*
Mark Chin, MS, MBA(10)	7,000	*
Georges Gemayel(11)	94,946	*
Donald Nicholson, Ph.D.(12)	131,421	*
Liam Ratcliffe, MD, Ph.D.(10)	7,000	*
William White, MPP, J.D.(13)	2,560	*
All executive officers and directors as a group (14 persons)	1,004,613	3.92%

* Represents beneficial ownership of less than 1% of our outstanding common stock.

(1)
The shares held by AI DMI LLC may be deemed to be beneficially owned by Access Industries Holdings LLC, or AIH, Access Industries Management, LLC, or AIM, and Len Blavatnik because (i) AIH indirectly controls all of the outstanding voting interests in AI DMI LLC, (ii) AIM controls AIH and (iii) Mr. Blavatnik controls AIM and holds a majority of the outstanding voting interests in AIH. Liam Ratcliffe, a member of our board of directors, is Head of Biotechnology at Access Industries, Inc., which is an affiliate of AI DMI LLC. Each of AIM, AIH, Mr. Blavatnik and Dr. Ratcliffe, and each of their affiliated entities and the officers, partners, members and managers thereof, disclaims beneficial ownership of the shares held by AI DMI LLC. The address of AI DMI LLC is c/o Access Industries, Inc., 40 West 57th Street, 28th Floor, New York, NY 10019.
(2)
This information is as of December 31, 2023 and based solely on information contained in the Schedule 13G/A filed with the SEC on February 14, 2024 by Paradigm BioCapital Advisors LP, or the Adviser, Paradigm BioCapital Advisors GP LLC, or the Adviser GP, Senai Asefaw, M.D., or Senai Asefaw, and Paradigm BioCapital International Fund Ltd., or the Fund. The Fund is a private investment vehicle. The Fund and one or more separately managed accounts managed by the Adviser, or the Account, directly beneficially own the shares. The Adviser is the investment manager of the Fund and the Account. The Adviser GP is the general partner of the Adviser. Senai Asefaw is the managing member of the Adviser GP. The Adviser, the Adviser GP and Senai Asefaw may be deemed to beneficially own the shares directly beneficially owned by the Fund and the Account. Each Reporting Person disclaims beneficial ownership with respect to any shares other than the shares directly beneficially owned by such Reporting Person. The principal business office address is 767 Third Avenue, 17th Floor, New York, NY 10017.
(3)
Consists of (i) 1,402,186 shares held by Atlas Venture Fund X, L.P., or Atlas Fund X, 703,660 shares held by Atlas Venture Opportunity Fund I, L.P., or AVOF I, 198,326 shares held by Atlas Venture Opportunity Fund II, L.P., or AVOF II, and 51,000 shares held by Atlas Venture Fund XII, L.P., or Atlas Fund XII. Atlas Venture Associates X, L.P. is the general partner of Atlas Fund X, and Atlas Venture Associates X, LLC is the general partner of Atlas Venture Associates X, L.P. Each of Atlas Fund X, Atlas Venture Associates X, L.P., and Atlas Venture Associates X, LLC may be deemed to beneficially own the shares held by Atlas Fund X. Each of Atlas Venture Associates X, L.P. and Atlas Venture Associates X, LLC disclaim Section 16 beneficial ownership of the securities owned by Atlas Fund X, except to the extent of its pecuniary interest therein, if any. The general partner of AVOF I is Atlas Venture Associates Opportunity I, L.P., or AVAO I LP, and the general partner of AVAO I LP is Atlas Venture Associates Opportunity I, LLC, or AVAO I LLC. The members of AVAO I LLC collectively make investment decisions on behalf of AVAO I LLC. Kevin Bitterman, Ph.D., is a member of AVAO I

LLC and a member of the Company’s Board. Each of AVOF I, AVAO I LP, AVAO I LLC and Dr. Bitterman may be deemed to beneficially own the shares held by AVOF I. Each of AVAO I LP, AVAO I LLC and Dr. Bitterman expressly disclaim beneficial ownership of the securities owned by AVOF I, except to the extent of its pecuniary interest therein, if any. The general partner of AVOF II is Atlas Venture Associates Opportunity II, L.P., or AVAO II LP, and the general partner of AVAO II LP is Atlas Venture Associates Opportunity II, LLC, or AVAO II LLC. The members of AVAO II LLC collectively make investment decisions on behalf of AVAO II LLC. Dr. Bitterman is a member of AVAO II LLC and a member of the Company’s Board. Each of AVAO II LP, AVAO II LLC and Dr. Bitterman may be deemed to beneficially own the shares held by AVOF II. Each of AVOF II, AVAO II LP, AVAO II LLC and Dr. Bitterman expressly disclaim beneficial ownership of the securities owned by AVOF II, except to the extent of its pecuniary interest therein, if any. The general partner of Atlas Fund XII is Atlas Venture Associates XII, L.P., or AVA XII LP. Atlas Venture Associates XII, LLC, or AVA XII LLC, is the general partner of AVA XII LP. The members of AVA XII LLC collectively make investment decisions on behalf of AVA XII LLC. Dr. Bitterman is a member of AVA XII LLC and a member of the Company’s Board. Each of Atlas Fund XII, AVA XII LP, AVA XII LLC and Dr. Bitterman may be deemed to beneficially own the shares held by Atlas Fund XII. Each of AVA XII LP, AVA XII LLC and Dr. Bitterman expressly disclaim Section 16 beneficial ownership of the securities owned by Atlas Fund XII, except to the extent of its pecuniary interest therein, if any. The address for Atlas Ventures is 300 Technology Sq., 8th Floor, Cambridge, MA 02139.
(4)
2,166,819 shares are beneficially owned, or that may be deemed to be beneficially owned, by FMR LLC, certain of its subsidiaries and affiliates, and other companies. Abigail P. Johnson is a Director, the Chairman and the Chief Executive Officer of FMR LLC. Members of the Johnson family, including Abigail P. Johnson, are the predominant owners, directly or through trusts, of Series B voting common shares of FMR LLC, representing 49% of the voting power of FMR LLC. The Johnson family group and all other Series B shareholders have entered into a shareholders’ voting agreement under which all Series B voting common shares will be voted in accordance with the majority vote of Series B voting common shares. Accordingly, through their ownership of voting common shares and the execution of the shareholders’ voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR LLC. The address of FMR LLC is 245 Summer Street, Boston, MA 02210.
(5)
OrbiMed Advisors LLC exercises voting and investment power through a management committee comprised of Carl L. Gordon, Sven H. Borho, and W. Carter Neild. The business address is 601 Lexington Avenue, 54th Floor, New York, NY 10022.
(6)
Bain Capital Life Sciences Investors, LLC, a Delaware limited liability company, or BCLSI, is the manager of Bain Capital Life Sciences III General Partner, LLC, a Delaware limited liability company, or BCLS Fund III GP, which is the general partner of Bain Capital Life Sciences Fund III, L.P., a Delaware limited partnership, or BCLS Fund III, which is the sole member of Bain Capital Life Sciences Opportunities III GP, a Delaware limited liability company, or BCLS III Opportunities GP, and, together with BCLSI, BCLS Fund III GP and BCLS Fund III, the Bain Capital Life Sciences Entities, which is the general partner of BCLSI. As a result, BCLSI may be deemed to share voting and dispositive power with respect to the securities held by BCLSI. The business address of these entities is 200 Clarendon Street, Boston, Massachusetts 02116. The principal business address for each of the Bain Capital Life Sciences Entities is 200 Clarendon Street, Boston, Massachusetts 02116.
(7)
Consists of 2,700 shares of common stock and options to purchase 454,129 shares of our common stock that are exercisable within 60 days of February 29, 2024.
(8)
Consists of 3,000 shares of common stock and options to purchase 74,066 shares of our common stock that are exercisable within 60 days of February 29, 2024.
(9)
Consists of 5,996 shares of common stock and options to purchase 59,735 shares of our common stock that are exercisable within 60 days of February 29, 2024.
(10)
Consists of options to purchase 7,000 shares of our common stock that are exercisable within 60 days of February 29, 2024.
(11)
Consists of options to purchase 94,946 shares of our common stock that are exercisable within 60 days of February 29, 2024.
(12)
Consists of 15,332 shares of common stock and options to purchase 116,089 shares of our common stock that are exercisable within 60 days of February 29, 2024.
(13)
Consists of options to purchase 2,560 shares of our common stock that are exercisable within 60 days of February 29, 2024.

Equity Compensation Plan Information

The following table contains information about our equity compensation plans as of December 31, 2023.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)(3)	(c)
Equity compensation plans approved by security holders
2021 Stock Option and Incentive Plan(1)	959,469	$23.15	1,561,926
2021 Employee Stock Purchase Plan(2)	—	$—	222,953
2017 Stock Option and Grant Plan of Disc	1,491,591	$7.22	—
2017 Stock Option and Grant Plan of Gemini	—	$—	—
Equity compensation plans not approved by security holders
2021 Inducement Plan	7,977	$125.90	153,712
Total	2,459,037		1,938,591

(1)
The number of shares of common stock reserved for issuance under the 2021 Stock Option and Incentive Plan automatically increases on January 1 of each calendar year, starting on January 1, 2022 and continuing through January 1, 2031, in an amount equal to 4% of the total number of shares of the Company’s capital stock outstanding on the last day of the calendar month before the date of each automatic increase, or a lesser number of shares determined by the Board. Subject to this provision, we added 974,409 shares to the 2021 Stock Option and Incentive Plan effective January 1, 2024.
(2)
The number of shares of common stock reserved for issuance under the 2021 Employee Stock Purchase Plan automatically increases on January 1 of each calendar year, starting on January 1, 2023 and continuing through January 1, 2031, in an amount equal to the least of (a) 1% of the total number of shares of the Company’s capital stock outstanding on the last day of the calendar month before the date of each automatic increase, (b) 43,055 shares of common stock, or (c) such number of shares determined by the Board. Subject to this provision, we added 43,055 shares to the 2021 Employee Stock Purchase Plan effective January 1, 2024.
(3)
The weighted-average exercise price is calculated based solely on outstanding stock options and does not include outstanding restricted stock awards, which do not have an exercise price.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following is a description of transactions or series of transactions since January 1, 2023, to which we were or will be a party, in which:

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

Common Stock Financing

In June 2023, we completed an underwritten public offering and sale of 3,015,919 shares of our common stock, par value $0.0001, at a purchase price of $49.00 per share and pre-funded warrants to purchase an aggregate of 204,081 shares of our common stock at a purchase price of $48.9999 per pre-funded warrant, for an aggregate total proceeds of $157.8 million before deducting underwriting discounts, commissions and other offering expenses. The shares of common stock sold included 420,000 shares sold pursuant to an option granted to the underwriters, which was exercised in full. The purchaser of the pre-funded warrants was a beneficial holder of more than 5% of our capital stock.

Participant	Shares of our Common Stock Underlying Pre-Funded Warrants	Total Purchase Price ($)
AI DMI LLC(1)	204,081	9,999,949

(1)
AI DMI LLC is an affiliate of Access Industries Management, and beneficially owns more than five percent of our outstanding capital stock. Dr. Ratcliffe is Head of Biotechnology at Access Industries Management and a member of our board of directors.

Registered Direct Offering

In February 2023, we entered into a securities purchase agreement, or the Purchase Agreement, with certain investors. Pursuant to the Purchase Agreement, we sold (i) an aggregate of 1,488,166 shares of our common stock, at a purchase price of $23.00 per share, and (ii) with respect to certain investors, in lieu of shares of our common stock, pre-funded warrants to purchase an aggregate of 1,229,224 shares of our common stock, at a purchase price of $22.9999 per pre-funded warrant, for aggregate gross proceeds of approximately $62.5 million. During the twelve months ended December 31, 2023, all of the pre-funded warrants were exercised in a cashless transaction which resulted in 1,229,221 shares of common stock being issued to the investor. The investors or their affiliates are beneficial holders of more than 5% of our capital stock, and the table below sets forth the number of shares of our common stock and pre-funded warrants to purchase shares of our common stock purchased by such holders:

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Ernst & Young LLP, or EY, has served as our independent registered public accounting firm since 2020 and has audited our financial statements for the fiscal years ended December 31, 2023 and 2022. The following table sets forth fees billed and unbilled for professional audit services and other services rendered to us by EY for the fiscal years ended December 31, 2023 and 2022.

	Fiscal 2023	Fiscal 2022
Audit Fees	$759,000	$1,145,000
Audit-Related Fees	—	—
Tax Fees	89,063	35,000
All Other Fees	—	—
Total	$848,063	$1,180,000

Audit Fees

Audit fees consist of fees billed and unbilled for professional services performed by EY for the audit of our annual consolidated financial statements, the review of interim consolidated financial statements, and services that are normally provided in connection with registration statements. The 2023 audit fees included $284,000 of fees in connection with the filing of our Registration Statement on Form S-3 and prospectus supplements. The 2022 audit fees included $565,000 of fees in connection with the filing of our Registration Statement on Form S-4 and $200,000 of fees in connection with the filing of our Registration Statement on Form S-3.

Tax Fees

Tax fees consist of tax compliance, tax advice and tax planning services.

Pre-Approval of Audit and Non-Audit Services

It is the policy of our Audit Committee that all services to be provided by our independent registered public accounting firm, including audit services and permitted audit-related and non-audit services, must be approved in advance by our Audit Committee, except that pre-approval is not required for the provision of non-audit services if the “de minimis” provisions of Section 10A(i)(1)(B) of the Exchange Act are satisfied. The Audit Committee may delegate authority to pre-approve non-audit services to one or more members of the Audit Committee, who shall present all decisions made to pre-approve an activity to the full Audit Committee at its first meeting following such decision. All services provided by EY during fiscal years 2023 and 2022 were pre-approved by the Audit Committee in accordance with the pre-approval policy described above.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.
Financial Statements

For a list of the financial statements included herein, see Index to the Consolidated Financial Statements on page 107 of this Annual Report on Form 10-K, incorporated into this Item by reference.

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

4.4	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-39438) filed February 14, 2023).

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

10.3††

Exclusive License Agreement, dated January 19, 2023, by and between Disc Medicine, Inc. and Mabwell Therapeutics, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-39438) filed on May 15, 2023)

10.3

Lease by and between Disc Medicine, Inc. and ARE-MA Region No. 75, LLC, dated October 29, 2021 (incorporated by reference to Exhibit 10.4 to the Registrant’s Proxy Statement/Prospectus on Form S-4 filed on September 2, 2022).

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

10.18*#	Transition and Separation Agreement, dated as of November 27, 2023, by and between Disc Medicine, Inc. and Joanne Bryce.

10.19#

Employment Agreement, dated as of December 29, 2022, by and between Disc Medicine, Inc. and William Savage, M.D., Ph.D. (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K (File No. 001-39438) filed on March 31, 2023).

10.20#

Employment Agreement, dated as of December 29, 2022, by and between Disc Medicine, Inc. and Jonathan Yu (incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K (File No. 001-39438) filed on March 31, 2023).

10.21#

Employment Agreement, dated as of February 7, 2024, by and between Disc Medicine, Inc. and Jean M. Franchi (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-39438) filed on February 7, 2024).

Exhibit Number	Description
10.22

Open Market Sale Agreement, dated October 10, 2023, by and between Disc Medicine, Inc. and Jefferies LLC. (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K (File No. 001-39438) filed on October 10, 2023).

10.23

Amendment No. 1 to Open Market Sale Agreement, dated December 5, 2023, by and between Disc Medicine, Inc. and Jefferies LLC. (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K (001-39438) filed on December 5, 2023).

14.1	Code of Business Conduct and Ethics of Disc Medicine, Inc. (incorporated by reference to Exhibit 14.1 to the Registrant’s Current Report on Form 8-K filed on December 29, 2022).

21.1*	List of Subsidiaries of Disc Medicine, Inc.
23.1*	Consent of Ernst & Young LLP, independent registered accounting firm.
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

DISC MEDICINE, INC.

Date: March 21, 2024	By:	/s/ Jean Franchi
Jean Franchi
Chief Financial Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints each of John Quisel, J.D., Ph.D., Jean Franchi and Rahul Khara, Pharm.D., J.D., acting alone or together with another attorney-in-fact, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for such person and in his or her name, place and stead, in any and all capacities, to sign any or all further amendments to this annual report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Quisel	President, Chief Executive Officer and Director (Principal Executive Officer)	March 21, 2024
John Quisel, J.D., Ph.D.

/s/ Jean Franchi	Chief Financial Officer (Principal Financial and Accounting Officer)	March 21, 2024
Jean Franchi

/s/ Donald Nicholson	Director	March 21, 2024
Donald Nicholson, Ph.D.

/s/ Kevin Bitterman	Director	March 21, 2024
Kevin Bitterman, Ph.D.

/s/ Liam Ratcliffe	Director	March 21, 2024
Liam Ratcliffe, M.D., Ph.D.

/s/ William White	Director	March 21, 2024
William White MPP, J.D.

/s/ Mona Ashiya	Director	March 21, 2024
Mona Ashiya, Ph.D.

/s/ Mark Chin	Director	March 21, 2024
Mark Chin, MS, MBA

/s/ Georges Gemayel	Director	March 21, 2024
Georges Gemayel, Ph.D.