Form 10-Q
period 2024-03-31
Disc Medicine, Inc.
filed 2024-05-09
CIK 1816736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 6, 2024 there were 24,721,666 shares of Common Stock, $0.0001 par value per share, outstanding.

i

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
•
the impact of global economic and political developments on our business, including rising inflation and capital market disruptions, the current conflict between Russia and Ukraine and between Israel and Hamas, economic sanctions and economic slowdowns or recessions that may result from such developments which could harm our research and development efforts as well as the value of our common stock and our ability to access capital markets; and
•
other risks and uncertainties, including those listed under the caption “Risk Factors.”

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

This section contains forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements beginning on page 1.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DISC MEDICINE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$342,615	$360,382
Prepaid expenses and other current assets	9,333	5,280
Total current assets	351,948	365,662
Property and equipment, net	211	170
Right-of-use assets, operating leases	1,788	1,930
Other assets	235	234
Total assets	$354,182	$367,996
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,269	$12,629
Accrued expenses	8,816	8,145
Operating lease liabilities, current	767	665
Total current liabilities	14,852	21,439
Operating lease liabilities, non-current	1,259	1,436
Total liabilities	16,111	22,875
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.0001 par value; 100,000,000 shares authorized as of March 31, 2024 and December 31, 2023; 24,695,885 and 24,360,233 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	2	2
Additional paid-in capital	553,663	533,764
Accumulated deficit	(215,594)	(188,645)
Total stockholders’ equity	338,071	345,121
Total liabilities and stockholders’ equity	$354,182	$367,996

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISC MEDICINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Operating expenses:
Research and development	$23,704	$20,180
General and administrative	7,758	4,945
Total operating expenses	31,462	25,125
Loss from operations	(31,462)	(25,125)
Other income (expense), net:
Interest income	4,519	2,367
Other expense	(1)	—
Total other income (expense), net	4,518	2,367
Loss before income taxes	(26,944)	(22,758)
Income tax expense	(5)	(23)
Net loss and comprehensive loss	$(26,949)	$(22,781)
Net loss attributable to common stockholders-basic and diluted	$(26,949)	$(22,781)
Weighted-average common shares outstanding-basic and diluted	24,809,869	18,954,914
Net loss per share attributable to common stockholders-basic and diluted	$(1.09)	$(1.20)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISC MEDICINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK

AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share and per share amounts)

(Unaudited)

	Common Stock $0.0001 Par Value		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2022	17,403,315	$2	$288,814	$(112,216)	$176,600
Issuance of common stock upon exercise of stock options	74,753	—	1,067	—	1,067
Vesting of restricted common stock	958	—	—	—	—
Stock-based compensation expense	—	—	1,024	—	1,024
Sale of common stock in registered direct offering, net of issuance costs of $80	1,488,166	—	34,148	—	34,148
Sale of pre-funded warrants in registered direct offering, net of issuance costs of $66	—	—	28,206	—	28,206
Sale of common stock in at-the-market offerings, net of issuance costs of $408	608,050	—	14,591	—	14,591
Net loss	—	—	—	(22,781)	(22,781)
Balance at March 31, 2023	$19,575,242	$2	$367,850	$(134,997)	$232,855

	Common Stock $0.0001 Par Value		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2023	24,360,233	$2	$533,764	$(188,645)	$345,121
Issuance of common stock upon exercise of stock options	95,467	—	806	—	806
Stock-based compensation expense	—	—	4,058	—	4,058
Sale of common stock in at-the-market offerings, net of issuance costs of $518	234,449	—	14,790	—	14,790
Issuance of common stock under employee stock purchase plan	5,736	—	245	—	245
Net loss	—	—	—	(26,949)	(26,949)
Balance at March 31, 2024	24,695,885	$2	$553,663	$(215,594)	$338,071

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISC MEDICINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(26,949)	$(22,781)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	26	25
Stock-based compensation	4,058	1,024
Noncash lease expense	142	84
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(4,112)	(908)
Accounts payable	(7,360)	(10,750)
Accrued expenses	671	(2,084)
Operating lease liabilities	(75)	(76)
Net cash used in operating activities	(33,599)	(35,466)
Cash flow from investing activities
Purchases of property and equipment	(67)	(29)
Net cash used in investing activities	(67)	(29)
Cash flow from financing activities
Proceeds from sale of common stock in offerings, net of issuance costs paid	—	34,217
Proceeds from sale of pre-funded warrants in offerings, net of issuance costs paid	—	28,262
Proceeds from sale of common stock in at-the-market offerings, net of issuance costs paid	14,849	14,605
Proceeds from stock option exercises	806	222
Contributions from employee stock purchase plan	245	—
Net cash provided by financing activities	15,900	77,306
Net increase (decrease) in cash, cash equivalents and restricted cash	(17,766)	41,811
Cash, cash equivalents and restricted cash, beginning of period	360,616	194,788
Cash, cash equivalents and restricted cash, end of period	$342,850	$236,599
Supplemental cash flow information
Cash paid for income taxes	$—	$—
Supplemental disclosure of non-cash activities
Purchases of property and equipment included in accounts payable and accrued expenses	$—	$8
Receivable for proceeds from stock option exercises included in other current assets	$—	$845
Deferred issuance costs on sale of common stock and pre-funded warrants in offerings included in accounts payable and accrued expenses	$—	$222

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

Liquidity and Capital Resources

The Company’s condensed consolidated financial statements have been prepared on the basis of the Company continuing as a going concern. The Company expects that its existing cash and cash equivalents as of March 31, 2024 of $342.6 million will enable the Company to fund its planned operating expense and capital expenditure requirements for at least twelve months from the date of issuance of these condensed consolidated financial statements. The Company has incurred recurring losses and negative cash flows from operations since inception. As of March 31, 2024, the Company had an accumulated deficit of $215.6 million. The Company expects its operating losses and negative operating cash flows to continue into the foreseeable future. The future viability of the Company is dependent on its ability to generate cash from operating activities or to raise additional capital to finance its operations. There can be no assurance that the Company will ever earn revenues or achieve profitability, or if achieved, that the revenues or profitability will be sustained on a continuing basis. In addition, the Company’s preclinical and clinical development activities, manufacturing and commercialization of the Company’s product candidates, if approved, will require significant additional financing.

2. Summary of Significant Accounting Policies

Summary of Significant Accounting Policies

The significant accounting policies used in preparation of the condensed consolidated financial statements are described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2023 and the notes thereto, which are included in the Company’s Annual Report on Form 10-K. There have been no material changes to the significant accounting policies previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

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

Unaudited Interim Condensed Consolidated Financial Information

The accompanying condensed consolidated financial statements as of March 31, 2024 and for the three months ended March 31, 2024 and 2023 are unaudited. The financial data and other information contained in the notes hereto as of March 31, 2024 and for the three months ended March 31, 2024 and 2023 are also unaudited. The condensed consolidated balance sheet data as of December 31, 2023 was derived from the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements, and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of March 31, 2024 and the results of its operations and cash flows for the three months ended March 31, 2024 and 2023. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2023, and the notes thereto, included in the Company’s Annual Report on Form 10-K.

The results for the three months ended March 31, 2024 and 2023 are not necessarily indicative of results to be expected for the full years, or any other interim periods, or any future year or period.

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting period. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to accrued research and development expenses; stock-based compensation expense; the fair value determinations for instruments accounted for at fair value including contingent amounts payable to third parties upon the consummation of specified transactions; the fair value of the contingent value right (“CVR”) (see Note 3); the incremental borrowing rate for determining lease liabilities and right-of-use assets and income taxes. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it has concluded to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates as there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results may differ materially from those estimates or assumptions.

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

3. Fair Value Measurements

The following tables present information about the Company’s assets and liabilities that are regularly measured and carried at fair value on a recurring basis and indicate the level within the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value, which is described further within Note 2 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Financial assets and liabilities measured at fair value on a recurring basis are summarized as follows (in thousands):

	March 31, 2024
	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$57,712	$—	$—
U.S. Treasury notes	—	264,004	—
Total	$57,712	$264,004	$—

	December 31, 2023
	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$55,001	$—	$—
U.S. Treasury notes	—	255,419	—
Total	$55,001	$255,419	$—

The fair value of the Company’s Level 1 cash equivalents, consisting of money market funds, is based on quoted market prices in active markets with no valuation adjustment. The fair value of the Company’s Level 2 cash equivalents, consisting of U.S. Treasury notes with original maturities of three months or less, is determined through third-party pricing services. The amortized cost of the U.S. treasury notes approximates the fair value. There have been no impairments of the Company’s assets measured and carried at fair value during the three months ended March 31, 2024 and 2023. In addition, there were no changes in valuation techniques or transfers between Level 1, Level 2 and Level 3 financial assets during the three months ended March 31, 2024 and 2023. The Company did not have any non-recurring fair value measurements on any assets or liabilities during the three months ended March 31, 2024 and 2023.

On August 9, 2022, Gemini Therapeutics, Inc., a Delaware corporation (“Gemini”), Gemstone Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Gemini (“Merger Sub”), and Disc Medicine, Inc., a Delaware corporation (“Private Disc”), entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”). The merger was completed on December 29, 2022. As described in Note 1 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, in connection with the merger, the stockholders of Gemini at the effective time of the merger received a CVR to receive consideration from the Company upon its receipt of certain proceeds, resulting from a disposition of Gemini’s pre-merger assets within one year after the closing of the merger, calculated in accordance with the CVR Agreement. The disposition period ended December 29, 2023 and no dispositions of Gemini's pre-merger assets were made during the disposition period. Therefore, the CVR obligation no longer existed as of March 31, 2024 and December 31, 2023, respectively. The change in fair value of the CVR liability was de minimis for the three months ended March 31, 2023.

4. Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Cash and cash equivalents	$342,615	$360,382
Restricted cash	235	234
Total cash, cash equivalents and restricted cash as shown on the condensed consolidated statements of cash flows	$342,850	$360,616

5. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Computer equipment	$231	$231
Furniture and fixtures	251	184
Less: Accumulated depreciation	(271)	(245)
Property and equipment, net	$211	$170

6. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Accrued research and development	5,749	1,986
Accrued employee-related expenses	2,159	5,790
Accrued professional fees	709	317
Accrued other	199	52
Total accrued expenses	$8,816	$8,145

7. Development and License Agreements

License and Stock Purchase Agreement with AbbVie Deutschland GmbH & Co. KG (“AbbVie”)

In September 2019, the Company entered into an agreement with AbbVie, pursuant to which AbbVie granted the Company an exclusive license, with the right to grant sublicenses, to certain AbbVie intellectual property.

Under this agreement, the Company paid a non-refundable, non-creditable upfront fee of $0.6 million. The Company is also obligated to make future payments upon the achievement of certain development, commercialization and sales-based milestones up to $18.0 million, $45.0 million and $87.5 million, respectively on a licensed product-by-licensed product basis. In addition, the Company is also obligated to pay royalties based on net sales of the licensed products on a licensed product-by-licensed product and country-by-country basis. As of March 31, 2024, none of the milestones had been achieved.

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

The Company is obligated to make contingent payments to Roche up to an aggregate of $50.0 million in development and regulatory milestone payments for development and approval in a first indication and up to an aggregate of $35.0 million in development and regulatory milestone payments for development and approval in a second indication. The Company is also obligated to make contingent payments to Roche up to an aggregate of $120.0 million based on achievement of certain thresholds for annual net sales of licensed products. As of March 31, 2024, none of the milestones had been achieved. Roche is also eligible to receive tiered royalties on net sales of commercialized products, at rates ranging from high single-digits to high teens.

License Agreement with Mabwell

In January 2023, the Company entered into an exclusive license agreement with Mabwell Therapeutics, Inc. (“Mabwell”), pursuant to which Mabwell granted the Company an exclusive and sublicensable license to certain Mabwell intellectual property.

In connection with the agreement, the Company paid Mabwell an upfront payment of $10.0 million in March 2023. In October 2023, the Company dosed the first patient in the Phase 1 clinical trial for DISC-3405, resulting in a milestone payment of $5.0 million due to Mabwell. In addition, the Company is obligated to pay certain development and regulatory milestone payments for the licensed products, for up to three indications, up to a maximum aggregate amount of $127.5 million, as well as certain commercial milestone payments for certain licensed product net sales achievements, up to a maximum aggregate amount of $275.0 million. The Company is further obligated to pay a tiered percentage of revenue that the Company receives from its sublicensees ranging from a low third decile percentage to a low first decile percentage. In addition, the Company is obligated to pay Mabwell a royalty on annual net sales of all licensed products at a tiered rate ranging from low single-digits to high single-digits.

During the three months ended March 31, 2024 and 2023, the Company recorded research and development expense related to its arrangement with Mabwell of zero and $10.0 million, respectively.

8. Convertible Preferred Stock

As of March 31, 2024 and December 31, 2023, the Company was authorized to issue up to 10,000,000 shares of preferred stock at a par value of $0.0001, with no shares issued or outstanding.

9. Common Stock

As of March 31, 2024 and December 31, 2023, the authorized capital stock of the Company included 100,000,000 shares of common stock, $0.0001 par value per share. As of March 31, 2024, the Company has 2,948,273 shares of common stock reserved for the exercise of stock options and 204,081 shares of common stock reserved for the exercise of pre-funded warrants.

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

During the three months ended March 31, 2023, the Company sold an aggregate of 608,050 shares of common stock in ATM offerings under the January 2023 Shelf and pursuant to the Sales Agreement. Aggregate gross proceeds from the transactions were $15.0 million and the Company received $14.6 million in net proceeds, after deducting placement agent fees and offering expenses.

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

During the three months ended March 31, 2024, the Company sold an aggregate of 234,449 shares of common stock in ATM offerings under the November 2023 Shelf and pursuant to the ATM Agreement. Aggregate gross proceeds from the transactions were $15.3 million and the Company received $14.8 million in net proceeds, after deducting placement agent fees and offering expenses. As of March 31, 2024, the Company had sold an aggregate of 376,363 shares of common stock in ATM offerings under the November 2023 Shelf for aggregate net proceeds of $21.7 million.

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

The pre-funded warrants provide that the holder will not have the right to exercise any portion of its warrants if such holder, together with its affiliates, would beneficially own in excess of 9.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to such exercise (the “Beneficial Ownership Limitation”); provided, however, that the holder may increase or decrease the Beneficial Ownership Limitation by giving 61 days’ notice, but not to any percentage in excess of 19.99%. The investors or their affiliates are beneficial holders of more than 5% of the Company’s capital stock. The pre-funded warrants meet the condition for equity classification and were therefore recorded as a component of stockholders’ equity within additional paid-in capital at the time of their issuance. In September 2023, all of the pre-funded warrants were exercised in a cashless transaction which resulted in 1,229,221 shares of common stock being issued to the investor.

10. Stock-Based Compensation

The Company grants stock-based awards under its 2021 Stock Option and Incentive Plan (the “2021 Plan”), which was approved by its stockholders in February 2021 and amended and restated in January 2023. The Company also has outstanding stock option awards under its 2017 Stock Option and Grant Plan (the “Private Disc Plan”), the 2017 Stock Option and Grant Plan (the “Gemini 2017 Plan”), and the 2021 Inducement Plan, but is no longer granting awards under these plans. The Company also grants awards under its 2021 Employee Stock Purchase Plan (the “2021 ESPP”), which was approved by the Company's stockholders in July 2021 and amended and restated in January 2023. In addition, subject to approval by the Company's board of directors, the Company may grant stock-based awards outside of the 2021 Plan as an inducement to its executives.

Stock-Based Compensation Expense

Total stock-based compensation expense recorded as research and development and general and administrative expenses, respectively, for employees, directors and non-employees is as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Research and development	$1,543	$345
General and administrative	2,515	679
Total stock-based compensation expense	$4,058	$1,024

The following table summarizes unrecognized stock-based compensation expense as of March 31, 2024.

	Unrecognized Expense (In Thousands)	Weighted-Average Remaining Period of Recognition (In Years)
Restricted stock units	$22,595	3.87
Stock options	30,753	3.37
Total unrecognized equity-based compensation expense	$53,348

Restricted Stock Units

For purposes of calculating stock-based compensation, the Company determines the fair value of the restricted stock units based on the fair value of the Company’s common stock at the time of grant.

On February 7, 2024, the Company granted a restricted stock unit award for 36,666 shares of common stock outside of the 2021 Plan to its newly appointed Chief Financial Officer, Jean Franchi, as an inducement for entering into employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4). The restricted stock unit award vests with respect to 25% of the underlying shares on each of the first, second, third and fourth anniversaries of the vesting date as set by the Company policy, subject to Ms. Franchi’s continued employment with the Company.

On February 26, 2024, the Company granted a restricted stock unit award for 36,666 shares of common stock outside of the 2021 Plan to its newly appointed Chief Commercial Officer, Pamela Stephenson, as an inducement for entering into employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4). The restricted stock unit award vests with respect to 25% of the underlying shares on each of the first, second, third and fourth anniversaries of the vesting date as set by the Company policy, subject to Ms. Stephenson’s continued employment with the Company.

The following table summarizes restricted stock unit activity for the three months ended March 31, 2024.

	Number of Units	Weighted- Average Grant Date Fair Value
Restricted stock units as of December 31, 2023	—	$-
Granted	371,034	$64.14
Forfeited	(2,320)	$63.90
Restricted stock units as of March 31, 2024	368,714	$64.14

Stock Options

For purposes of calculating stock-based compensation, the Company estimates the fair value of stock options on the grant date using the Black-Scholes option-pricing model. This model incorporates various assumptions, including the expected volatility, expected term, and interest rates.

On February 7, 2024, the Company granted an option to purchase 55,000 shares of common stock outside of the 2021 Plan to its newly appointed Chief Financial Officer, Jean Franchi, as an inducement for entering into employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4). The option award has a ten-year term, with 25% of the underlying shares vesting and becoming exercisable on February 7, 2025, and the balance of the option award vesting in equal monthly installments over 36 months thereafter, subject to Ms. Franchi’s continued employment with the Company, and has an exercise price of $65.25.

On February 26, 2024, the Company granted an option to purchase 55,000 shares of common stock outside of the 2021 Plan to its newly appointed Chief Commercial Officer, Pamela Stephenson, as an inducement for entering into employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4). The option award has a ten-year term, with 25% of the underlying shares vesting and becoming exercisable on February 26, 2025, and the balance of the option award vesting in equal monthly installments over 36 months thereafter, subject to Ms. Stephenson’s continued employment with the Company, and has an exercise price of $64.66.

The following table summarizes stock option activity for the three months ended March 31, 2024.

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at December 31, 2023	2,459,037	$13.82	7.81	$109,078
Granted	616,871	64.59
Exercised	(95,467)	8.44
Forfeited	(30,924)	50.32
Expired	(1,244)	14.51
Outstanding at March 31, 2024	2,948,273	$24.23	8.05	$114,368
Exercisable at March 31, 2024	1,329,424	$10.67	6.99	$69,546

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the common stock as of the end of the period. The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2024 and 2023 was $5.5 million and $0.5 million, respectively.

The weighted-average assumptions used to estimate the fair value of stock options granted were as follows:

	Three Months Ended March 31,
	2024	2023
Risk-free interest rate	4.01%	3.86%
Expected term (in years)	6.03	6.05
Expected volatility	58%	62%
Expected dividend yield	0%	0%
Fair value per share of common stock	$64.59	$23.10

The total fair value of options vested during the three months ended March 31, 2024 and 2023 was $1.5 million and $0.8 million, respectively.

Shares of Restricted Common Stock

As of March 31, 2024, the Company had issued 63,061 shares of restricted common stock to the founders of Disc Medicine, Inc. prior to the merger (now known as Disc Medicine OpCo, Inc.), pursuant to subscription agreements and to certain key employees pursuant to the Private Disc Plan at $0.0001 per share. The stock restrictions relate to the sale and transferability of the stock and lapse over the defined vesting period in the restricted stock agreement. The vesting period is generally contingent upon continued employment or consulting services being provided to the Company. In the event of termination, the Company has the right, but not the obligation to repurchase the unvested shares at the original purchase price. As of March 31, 2024, these awards of restricted common stock were fully vested.

A summary of restricted common stock activity is as follows:

	Three Months Ended March 31,
	2024	2023
Unvested at the beginning of the year	—	1,916
Vested	—	(958)
Unvested at the end of the period	—	958

Employee Stock Purchase Plan

During the three months ended March 31, 2024 and 2023, 5,736 shares and zero shares, respectively, of common stock were issued under the 2021 ESPP.

11. Income Taxes

The Company did not record a provision or benefit for federal income taxes during the three months ended March 31, 2024 and 2023. The Company recorded state income tax expense of less than $0.1 million and less than $0.1 million for the three months ended March 31, 2024 and 2023, respectively, due to interest income. The Company continues to maintain a full valuation allowance against all of its deferred tax assets.

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

12. Net Loss Per Share

Basic and diluted net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average common shares outstanding. The weighted-average common shares outstanding used in the basic and diluted net loss per share calculation includes the pre-funded warrants issued in connection with the Company’s follow-on public offering in June 2023 of 204,081 and registered direct offering in February 2023 of 1,229,224, as the pre-funded warrants are exercisable for nominal cash consideration. In September 2023, 1,229,224 of the pre-funded warrants were exercised in a cashless transaction which resulted in 1,229,221 shares of common stock being issued to the investor. As of March 31, 2024, 204,081 pre-funded warrants were outstanding.

The Company has generated a net loss in all periods presented, so the basic and diluted net loss per share are the same, as the inclusion of the potentially dilutive securities would be anti-dilutive. The Company excluded the following from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect:

	March 31,
	2024	2023
Unvested restricted common stock	—	958
Restricted stock units	368,714	—
Options to purchase common stock	2,948,273	2,527,513
Employee stock purchase program	1,919	—

13. Commitments and Contingencies

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

Legal Proceedings

The Company, from time to time, may be party to litigation arising in the ordinary course of business. The Company was not subject to any material legal proceedings during the three months ended March 31, 2024 and 2023 and, to the best of its knowledge, no material legal proceedings are currently pending or threatened.

Payments Upon Termination

The Company enters into contracts in the normal course of business with CROs, CDMOs and other third parties for preclinical studies, clinical trials and manufacturing services. These contracts typically do not contain minimum purchase commitments and are generally cancelable by the Company upon written notice. Payments due upon cancellation consist of payments for services provided or expenses incurred, including noncancelable obligations of the Company’s service providers, up to the date of cancellation and, in the case of certain arrangements with CROs and CDMOs, may include noncancelable fees. Under such agreements, the exact amounts owed by the Company in the event of termination will be based on the timing of the termination and the exact terms of the agreement. As of March 31, 2024, the Company has not recognized any amounts related to these contingencies as the amount and timing of such payments are not fixed and estimable.

14. Leases

The Company is a tenant under a lease and sublease of office space in Watertown, Massachusetts, both operating leases. There have been no material changes to the Company’s leases during the three months ended March 31, 2024 and 2023. For additional information, please refer to Note 15 to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

15. Related Party Transactions

In February 2023, certain existing investors participated in the Company’s registered direct offering (see Note 9).

In March 2023, the Company executed a promissory note for an aggregate principal amount of $0.5 million from an existing investor. The Company did not use these funds and repaid the note four days later, recording a de minimis amount of interest expense based on the then Federal funds rate for short term loans of 4.5% per annum.

In June 2023, an existing investor participated in the Company’s follow-on offering. For a description of the follow-on public offering, please refer to Note 10 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

16. Subsequent Events

The Company has completed an evaluation of all subsequent events after the unaudited condensed consolidated balance sheet date of March 31, 2024 through the date these condensed consolidated financial statements were issued to ensure that these condensed consolidated financial statements include appropriate disclosure of events both recognized in the condensed consolidated financial statements as of March 31, 2024, and events which occurred subsequently but were not recognized in the condensed consolidated financial statements. The Company had no non-recognizable subsequent events.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing at the beginning of this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes appearing at the end of our Annual Report on Form 10-K for the year ended December 31, 2023. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.

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

Bitopertin is the lead product candidate in our heme biosynthesis modulation portfolio. Bitopertin was previously evaluated by F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., or collectively, Roche, in a comprehensive clinical program in over 4,000 individuals in other indications which demonstrated the activity of bitopertin as a glycine transporter 1, or GlyT1, inhibitor and its effect on heme biosynthesis. We are initially developing bitopertin for the treatment of EPs, including EPP and XLP. In July 2022, we initiated BEACON, a Phase 2 open-label, parallel-dose clinical trial of bitopertin in EPP and XLP patients that is being conducted at sites in Australia. In October 2022, we initiated AURORA, a Phase 2, randomized, double-blind, placebo-controlled clinical trial of bitopertin in EPP patients that is being conducted at sites in the United States. We presented interim data from BEACON in June and December 2023, and we presented topline data from AURORA in April 2024. Additional analyses of the BEACON and AURORA trials are anticipated to be presented in the second quarter of 2024. We expect to have regulatory interactions to define optimal registrational endpoints moving forward in EPP in the second half of 2024. We entered into a collaborative research and development agreement with the National Institutes of Health, or NIH, to conduct an NIH-sponsored clinical trial of bitopertin in DBA. The FDA authorized the clinical trial to proceed and the trial began in July 2023. We are planning additional trials of bitopertin in other indications.

DISC-0974 is the lead product candidate in our iron homeostasis portfolio and was in-licensed from AbbVie Deutschland GmbH & Co. KG, or AbbVie. DISC-0974 is designed to suppress hepcidin production and increase serum iron levels. We submitted an IND to the FDA for DISC-0974 in June 2021, received clearance in July 2021, and participants completed a Phase 1 clinical trial in healthy volunteers in the U.S. in June 2022 with results showing an acceptable tolerability profile and evidence of target engagement, iron mobilization and augmented erythropoiesis. We initiated a Phase 1b/2 clinical trial in June 2022 in patients with anemia of MF, and initiated a separate Phase 1b/2 clinical trial in February 2023 in patients with non-dialysis dependent CKD and anemia. We presented interim data from both of these trials in December 2023 and anticipate presenting additional interim data for anemia of MF in the second quarter of 2024, including safety and changes in hepcidin, iron, and hemoglobin levels for additional patients, as well as longer follow-up. We anticipate presenting additional interim data for non-dialysis dependent CKD and anemia in second half of 2024. In addition, we are developing a preclinical anti-hemojuvelin, or HJV, monoclonal antibody, DISC-0998, which also targets hepcidin suppression and was in-licensed from AbbVie. DISC-0998 is designed to increase serum iron levels and has an extended serum half-life as compared to DISC-0974. We believe this profile may be desirable in certain subsets of patients with anemia associated with inflammatory diseases.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs for personnel in executive, finance, commercial, corporate and business development, and administrative functions. General and administrative expenses also include legal fees relating to patent and corporate matters, including noncapitalizable transaction costs; professional fees for accounting, auditing, tax compliance and administrative consulting services; investor and public relations expenses; commercial planning; director and officer insurance costs and other insurance costs; and facility related expenses including maintenance and allocated expenses for rent and other operating costs.

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

Change in Fair Value of Contingent Value Right Liability

In December 2022, we entered into the CVR agreement, described in more detail in Note 1 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2023 and Note 3 to our unaudited condensed consolidated financial statements, which provided a CVR to Gemini’s pre-merger common stockholders to receive common stock from the Company upon its receipt of certain proceeds, calculated in accordance with the CVR agreement, resulting from a disposition of Gemini’s pre-merger assets within one year after the closing of the merger. The disposition period ended December 29, 2023 and no dispositions of Gemini’s pre-merger assets were made during the disposition period. Therefore, there were no CVR payments made to the holders and there will not be any future CVR payments to the holders. Prior to December 29, 2023, the CVR liability was measured at fair value as of each reporting date and the change in the fair value for the period, if any, was recorded in the condensed consolidated statements of operations and comprehensive loss in the change in fair value of contingent value right liability. The change in fair value of the CVR liability was de minimis for the three months ended March 31, 2023.

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023

The following table summarizes our results of operations for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023	Change
Operating expenses:
Research and development	$23,704	$20,180	$3,524
General and administrative	7,758	4,945	2,813
Total operating expenses	31,462	25,125	6,337
Loss from operations	(31,462)	(25,125)	(6,337)
Other income (expense), net:
Interest income	4,519	2,367	2,152
Other expense	(1)	—	(1)
Total other income (expense), net	4,518	2,367	2,151
Loss before income taxes	(26,944)	(22,758)	(4,186)
Income tax expense	(5)	(23)	18
Net loss	$(26,949)	$(22,781)	$(4,168)

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023	Change
Bitopertin	$6,369	$2,582	$3,787
DISC-3405	4,701	10,042	(5,341)
DISC-0974	3,771	2,515	1,256
Other research programs and expenses	2,429	1,921	508
Personnel-related (including equity-based compensation)	6,434	3,120	3,314
Total research and development expenses	$23,704	$20,180	$3,524

Research and development expenses were $23.7 million for the three months ended March 31, 2024, compared to $20.2 million for the three months ended March 31, 2023. The increase of $3.5 million in research and development expenses was primarily due to a $3.8 million increase in bitopertin development expense related to increased clinical study and drug manufacturing activity, and a $3.3 million increase in personnel-related costs related to higher research and development headcount, including an increase of $1.2 million in stock-based compensation driven by the Company's annual grant to employees in January 2024; partially offset by a $5.3 million decrease related to the DISC-3405 program which incurred $10.0 million in an upfront license fee in the three months ended March 31, 2023.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023	Change
Personnel-related (including equity-based compensation)	$4,815	$2,082	$2,733
Legal, consulting and professional fees	2,138	1,928	210
Other expenses	805	935	(130)
Total general and administrative expenses	$7,758	$4,945	$2,813

General and administrative expenses were $7.8 million for the three months ended March 31, 2024, compared to $4.9 million for the three months ended March 31, 2023. The increase of $2.8 million in general and administrative expenses was primarily due to an increase of $2.7 million in personnel-related costs due to higher general and administrative headcount, including an increase of $1.8 million in stock-based compensation driven by the Company's annual grant to employees in January 2024.

Other Income (Expense), Net

Other income, net was $4.5 million for the three months ended March 31, 2024, compared to other income, net of $2.4 million for the three months ended March 31, 2023. The change of $2.2 million in other income (expense), net was primarily due to an increase in interest income based on a larger cash and cash equivalents balance and higher interest rates.

Income Tax Expense

Income tax expense was less than $0.1 million for the three months ended March 31, 2024, compared to less than $0.1 million for the three months ended March 31, 2023. This expense relates to state income tax resulting from interest income.

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

To date, we have funded our operations primarily with proceeds from the sale of our convertible preferred stock and common stock, the proceeds from the merger with Gemini, proceeds from at-the-market offerings, proceeds from a registered direct offering and proceeds from a follow-on public offering. Through March 31, 2024, we have received net proceeds of $144.5 million from sales of our Series Seed, Series A and Series B convertible preferred stock, $89.5 million from the merger with Gemini, $53.5 million from sales of common stock in a pre-closing private financing, $62.4 million from sales of common stock and pre-funded warrants in a registered direct offering, $147.9 million from sales of common stock and pre-funded warrants in a public follow-on offering and $41.3 million from at-the-market offerings. As of March 31, 2024, we had cash and cash equivalents of $342.6 million.

We have incurred significant operating losses since inception and, as of March 31, 2024, had an accumulated deficit of $215.6 million. In addition, we expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future. We believe that our current cash resources will enable us to fund our current planned operating expense and capital expenditure requirements well into 2026. We may also pursue additional cash resources through public or private equity offerings, collaborations or debt financings.

Cash Flows

The following table provides information regarding our cash flows for each period presented (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash provided by (used in):
Operating activities	$(33,599)	$(35,466)
Investing activities	(67)	(29)
Financing activities	15,900	77,306
Net increase (decrease) in cash, cash equivalents and restricted cash	$(17,766)	$41,811

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

During the three months ended March 31, 2024, net cash used in operating activities of $33.6 million was primarily due to our net loss of $26.9 million, which includes interest income of $4.5 million; and changes in operating assets and liabilities of $10.9 million, including a milestone payment of $5.0 million to Mabwell; offset by non-cash expenses of $4.2 million primarily related to stock-based compensation expense of $4.1 million.

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

Investing Activities

During the three months ended March 31, 2024 and 2023, net cash used in investing activities was due to purchases of property and equipment.

Financing Activities

During the three months ended March 31, 2024, net cash provided by financing activities of $15.9 million consisted primarily of aggregate net proceeds of $14.8 million from the at-the-market offerings.

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

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations as of March 31, 2024 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Operating lease commitments(1)	$2,299	$931	$1,368	$—	$—
Total	$2,299	$931	$1,368	$—	$—

(1) Amounts reflect payments due for our leased and subleased office spaces in Watertown, Massachusetts as of March 31, 2024. The lease terms began in November 2021 and June 2023, and both end in November 2026.

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of our condensed consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, costs and expenses, and the disclosure of contingent assets and liabilities in our condensed consolidated financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions. See our Annual Report on Form 10-K for the year ended December 31, 2023 for more information about critical accounting policies as well as a description of our other significant accounting policies.

There have been no material changes to our critical accounting estimates from those described in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2023.

Recently Issued and Adopted Accounting Pronouncements

A description of recently issued and certain recently adopted accounting pronouncements that have or may potentially impact our financial position and results of operations is included in Note 2 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

As of March 31, 2024 and December 31, 2023, we had cash and cash equivalents of $342.6 million and $360.4 million, respectively, which consisted of cash, money market funds and U.S. treasury notes. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, an immediate 10% change in market interest rates would not have a material effect on the fair market value of our cash or cash equivalents.

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

Inflation generally affects us by increasing our cost of labor and contract research. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2024 and 2023.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Principal Executive Officer (our Chief Executive Officer) and Principal Financial Officer (our Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. We are not currently aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.

ITEM 1A. RISK FACTORS

Set forth below are the risks that we believe are material to our investors and they should be carefully considered. If any of the following risks and uncertainties actually occurs, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks described below are not intended to be exhaustive and other factors not presently known to us or that we currently believe are immaterial may affect our business, prospects, financial condition and results of operations if they occur. This section contains forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements beginning on page 1 of this Quarterly Report on Form 10-Q.

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

Our net losses were $26.9 million and $22.8 million for the three months ended March 31, 2024 and 2023, respectively. We had an accumulated deficit of $215.6 million as of March 31, 2024. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect our research and development expenses to increase significantly in connection with the commencement and continuation of clinical trials of our product candidates. In addition, if we obtain regulatory approval for our product candidates, we will incur significant sales, marketing and manufacturing expenses. We also will continue to incur additional costs associated with operating as a public company and expect to continue to incur significant and increasing operating losses over the next several years and for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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

From time to time, we may publicly disclose interim, top-line, initial or preliminary data from our clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data. For example, we announced top-line results from the Phase 1 DISC-0974 clinical trial in June 2022 and initial data from our Phase 2 BEACON clinical trial of bitopertin in June 2023. We announced top-line data from our AURORA Phase 2 trial of bitopertin in patients with EPP in April 2024. We also announced updated data from our Phase 2 BEACON clinical trial of bitopertin and initial data from our Phase 1b/2 DISC-0974 trials in patients with anemia of MF and patients with anemia and NDD-CKD in December 2023. We also may make assumptions, estimations, calculations and conclusions as part of our analyses of data, and may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the interim, top-line, initial or preliminary results that we report may differ from future results of the same trials, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Interim, top-line, initial and preliminary data from clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Interim, top-line, initial and preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the interim, top-line, initial or preliminary data we previously published. As a result, interim, top-line, initial and preliminary data should be viewed with caution until the final data are available. Adverse differences between interim, top-line, initial or preliminary data and final data could significantly harm our business prospects and may cause the price of our common stock to fluctuate or decline.

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

We are party to license agreements with Roche, AbbVie and Mabwell and we may from time to time in the future be party to other license and collaboration agreements with third parties to advance our research or allow commercialization of current or future product candidates. Such agreements may impose numerous obligations, such as development, diligence, payment, commercialization, funding, milestone, royalty, sublicensing, insurance, patent prosecution, enforcement and other obligations on us and may require us to meet development timelines, or to exercise commercially reasonable efforts to develop and commercialize licensed products, in order to maintain the licenses. See “Business-Collaborations and License Agreement” of our Annual Report on Form 10-K for the year ended December 31, 2023 for more information regarding our license agreements with Roche, AbbVie and Mabwell. In spite of our best efforts, our licensors might conclude that we have materially breached our license agreements and might therefore terminate the license agreements, thereby removing or limiting our ability to develop and commercialize products and technologies covered by these license agreements.

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

The Inflation Reduction Act of 2022, or the IRA, includes several provisions that may impact our business, depending on how various aspects of the IRA are implemented. Provisions that may impact our business include a $2,000 out-of-pocket cap for Medicare Part D beneficiaries, the imposition of new manufacturer financial liability on most drugs in Medicare Part D, permitting the U.S. government to negotiate Medicare Part B and Part D pricing for certain high-cost drugs and biologics without generic or biosimilar competition, requiring companies to pay rebates to Medicare for drug prices that increase faster than inflation, and delay until January 1, 2032 the implementation of the HHS rebate rule that would have limited the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one orphan designation and for which the only approved indication is for that disease or condition. If a product receives multiple orphan designations or has multiple approved indications, it may not qualify for the orphan drug exemption. The implementation of which is currently subject to ongoing litigation challenging the constitutionality of the IRA’s Medicare drug price negotiation program. The effects of the IRA on our business and the healthcare industry in general is not yet known.

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

As of April 30, 2024, we had 78 full-time employees and no part-time employees. We expect to experience significant growth in the number of our employees and the scope of our operations, particularly as we function as a public company and in the areas of product development, regulatory affairs and, if any of our product candidates receives regulatory approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

If our existing securityholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after legal restrictions on resale discussed in our Annual Report on Form 10-K for the year ended December 31, 2023 lapse, the trading price of our common stock could decline. As of March 31, 2024, we had 24,695,885 shares of common stock outstanding. All outstanding shares of common stock, other than shares held by our affiliates will be freely tradable, without restriction, in the public market. In addition, shares of common stock that are subject to outstanding options of ours will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements and Rules 144 and 701 under the Securities Act. If these shares are sold, the trading price of our common stock could decline.

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

(c) Issuer Purchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

The following table discloses any officer (as defined in Rule 16a-1(f) under the Exchange Act) or director who entered into, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K) during the three months ended March 31, 2024:

Name and Title	Type of Trading Arrangement	Action Taken (Date of Action)	Duration or End Date	Aggregate Number of Securities to be Sold	Description of Trading Arrangement
John Quisel, J.D., Ph.D. Chief Executive Officer and Director	Trading plan intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c)	Adoption (February 27, 2024)	End Date (October 15, 2024)	45,623	Sale
Rahul Khara, Pharm.D., J.D. General Counsel	Trading plan intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c)	Adoption (February 8, 2024)	End Date (December 31, 2024)	6,000	Sale

ITEM 6. EXHIBITS.

The exhibits filed as part of this Quarterly Report are set forth on the Exhibit Index, which is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description
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
10.1#

Employment Agreement, dated February 7, 2024, by and between Disc Medicine, Inc. and Jean M. Franchi (incorporated by reference to Exhibit 10.1 to the Registration’s Current Report on Form 8-K (File No. 001-39438) filed on February 7, 2024).

10.2#

Form of Non-Qualified Stock Option Agreement Non-Plan Inducement Grant Restricted Stock Unit Award Agreement Non-Plan Inducement Grant (incorporated by reference to Exhibit 99.5 to the Registrant’s Registration Statement on Form S-8 (File No 333-278129) filed on March 21, 2024).

10.3#

Form of Restricted Stock Unit Award Agreement Non-Plan Inducement Grant (incorporated by reference to Exhibit 99.6 to the Registrant’s Registration Statement on Form S-8 (File No 333-278129) filed on March 21, 2024).

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

# Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DISC MEDICINE, INC.

Date: May 9, 2024	By:	/s/ John Quisel
John Quisel, J.D., Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2024	By:	/s/ Jean Franchi
Jean Franchi
Chief Financial Officer (Principal Financial and Accounting Officer)