Form 10-Q
period 2024-06-30
Disc Medicine, Inc.
filed 2024-08-08
CIK 1816736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 5, 2024 there were 29,725,763 shares of Common Stock, $0.0001 par value per share, outstanding.

i

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or Quarterly Report, of Disc Medicine, Inc., or the Company, contains or incorporates statements that constitute forward-looking statements within the meaning of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Quarterly Report on Form 10-Q may include, for example, statements about:

•
the initiation, timing, progress, results, and cost of our research and development programs and our current and future preclinical studies and clinical trials, including our ongoing Phase 1b/2 clinical trials of DISC-0974 and our ongoing Phase 1 clinical trial of DISC-3405, and including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available, and our research and development programs;
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
•
the impact of global economic and political developments on our business, including rising inflation and capital market disruptions, the current conflicts between Russia and Ukraine and between Israel and Hamas, economic sanctions and economic slowdowns or recessions that may result from such developments which could harm our research and development efforts as well as the value of our common stock and our ability to access capital markets; and
•
other risks and uncertainties, including those listed under the caption “Risk Factors.”

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

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DISC MEDICINE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	June 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$280,663	$360,382
Marketable securities	220,282	—
Prepaid expenses and other current assets	7,296	5,280
Total current assets	508,241	365,662
Property and equipment, net	98	170
Right-of-use assets, operating leases	1,642	1,930
Other assets	236	234
Total assets	$510,217	$367,996
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,749	$12,629
Accrued external research and development expenses	10,351	1,986
Other accrued expenses	4,451	6,159
Operating lease liabilities, current	759	665
Total current liabilities	20,310	21,439
Operating lease liabilities, non-current	1,078	1,436
Total liabilities	21,388	22,875
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock, $0.0001 par value; 100,000,000 shares authorized as of June 30, 2024 and December 31, 2023; 29,707,997 and 24,360,233 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	3	2
Additional paid-in capital	730,832	533,764
Accumulated other comprehensive loss	(60)	—
Accumulated deficit	(241,946)	(188,645)
Total stockholders’ equity	488,829	345,121
Total liabilities and stockholders’ equity	$510,217	$367,996

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISC MEDICINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$23,485	$12,100	$47,189	$32,280
General and administrative	7,367	5,228	15,125	10,173
Total operating expenses	30,852	17,328	62,314	42,453
Loss from operations	(30,852)	(17,328)	(62,314)	(42,453)
Other income (expense), net:
Interest income	4,573	2,910	9,092	5,277
Change in fair value of contingent value right liability	—	(1,500)	—	(1,500)
Other expense	(13)	(5)	(14)	(5)
Total other income (expense), net	4,560	1,405	9,078	3,772
Loss before income taxes	(26,292)	(15,923)	(53,236)	(38,681)
Income tax expense	(60)	(24)	(65)	(47)
Net loss	$(26,352)	$(15,947)	$(53,301)	$(38,728)
Net loss attributable to common stockholders-basic and diluted	$(26,352)	$(15,947)	$(53,301)	$(38,728)
Weighted-average common shares outstanding-basic and diluted	25,649,043	21,484,955	25,229,456	20,226,923
Net loss per share attributable to common stockholders-basic and diluted	$(1.03)	$(0.74)	$(2.11)	$(1.91)

Comprehensive loss:
Net loss	$(26,352)	$(15,947)	$(53,301)	$(38,728)
Other comprehensive loss:
Foreign currency translation adjustments	6	—	6	—
Unrealized loss on marketable securities	(66)	—	(66)	—
Total other comprehensive loss	(60)	—	(60)	—
Comprehensive loss	$(26,412)	$(15,947)	$(53,361)	$(38,728)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISC MEDICINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK

AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share and per share amounts)

(Unaudited)

	Common Stock $0.0001 Par Value		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Deficit
Balance at December 31, 2023	24,360,233	$2	$533,764	$—	$(188,645)	$345,121
Issuance of common stock upon exercise of stock options	95,467	—	806	—	—	806
Stock-based compensation expense	—	—	4,058	—	—	4,058
Sale of common stock in at-the-market offerings, net of issuance costs of $518	234,449	—	14,790	—	—	14,790
Issuance of common stock under employee stock purchase plan	5,736	—	245	—	—	245
Net loss	—	—	—	—	(26,949)	(26,949)
Balance at March 31, 2024	24,695,885	$2	$553,663	$—	$(215,594)	$338,071
Issuance of common stock upon exercise of stock options	68,112	—	567	—	—	567
Stock-based compensation expense	—	—	4,091	—	—	4,091
Sale of common stock in registered direct offering, net of issuance costs of $5,472	4,944,000	1	172,511	—	—	172,512
Foreign currency translation adjustments	—	—	—	6	—	6
Unrealized loss on marketable securities	—	—	—	(66)	—	(66)
Net loss	—	—	—	—	(26,352)	(26,352)
Balance at June 30, 2024	29,707,997	$3	$730,832	$(60)	$(241,946)	$488,829

	Common Stock $0.0001 Par Value		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2022	17,403,315	$2	$288,814	$—	$(112,216)	$176,600
Issuance of common stock upon exercise of stock options	74,753	—	1,067	—	—	1,067
Vesting of restricted common stock	958	—	—	—	—	—
Stock-based compensation expense	—	—	1,024	—	—	1,024
Sale of common stock in registered direct offering, net of issuance costs of $80	1,488,166	—	34,148	—	—	34,148
Sale of pre-funded warrants in registered direct offering, net of issuance costs of $66	—	—	28,206	—	—	28,206
Sale of common stock in at-the-market offerings, net of issuance costs of $408	608,050	—	14,591	—	—	14,591
Net loss	—	—	—	—	(22,781)	(22,781)
Balance at March 31, 2023	19,575,242	$2	$367,850	$—	$(134,997)	$232,855
Issuance of common stock upon exercise of stock options	41,475	—	242	—	—	242
Vesting of restricted common stock	958	—	—	—	—	—
Stock-based compensation expense	—	—	1,309	—	—	1,309
Sale of common stock in follow-on public offering, net of issuance costs of $9,272	3,015,919	—	138,508	—	—	138,508
Sale of pre-funded warrants in follow-on public offering, net of issuance costs of $627	—	—	9,373	—	—	9,373
Sale of common stock in at-the-market offerings, net of issuance costs of $119	217,300	—	4,879	—	—	4,879
Net loss	—	—	—	—	(15,947)	(15,947)
Balance at June 30, 2023	22,850,894	$2	$522,161	$—	$(150,944)	$371,219

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISC MEDICINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(53,301)	$(38,728)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	136	50
Stock-based compensation	8,149	2,333
Amortization/ accretion of investment securities	(596)	—
Change in fair value of contingent value right liability	—	1,500
Noncash lease expense	288	134
Other non-cash items	6	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,616)	128
Accounts payable	(8,029)	(11,476)
Accrued external research and development expenses	8,365	(200)
Other accrued expenses	(2,130)	(1,791)
Operating lease liabilities	(264)	(140)
Net cash used in operating activities	(48,992)	(48,190)
Cash flow from investing activities
Purchases of property and equipment	(64)	(41)
Purchases of marketable securities	(219,752)	—
Net cash used in investing activities	(219,816)	(41)
Cash flow from financing activities
Proceeds from sale of common stock in offerings, net of issuance costs paid	172,683	172,755
Proceeds from sale of pre-funded warrants in offerings, net of issuance costs paid	—	37,637
Proceeds from sale of common stock in at-the-market offerings, net of issuance costs paid	14,790	19,471
Proceeds from stock option exercises	1,373	1,298
Contributions from employee stock purchase plan	245	—
Net cash provided by financing activities	189,091	231,161
Net increase (decrease) in cash, cash equivalents and restricted cash	(79,717)	182,930
Cash, cash equivalents and restricted cash, beginning of period	360,616	194,788
Cash, cash equivalents and restricted cash, end of period	$280,899	$377,718
Supplemental cash flow information
Cash paid for income taxes	$33	$—
Supplemental disclosure of non-cash activities
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$1,106
Net decrease in right-of-use assets related to lease modifications and reassessment events	$—	$237
Net decrease in operating lease liabilities due to lease modifications and reassessment events	$—	$207
Receivable related to deferred issuance costs on sale of common stock and pre-funded warrants in offerings included in other current assets	$—	$400
Deferred issuance costs on sale of common stock and pre-funded warrants in offerings included in accounts payable and accrued expenses	$171	$558

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISC MEDICINE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Nature of the Business

Disc Medicine, Inc. (together with its subsidiaries, the “Company”) is a clinical-stage biopharmaceutical company focused on the discovery, development, and commercialization of novel treatments for patients suffering from serious hematologic diseases. The Company has assembled a portfolio of clinical and preclinical product candidates that aim to modify fundamental biological pathways associated with the formation and function of red blood cells, specifically heme biosynthesis and iron homeostasis. The Company’s current pipeline includes bitopertin for the treatment of erythropoietic porphyrias (“EPs”) including erythropoietic protoporphyria (“EPP”), X-linked protoporphyria (“XLP”), and Diamond-Blackfan Anemia (“DBA”); DISC-0974 for the treatment of anemia of myelofibrosis (“MF”) and anemia of chronic kidney disease (“CKD”); and DISC-3405 for the treatment of polycythemia vera (“PV”) and other hematologic disorders. In addition, the Company’s preclinical programs include DISC-0998 for the treatment of anemia associated with inflammatory diseases. The Company’s approach to product candidate development leverages well-understood molecular mechanisms that have been validated in humans. The Company believes that each of its product candidates, if approved, has the potential to improve the lives of patients suffering from hematologic diseases. The Company was founded in October 2017. The Company’s principal offices are in Watertown, Massachusetts.

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

Liquidity and Capital Resources

The Company’s condensed consolidated financial statements have been prepared on the basis of the Company continuing as a going concern. The Company expects that its existing cash, cash equivalents, and marketable securities as of June 30, 2024 of $500.9 million will enable the Company to fund its planned operating expense and capital expenditure requirements for at least twelve months from the date of issuance of these condensed consolidated financial statements. The Company has incurred recurring losses and negative cash flows from operations since inception. As of June 30, 2024, the Company had an accumulated deficit of $241.9 million. The Company expects its operating losses and negative operating cash flows to continue into the foreseeable future. The future viability of the Company is dependent on its ability to generate cash from operating activities or to raise additional capital to finance its operations. There can be no assurance that the Company will ever earn revenues or achieve profitability, or if achieved, that the revenues or profitability will be sustained on a continuing basis. In addition, the Company’s preclinical and clinical development activities, manufacturing and commercialization of the Company’s product candidates, if approved, will require significant additional financing.

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

Unaudited Interim Condensed Consolidated Financial Information

The accompanying condensed consolidated financial statements as of June 30, 2024 and for the three and six months ended June 30, 2024 and 2023 are unaudited. The financial data and other information contained in the notes hereto as of June 30, 2024 and for the three and six months ended June 30, 2024 and 2023 are also unaudited. The condensed consolidated balance sheet data as of December 31, 2023 was derived from the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements, and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of June 30, 2024 and the results of its operations and cash flows for the three and six months ended June 30, 2024 and 2023. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2023, and the notes thereto, included in the Company’s Annual Report on Form 10-K.

The results for the three and six months ended June 30, 2024 and 2023 are not necessarily indicative of results to be expected for the full years, or any other interim periods, or any future year or period.

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting period. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to accrued research and development expenses; stock-based compensation expense; the fair value determinations for instruments accounted for at fair value; the fair value of the contingent value right (“CVR”) (see Note 3); the incremental borrowing rate for determining lease liabilities and right-of-use assets; and income taxes. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it has concluded to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates as there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results may differ materially from those estimates or assumptions.

Concentration of Credit Risk and of Significant Suppliers

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, and marketable securities. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits and limits its exposure to cash risk by placing its cash with high credit quality accredited financial institutions. The Company has concluded that it is not subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

The Company relies, and expects to continue to rely, on a small number of vendors to manufacture supplies and to process its product candidates for its development programs. These programs could be adversely affected by a significant interruption in the manufacturing process or supply chain.

Comprehensive Income (Loss)

Comprehensive income (loss) is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) includes net income (loss) and the change in accumulated other comprehensive income (loss) for the period. Accumulated other comprehensive income (loss) consisted of foreign currency translation adjustments and unrealized gains and losses on available-for-sale marketable securities during the three and six months ended June 30, 2024 and 2023.

Marketable Securities

The Company classifies its marketable securities as available-for-sale. All of the Company’s marketable securities are available to the Company for use in current operations. As a result, the Company classified all of these securities as current assets even though the stated maturity of some individual securities may be one year or more beyond the balance sheet date. Marketable securities are maintained by an investment manager and consist of U.S. government securities. Marketable securities are carried at fair value with the unrealized gains and losses included in accumulated other comprehensive income (loss) as a component of stockholders’ equity until realized. Any premium or discount arising at purchase is amortized and/or accreted to interest income and/or expense over the life of the underlying marketable security.

Although available to be sold to meet operating needs or otherwise, securities are generally held through maturity. The cost of securities sold is determined on a specific identification basis, and realized gains and losses are included in other income (expense), net within the consolidated statements of operations and comprehensive loss.

The Company reviews its portfolio of available-for-sale securities, using both quantitative and qualitative factors, to determine if declines in fair value below cost have resulted from a credit loss or other factors. If the decline in fair value is due to credit loss factors, a loss is recognized. To date, the Company has not experienced any credit losses and does not expect it is exposed to any significant credit risk on these investments.

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized as follows (in thousands):

	June 30, 2024
	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$74,992	$—	$—
U.S. treasury securities	—	157,214	—
U.S. government agency securities	—	32,298	—
Total cash equivalents	74,992	189,512	—
Marketable securities:
U.S. treasury securities	—	136,743	—
U.S. government agency securities	—	83,539	—
Total marketable securities	—	220,282	—
Total assets	$74,992	$409,794	$—

	December 31, 2023
	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$55,001	$—	$—
U.S. treasury securities	—	255,419	—
Total cash equivalents	55,001	255,419	—
Total assets	$55,001	$255,419	$—

The fair value of the Company’s Level 1 cash equivalents, consisting of money market funds, is based on quoted market prices in active markets with no valuation adjustment. The fair value of the Company’s Level 2 cash equivalents and marketable securities, consisting of U.S. treasury and U.S. government agency securities, with original maturities of three months or less and twelve months or less, respectively, are determined through third-party pricing services. The amortized cost of the cash equivalents approximates the fair value. There have been no impairments of the Company’s assets measured and carried at fair value nor changes in valuation techniques during the three and six months ended June 30, 2024 and 2023. The Company transferred assets of $0.9 million from Level 2 to Level 1 during the three and six months ended June 30, 2024. The Company did not have any non-recurring fair value measurements on any assets or liabilities during the three and six months ended June 30, 2024 and 2023.

On August 9, 2022, Gemini Therapeutics, Inc., a Delaware corporation (“Gemini”), Gemstone Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Gemini (“Merger Sub”), and Disc Medicine, Inc., a Delaware corporation (“Private Disc”), entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”). The merger was completed on December 29, 2022. As described in Note 1 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, in connection with the merger, the stockholders of Gemini at the effective time of the merger received a CVR to receive consideration from the Company upon its receipt of certain proceeds, resulting from a disposition of Gemini’s pre-merger assets within one year after the closing of the merger, calculated in accordance with the CVR Agreement. The disposition period ended December 29, 2023 and no dispositions of Gemini's pre-merger assets were made during the disposition period. Therefore, the CVR obligation no longer existed as of June 30, 2024 and December 31, 2023, respectively.

The following table provides a summary of changes in fair value of the CVR liability for the three and six months ended June 30, 2023 (in thousands):

Level 3 Rollforward
Balance at December 31, 2022	$—
Change in fair value of contingent value right liability	—
Balance at March 31, 2023	—
Change in fair value of contingent value right liability	1,500
Balance at June 30, 2023	$1,500

4. Marketable Securities

Marketable securities as of June 30, 2024 consisted of the following (in thousands):

		Gross Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Marketable securities available-for-sale:
U.S. treasury securities	$136,782	$2	$(41)	$136,743
U.S. government agency securities	83,566	—	(27)	83,539
Total available-for-sale securities	$220,348	$2	$(68)	$220,282

Marketable securities as of December 31, 2023 were zero. As of June 30, 2024, all marketable securities had an original maturity date of twelve months or less. The aggregate fair value of marketable securities with unrealized losses was $220.3 million as of June 30, 2024 and zero as of December 31, 2023, respectively. As of June 30, 2024 and December 31, 2023, 26 investments and no investments, respectively, were in an unrealized loss position. All such investments have been in an unrealized loss position for less than a year and these losses are considered temporary. The Company has the ability and intent to hold these investments until a recovery of their amortized cost, which may not occur until maturity. The Company expects that U.S. treasury and U.S. government agency securities are subject to minimal credit risk. As a result, the Company did not record any charges for credit-related impairments for its available-for-sale securities for the three and six months ended June 30, 2024 and 2023.

5. Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Cash and cash equivalents	$280,663	$360,382
Restricted cash	236	234
Total cash, cash equivalents and restricted cash as shown on the condensed consolidated statements of cash flows	$280,899	$360,616

6. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Computer equipment	$231	$231
Furniture and fixtures	240	184
Leasehold improvements	8	—
Less: Accumulated depreciation	(381)	(245)
Property and equipment, net	$98	$170

7. Other Accrued Expenses

Other accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Accrued employee-related expenses	$3,493	$5,790
Accrued professional fees	770	317
Accrued other	188	52
Total accrued expenses	$4,451	$6,159

8. Development and License Agreements

License and Stock Purchase Agreement with AbbVie Deutschland GmbH & Co. KG (“AbbVie”)

In September 2019, the Company entered into an agreement with AbbVie, pursuant to which AbbVie granted the Company an exclusive license, with the right to grant sublicenses, to certain AbbVie intellectual property.

Under this agreement, the Company paid a non-refundable, non-creditable upfront fee of $0.6 million. The Company is also obligated to make future payments upon the achievement of certain development, commercialization and sales-based milestones up to $18.0 million, $45.0 million and $87.5 million, respectively on a licensed product-by-licensed product basis. In addition, the Company is also obligated to pay royalties based on net sales of the licensed products on a licensed product-by-licensed product and country-by-country basis. As of June 30, 2024, none of the milestones had been achieved.

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

The Company is obligated to make contingent payments to Roche up to an aggregate of $50.0 million in development and regulatory milestone payments for development and approval in a first indication and up to an aggregate of $35.0 million in development and regulatory milestone payments for development and approval in a second indication. The Company is also obligated to make contingent payments to Roche up to an aggregate of $120.0 million based on achievement of certain thresholds for annual net sales of licensed products. As of June 30, 2024, none of the milestones had been achieved. Roche is also eligible to receive tiered royalties on net sales of commercialized products, at rates ranging from high single-digits to high teens.

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

During the three and six months ended June 30, 2024, the Company recorded research and development expense related to its arrangement with Mabwell of $0.1 million. During the three and six months ended June 30, 2023, the Company recorded research and development expense related to its arrangement with Mabwell of zero and $10.0 million, respectively.

9. Convertible Preferred Stock

As of June 30, 2024 and December 31, 2023, the Company was authorized to issue up to 10,000,000 shares of preferred stock at a par value of $0.0001, with no shares issued or outstanding.

10. Common Stock

As of June 30, 2024 and December 31, 2023, the authorized capital stock of the Company included 100,000,000 shares of common stock, $0.0001 par value per share. As of June 30, 2024, the Company has 2,924,576 shares of common stock reserved for the exercise of stock options and 204,081 shares of common stock reserved for the exercise of pre-funded warrants.

Underwritten Offering

In June 2024, the Company entered into an underwriting agreement with Leerink Partners related to an underwritten offering of 4,944,000 shares of common stock of the Company, par value $0.0001 per share, at a price to the public of $36.00 per share. The Company received net proceeds of $172.5 million, after deducting the underwriting discount and offering expenses of $5.5 million.

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

ATM Program

In January 2023, the Company filed a shelf registration statement on Form S-3 with the SEC, which covered the offering, issuance and sale by the Company of up to an aggregate of $300.0 million of the Company’s common stock, preferred stock, debt securities, warrants or units (the “January 2023 Shelf”). Subsequently in January 2023, the Company entered into a Sales Agreement (the “Sales Agreement”) with SVB Securities LLC, as sales agent, to provide for the offering, issuance and sale by the Company of up to $100.0 million of the Company’s common stock from time to time in “at-the-market” (“ATM”) offerings under the January 2023 Shelf. Effective June 12, 2023, the ATM program with SVB Securities LLC was suspended. Following the date of the ATM suspension, the Company did not make any further sales of its common stock pursuant to the Sales Agreement. The Sales Agreement was terminated effective September 28, 2023. In connection with the ATM suspension, the Company recognized the remaining capitalized issuance costs of $0.3 million as general and administrative expense in the consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2023. As of September 30, 2023, the Company had sold an aggregate of 825,350 shares of common stock in ATM offerings under the January 2023 Shelf. Aggregate gross proceeds from the transactions were $20.0 million and the Company received $19.5 million in net proceeds, after deducting placement agent fees and offering expenses.

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

During the three months ended March 31, 2024, the Company sold an aggregate of 234,449 shares of common stock in ATM offerings under the November 2023 Shelf and pursuant to the ATM Agreement. Aggregate gross proceeds from the transactions were $15.3 million and the Company received $14.8 million in net proceeds, after deducting placement agent fees and offering expenses. During the three months ended June 30, 2024, the Company sold no shares in ATM offerings. As of June 30, 2024, the Company had sold an aggregate of 376,363 shares of common stock in ATM offerings under the November 2023 Shelf for aggregate gross proceeds of $22.5 million and aggregate net proceeds received of $21.8 million, after deducting placement agent fees and offering expenses.

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

Stock-Based Compensation Expense

Total stock-based compensation expense recorded as research and development and general and administrative expenses, respectively, for employees, directors and non-employees is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$1,686	$367	$3,229	$712
General and administrative	2,405	942	4,920	1,621
Total stock-based compensation expense	$4,091	$1,309	$8,149	$2,333

The following table summarizes unrecognized stock-based compensation expense as of June 30, 2024.

	Unrecognized Expense (In Thousands)	Weighted-Average Remaining Period of Recognition (In Years)
Restricted stock units	$20,942	3.63
Stock options	29,644	3.03
Total unrecognized equity-based compensation expense	$50,586

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

The following table summarizes restricted stock unit activity for the six months ended June 30, 2024.

	Number of Units	Weighted- Average Grant Date Fair Value
Restricted stock units as of December 31, 2023	—	$-
Granted	374,169	$63.86
Forfeited	(8,701)	$63.90
Restricted stock units as of June 30, 2024	365,468	$63.86

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

The following table summarizes stock option activity for the six months ended June 30, 2024.

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at December 31, 2023	2,459,037	$13.82	7.81	$109,078
Granted	696,533	61.53
Exercised	(163,579)	8.46
Forfeited	(55,463)	45.02
Expired	(11,952)	113.93
Outstanding at June 30, 2024	2,924,576	$24.48	7.95	$72,721
Exercisable at June 30, 2024	1,451,437	$12.28	7.09	$48,766

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the common stock as of the end of the period. The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2024 and 2023 was $7.1 million and $2.0 million, respectively.

The weighted-average assumptions used to estimate the fair value of stock options granted were as follows:

	Six Months Ended June 30,
	2024	2023
Risk-free interest rate	4.04%	3.67%
Expected term (in years)	6.43	7.73
Expected volatility	58%	58%
Expected dividend yield	0%	0%
Fair value per share of common stock	$61.53	$35.36

The total fair value of options vested during the six months ended June 30, 2024 and 2023 was $5.3 million and $2.1 million, respectively.

Shares of Restricted Common Stock

As of June 30, 2024, the Company had issued 63,061 shares of restricted common stock to the founders of Disc Medicine, Inc. prior to the merger (now known as Disc Medicine OpCo, Inc.), pursuant to subscription agreements and to certain key employees pursuant to the Private Disc Plan at $0.0001 per share. The stock restrictions relate to the sale and transferability of the stock and lapse over the defined vesting period in the restricted stock agreement. The vesting period is generally contingent upon continued employment or consulting services being provided to the Company. In the event of termination, the Company has the right, but not the obligation to repurchase the unvested shares at the original purchase price. As of June 30, 2024, these awards of restricted common stock were fully vested.

A summary of restricted common stock activity is as follows:

	Six Months Ended June 30,
	2024	2023
Unvested at the beginning of the year	—	1,916
Vested	—	(1,916)
Unvested at the end of the period	—	—

Employee Stock Purchase Plan

During the six months ended June 30, 2024 and 2023, 5,736 shares and zero shares, respectively, of common stock were issued under the 2021 ESPP.

12. Income Taxes

The Company did not record a provision or benefit for federal income taxes during the three and six months ended June 30, 2024 and 2023. The Company recorded state income tax expense of $0.1 million and less than $0.1 million for the six months ended June 30, 2024 and 2023, respectively, due to interest income. The Company continues to maintain a full valuation allowance against all of its deferred tax assets.

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

13. Net Loss Per Share

Basic and diluted net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average common shares outstanding. The weighted-average common shares outstanding used in the basic and diluted net loss per share calculation includes the pre-funded warrants issued in connection with the Company’s follow-on public offering in June 2023 of 204,081 and registered direct offering in February 2023 of 1,229,224, as the pre-funded warrants are exercisable for nominal cash consideration. In September 2023, 1,229,224 of the pre-funded warrants were exercised in a cashless transaction which resulted in 1,229,221 shares of common stock being issued to the investor. As of June 30, 2024, 204,081 pre-funded warrants were outstanding.

The Company has generated a net loss in all periods presented, so the basic and diluted net loss per share are the same, as the inclusion of the potentially dilutive securities would be anti-dilutive. The Company excluded the following from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect:

	June 30,
	2024	2023
Unvested restricted common stock	—	—
Restricted stock units	365,468	—
Options to purchase common stock	2,924,576	2,571,395
Employee stock purchase program	4,837	—

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

Legal Proceedings

The Company, from time to time, may be party to litigation arising in the ordinary course of business. The Company was not subject to any material legal proceedings during the six months ended June 30, 2024 and 2023 and, to the best of its knowledge, no material legal proceedings are currently pending or threatened.

Payments Upon Termination

The Company enters into contracts in the normal course of business with CROs, CDMOs and other third parties for preclinical studies, clinical trials and manufacturing services. These contracts typically do not contain minimum purchase commitments and are generally cancelable by the Company upon written notice. Payments due upon cancellation consist of payments for services provided or expenses incurred, including noncancelable obligations of the Company’s service providers, up to the date of cancellation and, in the case of certain arrangements with CROs and CDMOs, may include noncancelable fees. Under such agreements, the exact amounts owed by the Company in the event of termination will be based on the timing of the termination and the exact terms of the agreement. As of June 30, 2024, the Company has not recognized any amounts related to these contingencies as the amount and timing of such payments are not fixed and estimable.

15. Leases

The Company is a tenant under a lease and sublease of office space in Watertown, Massachusetts, both operating leases. There have been no material changes to the Company’s leases during the six months ended June 30, 2024. For additional information, please refer to Note 15 to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

In June 2023, the Company entered into its sublease for a term of approximately three and a half years through November 2026, consisting of 9,280 square feet of office space on the second floor of the corporate headquarters in Watertown, Massachusetts. Fixed lease payments include base rent, subject to annual rent increases, and a management fee. Variable lease payments include the Company’s allocated share of costs incurred for real estate taxes, utilities, and other operating expenses applicable to the leased premises. Pursuant to the lease, the Company is also obligated to pay for certain administrative costs, taxes and operating expenses.

16. Related Party Transactions

In June 2024, certain existing investors participated in the Company's underwritten offering (see Note 10).

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

17. Subsequent Events

The Company has completed an evaluation of all subsequent events after the unaudited condensed consolidated balance sheet date of June 30, 2024 through the date these condensed consolidated financial statements were issued to ensure that these condensed consolidated financial statements include appropriate disclosure of events both recognized in the condensed consolidated financial statements as of June 30, 2024, and events which occurred subsequently but were not recognized in the condensed consolidated financial statements. The Company has no non-recognizable subsequent events.

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

Bitopertin is the lead product candidate in our heme biosynthesis modulation portfolio. Bitopertin was previously evaluated by F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., or collectively, Roche, in a comprehensive clinical program in over 4,000 individuals in other indications which demonstrated the activity of bitopertin as a glycine transporter 1, or GlyT1, inhibitor and its effect on heme biosynthesis. We are initially developing bitopertin for the treatment of EPs, including EPP and XLP. In July 2022, we initiated BEACON, a Phase 2 open-label, parallel-dose clinical trial of bitopertin in EPP and XLP patients that is being conducted at sites in Australia. In October 2022, we initiated AURORA, a Phase 2, randomized, double-blind, placebo-controlled clinical trial of bitopertin in EPP patients that is being conducted at sites in the United States. We presented interim data from BEACON in June and December 2023, and we presented topline data from AURORA in April 2024. Additional analyses of the BEACON and AURORA trials were presented in June 2024. We expect to have regulatory interactions to define optimal registrational endpoints moving forward in EPP in the second half of 2024. We entered into a collaborative research and development agreement with the National Institutes of Health, or NIH, to conduct an NIH-sponsored clinical trial of bitopertin in DBA. The FDA authorized the clinical trial to proceed and the trial began in July 2023. We are planning additional trials of bitopertin in other indications.

DISC-0974 is the lead product candidate in our iron homeostasis portfolio and was in-licensed from AbbVie Deutschland GmbH & Co. KG, or AbbVie. DISC-0974 is designed to suppress hepcidin production and increase serum iron levels. We submitted an IND to the FDA for DISC-0974 in June 2021, received clearance in July 2021, and participants completed a Phase 1 clinical trial in healthy volunteers in the U.S. in June 2022 with results showing an acceptable tolerability profile and evidence of target engagement, iron mobilization and augmented erythropoiesis. We initiated a Phase 1b/2 clinical trial in June 2022 in patients with anemia of MF, and initiated a separate Phase 1b/2 clinical trial in February 2023 in patients with non-dialysis dependent CKD and anemia. We presented interim data from both of these trials in December 2023 and presented additional interim data for anemia of MF in June 2024, including safety and changes in hepcidin, iron, and hemoglobin levels for additional patients, as well as longer follow-up. We anticipate presenting additional interim data for non-dialysis dependent CKD and anemia in second half of 2024. In addition, we are developing a preclinical anti-hemojuvelin, or HJV, monoclonal antibody, DISC-0998, which also targets hepcidin suppression and was in-licensed from AbbVie. DISC-0998 is designed to increase serum iron levels and has an extended serum half-life as compared to DISC-0974. We believe this profile may be desirable in certain subsets of patients with anemia associated with inflammatory diseases.

Lastly, we are developing DISC-3405, a monoclonal antibody against Transmembrane Serine Protease 6, or TMPRSS6, that we licensed from Mabwell Therapeutics, Inc., or Mabwell. DISC-3405 is part of our iron homeostasis portfolio and is designed to induce hepcidin production and reduce serum iron levels. An IND for DISC-3405 was cleared by the FDA, and a Phase 1 clinical trial in healthy adult volunteers was initiated in October 2023. Interim data was presented from the single-ascending dose (SAD) portion of the Phase 1 clinical trial of DISC-3405 in healthy volunteers in June 2024. We anticipate presenting data from the multiple-ascending dose (MAD) portion of the Phase 1 healthy volunteer study of DISC-3405 in the fourth quarter of 2024. We expect to develop DISC-3405 for the treatment of PV and other hematologic disorders.

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

Other Income

Interest Income

Interest income primarily consists of interest earned on cash equivalents, consisting of money market funds, U.S. government securities and certificates of deposit, and marketable securities, consisting of U.S. government securities.

Change in Fair Value of Contingent Value Right Liability

In December 2022, we entered into the CVR agreement, described in more detail in Note 1 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2023 and Note 3 to our unaudited condensed consolidated financial statements, which provided a CVR to Gemini’s pre-merger common stockholders to receive common stock from the Company upon its receipt of certain proceeds, calculated in accordance with the CVR agreement, resulting from a disposition of Gemini’s pre-merger assets within one year after the closing of the merger. The disposition period ended December 29, 2023 and no dispositions of Gemini’s pre-merger assets were made during the disposition period. Therefore, there were no CVR payments made to the holders and there will not be any future CVR payments to the holders. Prior to December 29, 2023, the CVR liability was measured at fair value as of each reporting date and the change in the fair value for the period, if any, was recorded in the condensed consolidated statements of operations and comprehensive loss in the change in fair value of contingent value right liability. The change in fair value of the CVR liability was $1.5 million for the three and six months ended June 30, 2023.

Results of Operations

Comparison of the Three Months Ended June 30, 2024 and 2023

The following table summarizes our results of operations for the three months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,
	2024	2023	Change
Operating expenses:
Research and development	$23,485	$12,100	$11,385
General and administrative	7,367	5,228	2,139
Total operating expenses	30,852	17,328	13,524
Loss from operations	(30,852)	(17,328)	(13,524)
Other income (expense), net:
Interest income	4,573	2,910	1,663
Change in fair value of contingent value right liability	—	(1,500)	1,500
Other expense	(13)	(5)	(8)
Total other income (expense), net	4,560	1,405	3,155
Loss before income taxes	(26,292)	(15,923)	(10,369)
Income tax expense	(60)	(24)	(36)
Net loss	$(26,352)	$(15,947)	$(10,405)

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,
	2024	2023	Change
Bitopertin	$7,112	$4,179	$2,933
DISC-3405	3,868	526	3,342
DISC-0974	3,289	2,112	1,177
Other research programs and expenses	2,928	1,815	1,113
Personnel-related (including equity-based compensation)	6,288	3,468	2,820
Total research and development expenses	$23,485	$12,100	$11,385

Research and development expenses were $23.5 million for the three months ended June 30, 2024, compared to $12.1 million for the three months ended June 30, 2023. The increase of $11.4 million in research and development expenses was primarily due to a $2.9 million increase in bitopertin development expense and a $3.3 million increase in DISC-3405 development expense each related to increased clinical study and drug manufacturing activity, and a $2.8 million increase in personnel-related costs related to higher research and development headcount, including an increase of $1.3 million in stock-based compensation driven by the Company's annual grant to employees in January 2024.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,
	2024	2023	Change
Personnel-related (including equity-based compensation)	$4,721	$2,495	$2,226
Legal, consulting and professional fees	1,616	1,791	(175)
Other expenses	1,030	942	88
Total general and administrative expenses	$7,367	$5,228	$2,139

General and administrative expenses were $7.4 million for the three months ended June 30, 2024, compared to $5.2 million for the three months ended June 30, 2023. The increase of $2.1 million in general and administrative expenses was primarily due to a $2.2 million increase in personnel-related costs due to higher general and administrative headcount, including an increase of $1.5 million in stock-based compensation driven by the Company's annual grant to employees in January 2024.

Other Income (Expense), Net

Other income, net was $4.6 million for the three months ended June 30, 2024, compared to other income, net of $1.4 million for the three months ended June 30, 2023. The change of $3.2 million in other income (expense), net was primarily due to an increase in interest income based on a larger cash, cash equivalents, and marketable securities balance and higher interest rates.

Income Tax Expense

Income tax expense was $0.1 million for the three months ended June 30, 2024, compared to less than $0.1 million for the three months ended June 30, 2023. This expense relates to state income tax resulting from interest income.

Comparison of the Six Months Ended June 30, 2024 and 2023

The following table summarizes our results of operations for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,
	2024	2023	Change
Operating expenses:
Research and development	$47,189	$32,280	$14,909
General and administrative	15,125	10,173	4,952
Total operating expenses	62,314	42,453	19,861
Loss from operations	(62,314)	(42,453)	(19,861)
Other income (expense), net:
Interest income	9,092	5,277	3,815
Change in fair value of contingent value right liability	—	(1,500)	1,500
Other expense	(14)	(5)	(9)
Total other income (expense), net	9,078	3,772	5,306
Loss before income taxes	(53,236)	(38,681)	(14,555)
Income tax expense	(65)	(47)	(18)
Net loss	$(53,301)	$(38,728)	$(14,573)

Research and Development Expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,
	2024	2023	Change
Bitopertin	$13,481	$6,762	$6,719
DISC-3405	8,569	10,567	(1,998)
DISC-0974	7,060	4,627	2,433
Other research programs and expenses	5,357	3,736	1,621
Personnel-related (including equity-based compensation)	12,722	6,588	6,134
Total research and development expenses	$47,189	$32,280	$14,909

Research and development expenses were $47.2 million for the six months ended June 30, 2024, compared to $32.3 million for the six months ended June 30, 2023. The increase of $14.9 million in research and development expenses was primarily due to a $6.7 million increase in bitopertin development expense related to increased clinical study and drug manufacturing activity, and a $6.1 million increase in personnel-related costs related to higher research and development headcount, including an increase of $2.5 million in stock-based compensation driven by the Company's annual grant to employees in January 2024; partially offset by a $2.0 million decrease related to the DISC-3405 program which incurred $10.0 million in an upfront license fee in the six months ended June 30, 2023.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,
	2024	2023	Change
Personnel-related (including equity-based compensation)	$9,536	$4,577	$4,959
Legal, consulting and professional fees	3,754	3,719	35
Other expenses	1,835	1,877	(42)
Total general and administrative expenses	$15,125	$10,173	$4,952

General and administrative expenses were $15.1 million for the six months ended June 30, 2024, compared to $10.2 million for the six months ended June 30, 2023. The increase of $5.0 million in general and administrative expenses was primarily due to an increase of $5.0 million in personnel-related costs due to higher general and administrative headcount, including an increase of $3.3 million in stock-based compensation driven by the Company's annual grant to employees in January 2024.

Other Income (Expense), Net

Other income, net was $9.1 million for the six months ended June 30, 2024, compared to other income, net of $3.8 million for the six months ended June 30, 2023. The change of $5.3 million in other income (expense), net was primarily due to an increase in interest income based on a larger cash, cash equivalents, and marketable securities balance and higher interest rates.

Income Tax Expense

Income tax expense was $0.1 million for the six months ended June 30, 2024, compared to less than $0.1 million for the six months ended June 30, 2023. This expense relates to state income tax resulting from interest income.

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

To date, we have funded our operations primarily with proceeds from the sale of our convertible preferred stock and common stock, the proceeds from the merger with Gemini, proceeds from at-the-market offerings, proceeds from a registered direct offering, proceeds from a follow-on public offering, and proceeds from an underwritten offering. Through June 30, 2024, we have received net proceeds of $144.5 million from sales of our Series Seed, Series A and Series B convertible preferred stock, $89.5 million from the merger with Gemini, $53.5 million from sales of common stock in a pre-closing private financing, $62.4 million from sales of common stock and pre-funded warrants in a registered direct offering, $147.9 million from sales of common stock and pre-funded warrants in a public follow-on offering, $172.5 million from sales of common stock in an underwritten offering and $41.3 million from at-the-market offerings. As of June 30, 2024, we had cash, cash equivalents, and marketable securities of $500.9 million.

We have incurred significant operating losses since inception and, as of June 30, 2024, had an accumulated deficit of $241.9 million. In addition, we expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future. We believe that our current cash resources will enable us to fund our current planned operating expense and capital expenditure requirements well into 2027. We may also pursue additional cash resources through public or private equity offerings, collaborations or debt financings.

Cash Flows

The following table provides information regarding our cash flows for each period presented (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash provided by (used in):
Operating activities	$(48,992)	$(48,190)
Investing activities	(219,816)	(41)
Financing activities	189,091	231,161
Net increase (decrease) in cash, cash equivalents and restricted cash	$(79,717)	$182,930

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

During the six months ended June 30, 2024, net cash used in operating activities of $49.0 million was primarily due to our net loss of $53.3 million, which includes interest income of $9.1 million; and changes in operating assets and liabilities of $3.7 million, including a reduction in accounts payable for the payment of a milestone payment of $5.0 million to Mabwell; partially offset by non-cash expenses of $8.0 million primarily related to stock-based compensation expense of $8.1 million.

During the six months ended June 30, 2023, net cash used in operating activities of $48.2 million was primarily due to our net loss of $38.7 million and an increase in operating assets and liabilities of $13.5 million primarily related to the payment of merger-related costs which were included in accounts payable at December 31, 2022, partially offset by non-cash expenses of $4.0 million.

Investing Activities

During the six months ended June 30, 2024, net cash used in investing activities was primarily due to purchases of marketable securities.

During the six months ended June 30, 2023, net cash used in investing activities was due to purchases of property and equipment.

Financing Activities

During the six months ended June 30, 2024, net cash provided by financing activities of $189.1 million consisted primarily of cash net proceeds of $172.7 million from the underwritten offering.

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

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations as of June 30, 2024 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Operating lease commitments(1)	$2,062	$905	$1,157	$—	$—
Total	$2,062	$905	$1,157	$—	$—

(1) Amounts reflect payments due for our leased and subleased office spaces in Watertown, Massachusetts as of June 30, 2024. The lease terms began in November 2021 and June 2023, and both end in November 2026.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

As of June 30, 2024, we had cash, cash equivalents, and marketable securities of $500.9 million, which consisted of cash, money market funds and U.S. government securities, which are classified as available-for-sale securities. As of December 31, 2023, we had cash and cash equivalents of $360.4 million, which consisted of cash, money market funds and U.S. treasury notes. Our primary investment objectives are the preservation of capital and the maintenance of liquidity, and our investment policy defines allowable investments based on quality of the institutions and financial instruments designed to minimize risk exposure. Our exposure to interest rate sensitivity is affected by changes in the general level of U.S. interest rates. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term maturities and low risk profiles of our investments, we do not anticipate a significant exposure to interest rate risk. If market interest rates were to increase immediately and uniformly by one percentage point from levels as of June 30, 2024, the net fair value of our marketable securities would decrease by approximately $1.3 million.

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

Inflation generally affects us by increasing our cost of labor and contract research. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the six months ended June 30, 2024 and 2023.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Principal Executive Officer (our Chief Executive Officer) and Principal Financial Officer (our Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the six months ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our net losses were $53.3 million and $38.7 million for the six months ended June 30, 2024 and 2023, respectively. We had an accumulated deficit of $241.9 million as of June 30, 2024. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect our research and development expenses to increase significantly in connection with the commencement and continuation of clinical trials of our product candidates. In addition, if we obtain regulatory approval for our product candidates, we will incur significant sales, marketing and manufacturing expenses. We also will continue to incur additional costs associated with operating as a public company and expect to continue to incur significant and increasing operating losses over the next several years and for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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

We believe that we have cash, cash equivalents, and marketable securities that will enable us to fund operating expenses and capital expenditure requirements well into 2027. However, we have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than expected. Our future capital requirements will depend on and could increase significantly as a result of many factors, including:

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

From time to time, we may publicly disclose interim, top-line, initial or preliminary data from our clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data. For example, we announced initial data from our Phase 1b/2 DISC-0974 trials in patients with anemia of MF in December 2023 and in June 2024, and in patients with anemia and NDD-CKD in December 2023. We also announced initial data from the SAD portion of the Phase 1 clinical trial of DISC-3405 in healthy volunteers in June 2024. We also may make assumptions, estimations, calculations and conclusions as part of our analyses of data, and may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the interim, top-line, initial or preliminary results that we report may differ from future results of the same trials, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Interim, top-line, initial and preliminary data from clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Interim, top-line, initial and preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the interim, top-line, initial or preliminary data we previously published. As a result, interim, top-line, initial and preliminary data should be viewed with caution until the final data are available. Adverse differences between interim, top-line, initial or preliminary data and final data could significantly harm our business prospects and may cause the price of our common stock to fluctuate or decline.

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

The FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. In addition, the U.S. Supreme Court’s July 2024 decision to overturn established case law giving deference to regulatory agencies’ interpretations of ambiguous statutory language has introduced uncertainty regarding the extent to which the FDA’s regulations, policies and decisions may become subject to increasing legal challenges, delays, and/or changes. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any regulatory approval that we may have obtained, which would adversely affect our business, prospects and ability to achieve or sustain profitability.

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

We believe that any of our product candidates approved as a biologic product under a BLA should qualify for the 12-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider our investigational medicines to be reference products, potentially creating the opportunity for biosimilar competition sooner than anticipated. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of litigation. Moreover, the extent to which a biosimilar or interchangeable product, once licensed, will be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biologic products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing. If competitors are able to obtain regulatory approval for biosimilars or interchangeable products referencing our products, our products may become subject to competition from such biosimilars or interchangeable products, with the attendant competitive pressure and consequences.

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

In addition, other legislative and regulatory changes have been proposed and adopted in the United States since the ACA was enacted:

•
The U.S. Budget Control Act of 2011, for example, included aggregate reductions of Medicare payments to providers of 2% per fiscal year that will remain in effect through 2032.
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
•
The U.S. American Rescue Plan Act of 2021, which eliminates the statutory Medicaid drug rebate cap, previously set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, effective January 1, 2024. Due to the Statutory Pay-As-You-Go Act of 2010, estimated budget deficit increases resulting from the American Rescue Plan Act of 2021, and subsequent legislation, Medicare payments to providers will be further reduced starting in 2025 absent further legislation.

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

We rely on information technology systems and infrastructure that we or our third-party providers operate to process, transmit and store electronic information in our day-to-day operations. In connection with our product discovery efforts, we may collect and use a variety of personal data and other confidential and/or proprietary data, such as names, mailing addresses, email addresses, phone numbers and clinical trial information. A successful cyberattack could result in the theft, destruction or misuse of intellectual property, data, or other misappropriation of assets, or otherwise compromise our confidential or proprietary information and disrupt our operations. Cyberattacks generally are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Cyberattacks could include wrongful conduct by hostile foreign governments, employees, contractors or other third-parties and industrial espionage, wire fraud and other forms of cyber fraud, the deployment of harmful malware, denial-of-service, social engineering fraud or other means to threaten or compromise the security, confidentiality, integrity and availability of systems and information. A successful cyberattack could cause serious negative consequences for us, including, without limitation, the disruption of operations, the misappropriation of protected information or confidential business information, including personal data, financial information, trade secrets, financial loss and the disclosure of corporate strategic plans. Although we devote resources designed to protect our information systems and infrastructure, we realize that cyberattacks are a threat, and there can be no assurance that our efforts will prevent or adequately address information security compromises, incidents or breaches that would result in business, legal, financial or reputational harm to it, or would have a material adverse effect on our results of operations and financial condition. Any failure to prevent or mitigate security breaches, compromises or incidents or improper access to, use of, or disclosure of protected information, including our clinical data or patients’ personal data could result in significant liability through litigation and regulatory investigations and enforcement actions, including under state (e.g., state breach notification and consumer protection laws), federal (e.g., HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (HITECH)), and international law (e.g., the GDPR), and may cause a material adverse impact to our reputation, affect our ability to conduct new studies and potentially disrupt our business.

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

As of July 31, 2024, we had 78 full-time employees and no part-time employees. We expect to experience significant growth in the number of our employees and the scope of our operations, particularly as we function as a public company and in the areas of product development, regulatory affairs and, if any of our product candidates receives regulatory approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, in 2008, the global financial crisis caused extreme volatility and disruptions in the capital and credit markets and the COVID-19 pandemic caused significant volatility and uncertainty in U.S. and international markets. See “Risks Related to the Discovery and Development of Our Product Candidates-A pandemic, epidemic, or outbreak of an infectious or highly contagious disease may materially and adversely affect our business and financial results and could cause a disruption to the development of our product candidates.” Interest rates in the U.S. have recently increased to levels not seen in decades. In addition, the impact of geopolitical tension, such as a deterioration in the bilateral relationship between the United States and China or an escalation in conflict between Russia and Ukraine and between Israel and Hamas, including any resulting sanctions, export controls or other restrictive actions, also could lead to disruption, instability and volatility in the global markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including, weakened demand for our product candidates and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our products. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

If our existing securityholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after legal restrictions on resale discussed in our Annual Report on Form 10-K for the year ended December 31, 2023 lapse, the trading price of our common stock could decline. As of June 30, 2024, we had 29,707,997 shares of common stock outstanding. All outstanding shares of common stock, other than shares held by our affiliates will be freely tradable, without restriction, in the public market. In addition, shares of common stock that are subject to outstanding options of ours will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements and Rules 144 and 701 under the Securities Act. If these shares are sold, the trading price of our common stock could decline.

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

We will have broad discretion in the use of our cash, cash equivalents, and marketable securities and may invest or spend our cash, cash equivalents, and marketable securities in ways with which you do not agree and in ways that may not increase the value of your investment.

We will have broad discretion over the use of our cash, cash equivalents, and marketable securities. You may not agree with our decisions, and our use of our cash, cash equivalents, and marketable securities may not yield any return on your investment. Our failure to apply these resources effectively could compromise our ability to pursue our growth strategy and we might not be able to yield a significant return, if any, on our investment of these net proceeds. You will not have the opportunity to influence our decisions on how to use our cash resources.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Recent Sales of Unregistered Securities

None.

(b) Use of Proceeds from Initial Public Offering

Not applicable.

(c) Issuer Purchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

The following table discloses any officer (as defined in Rule 16a-1(f) under the Exchange Act) or director who entered into, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K) during the three months ended June 30, 2024:

Name and Title	Type of Trading Arrangement	Action Taken (Date of Action)	Duration or End Date	Aggregate Number of Securities to be Sold	Description of Trading Arrangement
William Savage, M.D., Ph.D. Chief Medical Officer	Trading plan intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c)	Adoption (April 12, 2024)	End Date (September 30, 2024)	3,000	Sale

ITEM 6. EXHIBITS.

The exhibits filed as part of this Quarterly Report are set forth on the Exhibit Index, which is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description
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

DISC MEDICINE, INC.

Date: August 8, 2024	By:	/s/ John Quisel
John Quisel, J.D., Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2024	By:	/s/ Jean Franchi
Jean Franchi
Chief Financial Officer (Principal Financial and Accounting Officer)