Form 10-Q
period 2024-09-30
Disc Medicine, Inc.
filed 2024-11-12
CIK 1816736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 7, 2024 there were 29,757,732 shares of Common Stock, $0.0001 par value per share, outstanding.

i

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or Quarterly Report, of Disc Medicine, Inc., or the Company, contains or incorporates statements that constitute forward-looking statements within the meaning of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Quarterly Report on Form 10-Q may include, for example, statements about:

•
the initiation, timing, progress, results, and cost of our research and development programs and our current and future preclinical studies and clinical trials, including our planned APOLLO clinical trial of bitopertin, our ongoing Phase 1b/2 clinical trials of DISC-0974 and our ongoing Phase 1 clinical trial of DISC-3405, and including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available, and our research and development programs;
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
•
our ability to use the U.S. Food and Drug Administration’s, or FDA’s, Accelerated Approval Program for bitopertin;
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

The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties, and other factors. As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Factors that could cause actual results to differ include, but are not limited to, those discussed in the section titled “Risk Factors” included under Part II, Item 1A of this Quarterly Report on Form 10-Q.

RISK FACTOR SUMMARY

Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary and other risks that we believe are material to our investors can be found below under the heading “Item 1A. Risk Factors” and should be carefully considered, together with other information in this Quarterly Report on Form 10-Q and our other filings with the SEC, before making an investment decision regarding our common stock.

•
Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.
•
We have incurred significant net losses since our inception and anticipate that we will continue to incur losses for the foreseeable future.
•
We have no products approved for commercial sale and have not generated any revenue from product sales.
•
Our existing and any future indebtedness could adversely affect our ability to operate our business.
•
We will need to raise substantial additional funding. If we are unable to raise capital when needed or on terms acceptable to us, we may be forced to delay, reduce, or eliminate some of our product development programs or commercialization efforts.
•
We have not yet progressed any product candidates into a Phase 3 clinical trial and may be unable to successfully complete any additional clinical trials for any product candidates we develop. Certain of our programs are still in preclinical development and may never advance to clinical development.
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
•
We are currently conducting clinical trials for bitopertin in Australia and may in the future conduct additional clinical trials of our product candidates outside the United States, and the FDA and comparable foreign regulatory authorities may not accept data from such trials.
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
•
We rely on third parties to conduct our Phase 2 clinical trials of bitopertin, Phase 1b/2 clinical trials of DISC-0974 and Phase 1 clinical trial of DISC-3405 (formerly MWTX-003) and expect to rely on third parties to conduct our planned APOLLO clinical trial of bitopertin and other clinical trials for our product candidates, as well as potential investigator-sponsored clinical trials of our product candidates. If these third parties do not successfully carry out their contractual duties, comply with regulatory requirements, meet expected deadlines, or if the prior work conducted by these third parties is incomplete, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.
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
•
We may seek approval from the FDA for bitopertin or any of our other current or future product candidates through the use of the Accelerated Approval Program. If we are not able to use such program, we may be required to conduct additional clinical trials beyond those that are contemplated, which would increase the expense of obtaining, and delay the receipt of, necessary marketing approvals, if we receive them at all. In addition, even if the Accelerated Approval Program is available to us, it may not lead to expedited approval of our product candidates, or approval at all.
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
•
We will continue to incur increased costs and increased demands upon management as a result of complying with the laws and regulations affecting public companies.
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

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DISC MEDICINE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$192,638	$360,382
Marketable securities	294,725	—
Prepaid expenses and other current assets	5,789	5,280
Total current assets	493,152	365,662
Property and equipment, net	79	170
Right-of-use assets, operating leases	1,678	1,930
Other assets	236	234
Total assets	$495,145	$367,996
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,553	$12,629
Accrued external research and development expenses	16,332	1,986
Other accrued expenses	5,512	6,159
Operating lease liabilities, current	76	665
Total current liabilities	25,473	21,439
Operating lease liabilities, non-current	1,712	1,436
Total liabilities	27,185	22,875
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock, $0.0001 par value; 100,000,000 shares authorized as of September 30, 2024 and December 31, 2023; 29,748,154 and 24,360,233 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	3	2
Additional paid-in capital	735,761	533,764
Accumulated other comprehensive income	741	—
Accumulated deficit	(268,545)	(188,645)
Total stockholders’ equity	467,960	345,121
Total liabilities and stockholders’ equity	$495,145	$367,996

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISC MEDICINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$24,685	$14,419	$71,874	$46,699
General and administrative	8,171	4,539	23,296	14,712
Total operating expenses	32,856	18,958	95,170	61,411
Loss from operations	(32,856)	(18,958)	(95,170)	(61,411)
Other income (expense), net:
Interest income	6,362	4,843	15,454	10,120
Change in fair value of contingent value right liability	—	—	—	(1,500)
Other income (expense)	9	13	(5)	8
Total other income (expense), net	6,371	4,856	15,449	8,628
Loss before income taxes	(26,485)	(14,102)	(79,721)	(52,783)
Income tax expense	(114)	(20)	(179)	(67)
Net loss	$(26,599)	$(14,122)	$(79,900)	$(52,850)
Net loss attributable to common stockholders-basic and diluted	$(26,599)	$(14,122)	$(79,900)	$(52,850)
Weighted-average common shares outstanding-basic and diluted	29,935,551	24,316,817	26,809,605	21,605,202
Net loss per share attributable to common stockholders-basic and diluted	$(0.89)	$(0.58)	$(2.98)	$(2.45)

Comprehensive loss:
Net loss	$(26,599)	$(14,122)	$(79,900)	$(52,850)
Other comprehensive income:
Foreign currency translation adjustments	(48)	—	(42)	—
Unrealized gain on marketable securities	849	—	783	—
Total other comprehensive income	801	—	741	—
Comprehensive loss	$(25,798)	$(14,122)	$(79,159)	$(52,850)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISC MEDICINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share and per share amounts)

(Unaudited)

	Common Stock $0.0001 Par Value		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2023	24,360,233	$2	$533,764	$—	$(188,645)	$345,121
Issuance of common stock upon exercise of stock options	95,467	—	806	—	—	806
Stock-based compensation expense	—	—	4,058	—	—	4,058
Sale of common stock in at-the-market offerings, net of issuance costs of $518	234,449	—	14,790	—	—	14,790
Issuance of common stock under employee stock purchase plan	5,736	—	245	—	—	245
Net loss	—	—	—	—	(26,949)	(26,949)
Balance at March 31, 2024	24,695,885	$2	$553,663	$—	$(215,594)	$338,071
Issuance of common stock upon exercise of stock options	68,112	—	567	—	—	567
Stock-based compensation expense	—	—	4,091	—	—	4,091
Sale of common stock in registered direct offering, net of issuance costs of $5,472	4,944,000	1	172,511	—	—	172,512
Foreign currency translation adjustments	—	—	—	6	—	6
Unrealized loss on marketable securities	—	—	—	(66)	—	(66)
Net loss	—	—	—	—	(26,352)	(26,352)
Balance at June 30, 2024	29,707,997	$3	$730,832	$(60)	$(241,946)	$488,829
Issuance of common stock upon exercise of stock options	34,811	—	401	—	—	401
Stock-based compensation expense	—	—	4,332	—	—	4,332
Issuance of common stock under employee stock purchase plan	5,346	—	196	—	—	196
Foreign currency translation adjustments	—	—	—	(48)	—	(48)
Unrealized gain on marketable securities	—	—	—	849	—	849
Net loss	—	—	—	—	(26,599)	(26,599)
Balance at September 30, 2024	29,748,154	$3	$735,761	$741	$(268,545)	$467,960

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISC MEDICINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)

(In thousands, except share and per share amounts)

(Unaudited)

	Common Stock $0.0001 Par Value		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2022	17,403,315	$2	$288,814	$—	$(112,216)	$176,600
Issuance of common stock upon exercise of stock options	74,753	—	1,067	—	—	1,067
Vesting of restricted common stock	958	—	—	—	—	—
Stock-based compensation expense	—	—	1,024	—	—	1,024
Sale of common stock in registered direct offering, net of issuance costs of $80	1,488,166	—	34,148	—	—	34,148
Sale of pre-funded warrants in registered direct offering, net of issuance costs of $66	—	—	28,206	—	—	28,206
Sale of common stock in at-the-market offerings, net of issuance costs of $408	608,050	—	14,591	—	—	14,591
Net loss	—	—	—	—	(22,781)	(22,781)
Balance at March 31, 2023	19,575,242	$2	$367,850	$—	$(134,997)	$232,855
Issuance of common stock upon exercise of stock options	41,475	—	242	—	—	242
Vesting of restricted common stock	958	—	—	—	—	—
Stock-based compensation expense	—	—	1,309	—	—	1,309
Sale of common stock in follow-on public offering, net of issuance costs of $9,272	3,015,919	—	138,508	—	—	138,508
Sale of pre-funded warrants in follow-on public offering, net of issuance costs of $627	—	—	9,373	—	—	9,373
Sale of common stock in at-the-market offerings, net of issuance costs of $119	217,300	—	4,879	—	—	4,879
Net loss	—	—	—	—	(15,947)	(15,947)
Balance at June 30, 2023	22,850,894	$2	$522,161	$—	$(150,944)	$371,219
Issuance of common stock upon exercise of stock options	58,963	—	607	—	—	607
Stock-based compensation expense	—	—	1,270	—	—	1,270
Issuance of common stock upon exercise of warrants	1,229,221	—	—	—	—	—
Net loss	—	—	—	—	(14,122)	(14,122)
Balance at September 30, 2023	24,139,078	$2	$524,038	$—	$(165,066)	$358,974

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISC MEDICINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(79,900)	$(52,850)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	147	75
Stock-based compensation	12,481	3,603
Amortization/accretion of investment securities	(3,092)	—
Change in fair value of contingent value right liability	—	1,500
Noncash lease expense	324	180
Other non-cash items	(42)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(509)	341
Accounts payable	(9,076)	(7,710)
Accrued external research and development expenses	14,346	132
Other accrued expenses	(647)	(849)
Operating lease liabilities	(385)	(88)
Net cash used in operating activities	(66,353)	(55,666)
Cash flows from investing activities
Purchases of property and equipment	(56)	(86)
Purchases of marketable securities	(313,850)	—
Maturities of marketable securities	23,000	—
Net cash used in investing activities	(290,906)	(86)
Cash flows from financing activities
Proceeds from sale of common stock in offerings, net of issuance costs paid	172,512	192,126
Proceeds from sale of pre-funded warrants in offerings, net of issuance costs paid	—	37,579
Proceeds from sale of common stock in at-the-market offerings, net of issuance costs paid	14,790	—
Proceeds from stock option exercises	1,774	1,916
Contributions from employee stock purchase plan	441	—
Net cash provided by financing activities	189,517	231,621
Net (decrease) increase in cash, cash equivalents and restricted cash	(167,742)	175,869
Cash, cash equivalents and restricted cash, beginning of period	360,616	194,788
Cash, cash equivalents and restricted cash, end of period	$192,874	$370,657
Supplemental cash flow information
Cash paid for income taxes	$37	$78
Supplemental disclosure of non-cash activities
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$1,106
Net increase (decrease) in right-of-use assets related to lease modifications and reassessment events	$72	$(422)
Net increase (decrease) in operating lease liabilities related to lease modifications and reassessment events	$72	$(392)
Deferred issuance costs on sale of common stock and pre-funded warrants in offerings included in accounts payable and accrued expenses	$—	$215

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

Liquidity and Capital Resources

The Company’s condensed consolidated financial statements have been prepared on the basis of the Company continuing as a going concern. The Company expects that its existing cash, cash equivalents, and marketable securities as of September 30, 2024 of $487.4 million will enable the Company to fund its planned operating expense and capital expenditure requirements for at least twelve months from the date of issuance of these condensed consolidated financial statements. The Company has incurred recurring losses and negative cash flows from operations since inception. As of September 30, 2024, the Company had an accumulated deficit of $268.5 million. The Company expects its operating losses and negative operating cash flows to continue into the foreseeable future. The future viability of the Company is dependent on its ability to generate cash from operating activities or to raise additional capital to finance its operations. There can be no assurance that the Company will ever earn revenues or achieve profitability, or if achieved, that the revenues or profitability will be sustained on a continuing basis. In addition, the Company’s preclinical and clinical development activities, manufacturing and commercialization of the Company’s product candidates, if approved, will require significant additional financing.

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

Unaudited Interim Condensed Consolidated Financial Information

The accompanying condensed consolidated financial statements as of September 30, 2024 and for the three and nine months ended September 30, 2024 and 2023 are unaudited. The financial data and other information contained in the notes hereto as of September 30, 2024 and for the three and nine months ended September 30, 2024 and 2023 are also unaudited. The condensed consolidated balance sheet data as of December 31, 2023 was derived from the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements, and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of September 30, 2024 and the results of its operations and cash flows for the three and nine months ended September 30, 2024 and 2023. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2023, and the notes thereto, included in the Company’s Annual Report on Form 10-K.

The results for the three and nine months ended September 30, 2024 and 2023 are not necessarily indicative of results to be expected for the full years, or any other interim periods, or any future year or period.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) includes net income (loss) and the change in accumulated other comprehensive income (loss) for the period. Accumulated other comprehensive income (loss) consisted of foreign currency translation adjustments and unrealized gains (losses) on available-for-sale marketable securities during the three and nine months ended September 30, 2024 and 2023.

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

Although available to be sold to meet operating needs or otherwise, securities are generally held through maturity. The cost of securities sold is determined on a specific identification basis, and realized gains and losses are included in other income (expense), net within the condensed consolidated statements of operations and comprehensive loss.

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized as follows (in thousands):

	September 30, 2024
	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$65,006	$—	$—
U.S. treasury securities	—	116,104	—
Total cash equivalents	65,006	116,104	—
Marketable securities:
U.S. treasury securities	—	188,007	—
U.S. government agency securities	—	106,718	—
Total marketable securities	—	294,725	—
Total assets	$65,006	$410,829	$—

	December 31, 2023
	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$55,001	$—	$—
U.S. treasury securities	—	255,419	—
Total cash equivalents	55,001	255,419	—
Total assets	$55,001	$255,419	$—

The fair value of the Company’s Level 1 cash equivalents, consisting of money market funds, is based on quoted market prices in active markets with no valuation adjustment. The fair value of the Company’s Level 2 cash equivalents and marketable securities, consisting of U.S. treasury and U.S. government agency securities, with original maturities of three months or less and twelve months or less, respectively, are determined through third-party pricing services. The amortized cost of the cash equivalents approximates the fair value. There have been no impairments of the Company’s assets measured and carried at fair value nor changes in valuation techniques during the three and nine months ended September 30, 2024 and 2023. The Company did not have any non-recurring fair value measurements on any assets or liabilities during the three and nine months ended September 30, 2024 and 2023.

On August 9, 2022, Gemini Therapeutics, Inc., a Delaware corporation (“Gemini”), Gemstone Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Gemini (“Merger Sub”), and Disc Medicine, Inc., a Delaware corporation (“Private Disc”), entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”). The merger was completed on December 29, 2022. As described in Note 1 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, in connection with the merger, the stockholders of Gemini at the effective time of the merger received a CVR to receive consideration from the Company upon its receipt of certain proceeds, resulting from a disposition of Gemini’s pre-merger assets within one year after the closing of the merger, calculated in accordance with the Contingent Value Rights Agreement (the "CVR Agreement"). The disposition period ended December 29, 2023 and no dispositions of Gemini's pre-merger assets were made during the disposition period. Therefore, the CVR obligation no longer existed as of September 30, 2024 and December 31, 2023, respectively.

The following table provides a summary of changes in fair value of the CVR liability for the nine months ended September 30, 2023 (in thousands):

Level 3 Rollforward
Balance at December 31, 2022	$—
Change in fair value of contingent value right liability	—
Balance at March 31, 2023	—
Change in fair value of contingent value right liability	1,500
Balance at June 30, 2023	1,500
Change in fair value of contingent value right liability	—
Balance at September 30, 2023	$1,500

4. Marketable Securities

Marketable securities as of September 30, 2024 consisted of the following (in thousands):

		Gross Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Marketable securities available-for-sale:
U.S. treasury securities	$187,490	$519	$(2)	$188,007
U.S. government agency securities	106,452	266	—	106,718
Total available-for-sale securities	$293,942	$785	$(2)	$294,725

Marketable securities as of December 31, 2023 were zero. As of September 30, 2024, all marketable securities had an original maturity date of twelve months or less. The aggregate fair value of marketable securities with unrealized losses was $7.0 million as of September 30, 2024 and zero as of December 31, 2023. As of September 30, 2024 and December 31, 2023, one investment and no investments, respectively, were in an unrealized loss position. All such investments have been in an unrealized loss position for less than a year and these losses are considered temporary. The Company has the ability and intent to hold these investments until a recovery of their amortized cost, which may not occur until maturity. The Company expects that U.S. treasury and U.S. government agency securities are subject to minimal credit risk. As a result, the Company did not record any charges for credit-related impairments for its available-for-sale securities for the three and nine months ended September 30, 2024 and 2023.

5. Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Cash and cash equivalents	$192,638	$360,382
Restricted cash	236	234
Total cash, cash equivalents and restricted cash as shown on the condensed consolidated statements of cash flows	$192,874	$360,616

The Company's restricted cash balance, which is classified within other assets on the condensed consolidated balance sheets, consists of letters of credit related to leased and subleased office space in Watertown, Massachusetts. The Company is required to maintain a separate cash balance to secure its letters of credit.

6. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Computer equipment	$231	$231
Furniture and fixtures	240	184
Less: Accumulated depreciation	(392)	(245)
Property and equipment, net	$79	$170

7. Other Accrued Expenses

Other accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Accrued employee-related expenses	$4,567	$5,790
Accrued professional fees	708	317
Accrued other	237	52
Total accrued expenses	$5,512	$6,159

8. Development and License Agreements

License and Stock Purchase Agreement with AbbVie Deutschland GmbH & Co. KG (“AbbVie”)

In September 2019, the Company entered into an agreement with AbbVie, pursuant to which AbbVie granted the Company an exclusive license, with the right to grant sublicenses, to certain AbbVie intellectual property.

Under this agreement, the Company paid a non-refundable, non-creditable upfront fee of $0.6 million. The Company is also obligated to make future payments upon the achievement of certain development, commercialization and sales-based milestones up to $18.0 million, $45.0 million and $87.5 million, respectively on a licensed product-by-licensed product basis. In addition, the Company is also obligated to pay royalties based on net sales of the licensed products on a licensed product-by-licensed product and country-by-country basis. As of September 30, 2024, none of the milestones had been achieved.

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

License Agreement with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (collectively “Roche”)

In connection with a license agreement with Roche, (the "Roche Agreement"), the Company paid Roche an upfront, non-refundable exclusivity payment of $0.5 million in March 2021. Upon execution of the Roche Agreement in May 2021, the Company paid Roche an additional upfront, non-refundable payment of $4.0 million.

The Company is obligated to make contingent payments to Roche up to an aggregate of $50.0 million in development and regulatory milestone payments for development and approval in a first indication and up to an aggregate of $35.0 million in development and regulatory milestone payments for development and approval in a second indication. The Company is also obligated to make contingent payments to Roche up to an aggregate of $120.0 million based on achievement of certain thresholds for annual net sales of licensed products. As of September 30, 2024, none of the milestones had been achieved. Roche is also eligible to receive tiered royalties on net sales of commercialized products, at rates ranging from high single-digits to high teens.

License Agreement with Mabwell Therapeutics, Inc. (“Mabwell”)

In January 2023, the Company entered into an exclusive license agreement with Mabwell, pursuant to which Mabwell granted the Company an exclusive and sublicensable license to certain Mabwell intellectual property.

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

During the three and nine months ended September 30, 2024, the Company recorded less than $0.1 million of research and development expense related to its arrangement with Mabwell. During the three and nine months ended September 30, 2023, the Company recorded research and development expense related to its arrangement with Mabwell of zero and $10.0 million, respectively.

9. Convertible Preferred Stock

As of September 30, 2024 and December 31, 2023, the Company was authorized to issue up to 10,000,000 shares of preferred stock at a par value of $0.0001, with no shares issued or outstanding.

10. Common Stock

As of September 30, 2024 and December 31, 2023, the authorized capital stock of the Company included 100,000,000 shares of common stock, $0.0001 par value per share. As of September 30, 2024, the Company has 2,972,432 shares of common stock reserved for the exercise of stock options and 204,081 shares of common stock reserved for the exercise of pre-funded warrants.

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

ATM Program

In January 2023, the Company filed a shelf registration statement on Form S-3 with the SEC, which covered the offering, issuance and sale by the Company of up to an aggregate of $300.0 million of the Company’s common stock, preferred stock, debt securities, warrants or units (the “January 2023 Shelf”). Subsequently in January 2023, the Company entered into a Sales Agreement (the “Sales Agreement”) with SVB Securities LLC, as sales agent, to provide for the offering, issuance and sale by the Company of up to $100.0 million of the Company’s common stock from time to time in “at-the-market” (“ATM”) offerings under the January 2023 Shelf. Effective June 12, 2023, the ATM program with SVB Securities LLC was suspended. Following the date of the ATM suspension, the Company did not make any further sales of its common stock pursuant to the Sales Agreement. The Sales Agreement was terminated effective September 28, 2023. In connection with the ATM suspension, the Company recognized the remaining capitalized issuance costs of $0.3 million as general and administrative expense in the condensed consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2023. As of September 30, 2023, the Company had sold an aggregate of 825,350 shares of common stock in ATM offerings under the January 2023 Shelf. Aggregate gross proceeds from the transactions were $20.0 million and the Company received $19.5 million in net proceeds, after deducting placement agent fees and offering expenses.

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

During the three months ended March 31, 2024, the Company sold an aggregate of 234,449 shares of common stock in ATM offerings under the November 2023 Shelf and pursuant to the ATM Agreement. Aggregate gross proceeds from the transactions were $15.3 million and the Company received $14.8 million in net proceeds, after deducting placement agent fees and offering expenses. During the three months ended June 30, 2024 and September 30, 2024, respectively, the Company sold no shares in ATM offerings. As of September 30, 2024, the Company had sold an aggregate of 376,363 shares of common stock in ATM offerings under the November 2023 Shelf for aggregate gross proceeds of $22.5 million and aggregate net proceeds received of $21.8 million, after deducting placement agent fees and offering expenses.

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

Stock-Based Compensation Expense

Total stock-based compensation expense recorded as research and development and general and administrative expenses, respectively, for employees, directors and non-employees is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$1,680	$455	$4,909	$1,167
General and administrative	2,652	815	7,572	2,436
Total stock-based compensation expense	$4,332	$1,270	$12,481	$3,603

The following table summarizes unrecognized stock-based compensation expense as of September 30, 2024.

	Unrecognized Expense (In Thousands)	Weighted-Average Remaining Period of Recognition (In Years)
Restricted stock units	$22,517	3.45
Stock options	29,356	2.93
Total unrecognized equity-based compensation expense	$51,873

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

On September 16, 2024, the Company granted a restricted stock unit award for 36,666 shares of common stock outside of the 2021 Plan to its newly appointed Chief Regulatory Officer, Dr. Steven Caffé, as an inducement for entering into employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4). The restricted stock unit award vests with respect to 25% of the underlying shares on each of the first, second, third and fourth anniversaries of the vesting date as set by the Company policy, subject to Dr. Caffé’s continued employment with the Company.

The following table summarizes restricted stock unit activity for the nine months ended September 30, 2024.

	Number of Units	Weighted- Average Grant Date Fair Value
Restricted stock units as of December 31, 2023	—	$—
Granted	440,562	61.38
Forfeited	(11,040)	63.90
Restricted stock units as of September 30, 2024	429,522	$61.31

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

On September 16, 2024, the Company granted an option to purchase 55,000 shares of common stock outside of the 2021 Plan to its newly appointed Chief Regulatory Officer, Dr. Steven Caffé, as an inducement for entering into employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4). The option award has a ten-year term, with 25% of the underlying shares vesting and becoming exercisable on September 16, 2025, and the balance of the option award vesting in equal monthly installments over 36 months thereafter, subject to Dr. Caffé’s continued employment with the Company, and has an exercise price of $47.68.

The following table summarizes stock option activity for the nine months ended September 30, 2024.

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at December 31, 2023	2,459,037	$13.82	7.81	$109,078
Granted	796,140	59.76
Exercised	(198,390)	8.99
Forfeited	(71,691)	44.79
Expired	(12,664)	110.57
Outstanding at September 30, 2024	2,972,432	$25.29	7.77	$80,424
Exercisable at September 30, 2024	1,571,812	$13.53	6.93	$57,338

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the common stock as of the end of the period. The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2024 and 2023 was $8.3 million and $4.5 million, respectively. The total fair value of options vested during the nine months ended September 30, 2024 and 2023 was $7.9 million and $2.9 million, respectively.

The weighted-average assumptions used to estimate the fair value of stock options granted were as follows:

	Nine Months Ended September 30,
	2024	2023
Risk-free interest rate	3.99%	3.87%
Expected term (in years)	6.39	7.14
Expected volatility	59%	59%
Expected dividend yield	0%	0%
Fair value per share of common stock	$59.76	$41.48

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2024 and 2023 was $35.55 and $25.68, respectively.

Shares of Restricted Common Stock

As of September 30, 2024, the Company had issued 63,061 shares of restricted common stock to the founders of Disc Medicine, Inc. prior to the merger (now known as Disc Medicine OpCo, Inc.), pursuant to subscription agreements and to certain key employees pursuant to the Private Disc Plan at $0.0001 per share. The stock restrictions relate to the sale and transferability of the stock and lapse over the defined vesting period in the restricted stock agreement. The vesting period is generally contingent upon continued employment or consulting services being provided to the Company. In the event of termination, the Company has the right, but not the obligation to repurchase the unvested shares at the original purchase price. As of September 30, 2024, these awards of restricted common stock were fully vested.

A summary of restricted common stock activity is as follows:

	Nine Months Ended September 30,
	2024	2023
Unvested at the beginning of the year	—	1,916
Vested	—	(1,916)
Unvested at the end of the period	—	—

Employee Stock Purchase Plan

During the nine months ended September 30, 2024 and 2023, 11,082 shares and zero shares of common stock were issued under the 2021 ESPP, respectively.

12. Income Taxes

The Company did not record a provision or benefit for federal income taxes during the three and nine months ended September 30, 2024 and 2023. The Company recorded state income tax expense of $0.2 million and less than $0.1 million for the nine months ended September 30, 2024 and 2023, respectively, due to interest income. The Company continues to maintain a full valuation allowance against all of its deferred tax assets.

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

13. Net Loss Per Share

Basic and diluted net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average common shares outstanding. The weighted-average common shares outstanding used in the basic and diluted net loss per share calculation includes the pre-funded warrants issued in connection with the Company’s follow-on public offering in June 2023 of 204,081 and registered direct offering in February 2023 of 1,229,224, as the pre-funded warrants are exercisable for nominal cash consideration. In September 2023, 1,229,224 of the pre-funded warrants were exercised in a cashless transaction which resulted in 1,229,221 shares of common stock being issued to the investor. As of September 30, 2024, 204,081 pre-funded warrants were outstanding.

The Company has generated a net loss in all periods presented, so the basic and diluted net loss per share are the same, as the inclusion of the potentially dilutive securities would be anti-dilutive. The Company excluded the following from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect:

	September 30,
	2024	2023
Restricted stock units	429,522	—
Options to purchase common stock	2,972,432	2,558,531
Employee stock purchase program	2,436	—

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

Legal Proceedings

The Company, from time to time, may be party to litigation arising in the ordinary course of business. The Company was not subject to any material legal proceedings during the nine months ended September 30, 2024 and 2023 and, to the best of its knowledge, no material legal proceedings are currently pending or threatened.

Payments Upon Termination

The Company enters into contracts in the normal course of business with contract research organizations (“CROs”), and contract development and manufacturing organizations (“CDMOs”) and other third parties for preclinical studies, clinical trials and manufacturing services. These contracts typically do not contain minimum purchase commitments and are generally cancelable by the Company upon written notice. Payments due upon cancellation consist of payments for services provided or expenses incurred, including noncancelable obligations of the Company’s service providers, up to the date of cancellation and, in the case of certain arrangements with CROs and CDMOs, may include noncancelable fees. Under such agreements, the exact amounts owed by the Company in the event of termination will be based on the timing of the termination and the exact terms of the agreement. As of September 30, 2024, the Company has not recognized any amounts related to these contingencies as the amount and timing of such payments are not fixed and estimable.

15. Leases

The Company is a tenant under a lease and sublease of office space in Watertown, Massachusetts, both operating leases.

In August 2024, the Company amended its lease of 7,566 square feet of office space which serves as the Company’s corporate headquarters. The lease was amended to extend the term from November 30, 2026 through December 31, 2029. The Company accounted for this amendment as a modification which resulted in the application of a new incremental borrowing rate and the recognition of an additional right-of-use asset and lease liability of $0.1 million, inclusive of a tenant improvement allowance of $0.5 million.

In connection with the August 2024 amendment, the Company entered into a forward-starting lease of 9,281 square feet of office space on the second floor of its corporate headquarters, which the Company is currently subleasing through November 30, 2026. The forward-starting lease is expected to commence on December 1, 2026 immediately following the conclusion of the sublease, and has a term date of December 31, 2029. The Company expects to make undiscounted payments of $1.0 million over the term of the lease, inclusive of a tenant improvement allowance of $0.3 million. The impact of the forward-starting lease is not currently recorded on the Company’s condensed consolidated balance sheets as of the reporting date. The Company will record the impact upon lease commencement.

In June 2023, the Company entered into a sublease for a term of approximately three and a half years through November 2026, consisting of 9,281 square feet of office space on the second floor of its corporate headquarters. Fixed lease payments include base rent, subject to annual rent increases, and a management fee. Variable lease payments include the Company’s allocated share of costs incurred for real estate taxes, utilities, and other operating expenses applicable to the leased premises. Pursuant to the lease, the Company is also obligated to pay for certain administrative costs, taxes and operating expenses.

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

17. Subsequent Events

On November 6, 2024, the Company and certain of its subsidiaries (collectively, the “Borrower”) entered into a Loan and Security Agreement (the “Hercules Loan Agreement”) with the lenders party thereto (the “Lenders”) and Hercules Capital, Inc., as administrative agent and collateral agent (the “Agent”). The Hercules Loan Agreement provides for up to $200.0 million of senior secured term loans (the “Term Loan”) available to Borrower in multiple tranches consisting of: (a) an initial $30.0 million advance funded on the November 6, 2024; (b) up to $30.0 million of additional advances that may be drawn on or prior to September 15, 2026; (c) up to $50.0 million of additional advances that may be drawn on or prior to December 15, 2026; (d) subject to Borrower’s achievement of the Tranche 2 Milestone (as defined in the Hercules Loan Agreement), up to $25.0 million of additional advances that may be drawn on or prior to June 15, 2027; (e) subject to Borrower’s achievement of the Tranche 3 Milestone (as defined in the Hercules Loan Agreement), up to $40.0 million of additional advances that may be drawn on or prior to December 15, 2027; and (f) subject to approval by the Lenders’ investment committees in their discretion, up to $25.0 million of additional advances that may be drawn by Borrower.

The Term Loan will mature on December 1, 2029. The outstanding principal balance of the Term Loan bears cash interest at a floating annual rate equal to the greater of (a) 8.25% and (b) the prime rate plus 1.75%. Borrower may elect to reduce the cash interest rate by up to 2.00% per annum, in which case, subject to the terms and conditions of the Hercules Loan Agreement, the principal balance of the Term Loan also will bear “payment-in-kind” interest (“PIK Interest”) at a rate equal to 1.10 times such interest reduction amount, and with the PIK Interest added to the outstanding principal balance of the Term Loan. The Term Loan is payable in monthly interest-only payments through December 1, 2028, or, if Borrower achieves the Tranche 3 Milestone (as defined in the Hercules Loan Agreement), the interest-only period will be extended through December 1, 2029. At the end of the interest-only period, borrowings under the Hercules Loan Agreement are repayable in monthly payments of principal and accrued interest until the maturity date.

Borrower's obligations under the Hercules Loan Agreement are secured, subject to customary permitted liens and other agreed-upon exceptions, by a first-priority perfected security interest in all of the tangible and intangible assets of the Borrower, other than intellectual property. The Hercules Loan Agreement includes customary repayment and prepayment terms, affirmative and negative covenants and representations and warranties. The Hercules Loan Agreement also includes customary events of default. Additionally, the Hercules Loan Agreement contains a minimum cash covenant that requires Borrower to maintain certain levels of cash in accounts subject to a control agreement in favor of the Agent at all times beginning on the first day on or after January 1, 2027 (or January 1, 2028, if Borrower achieves a certain milestone) on which the aggregate principal amount of the Term Loan advances is then more than $50.0 million; provided, however, the minimum cash covenant will be waived during all times that Borrower’s market capitalization is greater than or equal to $1.0 billion.

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

Bitopertin is the lead product candidate in our heme biosynthesis modulation portfolio. Bitopertin was previously evaluated by F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., or collectively, Roche, in a comprehensive clinical program in over 4,000 individuals in other indications which demonstrated the activity of bitopertin as a glycine transporter 1, or GlyT1, inhibitor and its effect on heme biosynthesis. We are initially developing bitopertin for the treatment of EPs, including EPP and XLP. In April 2024, we presented topline data from AURORA, a Phase 2, randomized, double-blind, placebo-controlled clinical trial of bitopertin in EPP patients conducted at sites in the United States. In June and December 2023, we presented interim data from BEACON, a Phase 2 open-label, parallel-dose clinical trial of bitopertin in EPP and XLP patients conducted at sites in Australia. Additional analyses of the BEACON and AURORA trials were presented in June 2024 and we plan to share further analyses in December 2024. All participants in AURORA and BEACON are eligible to participate in HELIOS, an ongoing open-label, long-term extension study of bitopertin in EPP and XLP. We are also planning APOLLO, a randomized, double-blind, placebo-controlled clinical trial of bitopertin in EPP and XLP patients. As a result of our end-of-Phase 2 meeting with the U.S. Food & Drug Administration, or the FDA, we agreed with the FDA on all proposed attributes of the APOLLO trial, which we plan to initiate by mid-2025. In addition, the FDA agreed with the potential for reduction of protoporphyrin IX, or PPIX, to serve as a surrogate endpoint to support a potential accelerated approval. Under the FDA's Accelerated Approval Program, we would have the potential to submit a New Drug Application, or NDA, for bitopertin in EPP and XLP based on our existing data and, subject to further discussion with the FDA, the APOLLO trial would serve as a confirmatory trial. We will be meeting with the FDA to finalize the details of APOLLO and plan to provide an update in the first quarter of 2025 on this discussion as well as timing for a potential NDA filing under an accelerated pathway. We have also entered into a collaborative research and development agreement with the National Institutes of Health, or NIH, to conduct an NIH-sponsored clinical trial of bitopertin in DBA. The FDA authorized the clinical trial to proceed and the trial began in July 2023. We are planning additional trials of bitopertin in other indications.

DISC-0974 is the lead product candidate in our iron homeostasis portfolio and was in-licensed from AbbVie Deutschland GmbH & Co. KG, or AbbVie. DISC-0974 is designed to suppress hepcidin production and increase serum iron levels. We submitted an Investigational New Drug application, or IND, to the FDA for DISC-0974 in June 2021, received clearance in July 2021, and participants completed a Phase 1 clinical trial in healthy volunteers in the U.S. in June 2022 with results showing an acceptable tolerability profile and evidence of target engagement, iron mobilization and augmented erythropoiesis. We initiated a Phase 1b/2 clinical trial in June 2022 in patients with anemia of MF, and initiated a separate Phase 1b/2 clinical trial in February 2023 in patients with non-dialysis dependent CKD and anemia. We presented interim data from both of these trials in December 2023 as well as additional interim data for anemia of MF in June 2024 and non-dialysis dependent CKD and anemia in October 2024, which additional interim data included safety and changes in hepcidin, iron, and hemoglobin levels for additional patients, as well as longer follow-up. We anticipate presenting additional analyses of the Phase 1b study in anemia of MF in December 2024. In addition, we are developing a preclinical anti-hemojuvelin, or HJV, monoclonal antibody, DISC-0998, which also targets hepcidin suppression and was in-licensed from AbbVie. DISC-0998 is designed to increase serum iron levels and has an extended serum half-life as compared to DISC-0974. We believe this profile may be desirable in certain subsets of patients with anemia associated with inflammatory diseases.

Lastly, we are developing DISC-3405, a monoclonal antibody against Transmembrane Serine Protease 6, or TMPRSS6, that we licensed from Mabwell Therapeutics, Inc., or Mabwell. DISC-3405 is part of our iron homeostasis portfolio and is designed to induce hepcidin production and reduce serum iron levels. An IND for DISC-3405 was cleared by the FDA, and a Phase 1 clinical trial in healthy adult volunteers was initiated in October 2023. Interim data was presented from the single-ascending dose ("SAD") portion of the Phase 1 clinical trial of DISC-3405 in healthy volunteers in June 2024. We anticipate presenting data from the multiple-ascending dose ("MAD") portion of the Phase 1 healthy volunteer study of DISC-3405 in December 2024. We expect to develop DISC-3405 for the treatment of PV and other hematologic disorders.

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
•
expenses incurred in connection with our research and development activities, including under agreements with third parties such as consultants, contractors and contract research organizations, or CROs;
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

Other Income (Expense), Net

Interest Income

Interest income primarily consists of interest earned on cash equivalents, consisting of money market funds, U.S. treasury securities and certificates of deposit, and marketable securities, consisting of U.S. treasury securities and U.S. government agency securities.

Change in Fair Value of Contingent Value Right ("CVR") Liability

In December 2022, we entered into the Contingent Value Rights Agreement (the “CVR Agreement”), described in more detail in Note 1 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2023 and Note 3 to our unaudited condensed consolidated financial statements, which provided a CVR to pre-merger common stockholders of Gemini Therapeutics, Inc. (“Gemini”) to receive common stock from the Company upon its receipt of certain proceeds, calculated in accordance with the CVR Agreement, resulting from a disposition of Gemini’s pre-merger assets within one year after the closing of the merger. The disposition period ended December 29, 2023 and no dispositions of Gemini’s pre-merger assets were made during the disposition period. Therefore, there were no CVR payments made to the holders and there will not be any future CVR payments to the holders. Prior to December 29, 2023, the CVR liability was measured at fair value as of each reporting date and the change in the fair value for the period, if any, was recorded in the condensed consolidated statements of operations and comprehensive loss in the change in fair value of contingent value right liability. The change in fair value of the CVR liability was $1.5 million for the nine months ended September 30, 2023.

Results of Operations

Comparison of the Three Months Ended September 30, 2024 and 2023

The following table summarizes our results of operations for the three months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,
	2024	2023	Change
Operating expenses:
Research and development	$24,685	$14,419	$10,266
General and administrative	8,171	4,539	3,632
Total operating expenses	32,856	18,958	13,898
Loss from operations	(32,856)	(18,958)	(13,898)
Other income (expense), net:
Interest income	6,362	4,843	1,519
Other income	9	13	(4)
Total other income (expense), net	6,371	4,856	1,515
Loss before income taxes	(26,485)	(14,102)	(12,383)
Income tax expense	(114)	(20)	(94)
Net loss	$(26,599)	$(14,122)	$(12,477)

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,
	2024	2023	Change
Bitopertin	$7,261	$5,018	$2,243
DISC-3405	3,254	1,806	1,448
DISC-0974	5,671	2,103	3,568
Other research programs and expenses	1,705	1,613	92
Personnel-related (including equity-based compensation)	6,794	3,879	2,915
Total research and development expenses	$24,685	$14,419	$10,266

Research and development expenses were $24.7 million for the three months ended September 30, 2024, compared to $14.4 million for the three months ended September 30, 2023. The increase of $10.3 million in research and development expenses was primarily due to a $3.6 million, $2.2 million, and $1.4 million increase in development expense for DISC-0974, bitopertin, and DISC-3405, respectively, each related to increased clinical study and drug manufacturing activity. Personnel-related costs also increased $2.9 million related to higher research and development headcount, including an increase of $1.2 million in stock-based compensation driven by the Company's annual grant to employees in January 2024.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,
	2024	2023	Change
Personnel-related (including equity-based compensation)	$4,970	$2,195	$2,775
Legal, consulting and professional fees	2,423	1,478	945
Other expenses	778	866	(88)
Total general and administrative expenses	$8,171	$4,539	$3,632

General and administrative expenses were $8.2 million for the three months ended September 30, 2024, compared to $4.5 million for the three months ended September 30, 2023. The increase of $3.6 million in general and administrative expenses was primarily due to a $2.8 million increase in personnel-related costs due to higher general and administrative headcount, including an increase of $1.8 million in stock-based compensation driven by the Company's annual grant to employees in January 2024.

Other Income (Expense), Net

Other income (expense), net was $6.4 million for the three months ended September 30, 2024, compared to other income (expense), net of $4.9 million for the three months ended September 30, 2023. The change of $1.5 million in other income (expense), net was primarily due to an increase in interest income based on larger cash, cash equivalents, and marketable securities balances.

Income Tax Expense

Income tax expense was $0.1 million for the three months ended September 30, 2024, compared to less than $0.1 million for the three months ended September 30, 2023. This expense relates to state income tax resulting from interest income.

Comparison of the Nine Months Ended September 30, 2024 and 2023

The following table summarizes our results of operations for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,
	2024	2023	Change
Operating expenses:
Research and development	$71,874	$46,699	$25,175
General and administrative	23,296	14,712	8,584
Total operating expenses	95,170	61,411	33,759
Loss from operations	(95,170)	(61,411)	(33,759)
Other income (expense), net:
Interest income	15,454	10,120	5,334
Change in fair value of contingent value right liability	—	(1,500)	1,500
Other (expense) income	(5)	8	(13)
Total other income (expense), net	15,449	8,628	6,821
Loss before income taxes	(79,721)	(52,783)	(26,938)
Income tax expense	(179)	(67)	(112)
Net loss	$(79,900)	$(52,850)	$(27,050)

Research and Development Expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,
	2024	2023	Change
Bitopertin	$20,742	$11,780	$8,962
DISC-3405	11,823	12,373	(550)
DISC-0974	12,731	6,730	6,001
Other research programs and expenses	7,062	5,349	1,713
Personnel-related (including equity-based compensation)	19,516	10,467	9,049
Total research and development expenses	$71,874	$46,699	$25,175

Research and development expenses were $71.9 million for the nine months ended September 30, 2024, compared to $46.7 million for the nine months ended September 30, 2023. The increase of $25.2 million in research and development expenses was primarily due to a $9.0 million increase in personnel-related costs related to higher research and development headcount, including an increase of $3.7 million in stock-based compensation driven by the Company's annual grant to employees in January 2024 and a $9.0 million and $6.0 million increase in development expense related to increased clinical study and drug manufacturing activity for bitopertin and DISC-0974, respectively; partially offset by a $0.6 million decrease related to the DISC-3405 program which incurred $10.0 million in an upfront license fee in the nine months ended September 30, 2023, offset by the increase in development expense in the nine months ended September 30, 2024 related to increased clinical study and drug manufacturing activity.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,
	2024	2023	Change
Personnel-related (including equity-based compensation)	$14,506	$6,772	$7,734
Legal, consulting and professional fees	6,177	5,197	980
Other expenses	2,613	2,743	(130)
Total general and administrative expenses	$23,296	$14,712	$8,584

General and administrative expenses were $23.3 million for the nine months ended September 30, 2024, compared to $14.7 million for the nine months ended September 30, 2023. The increase of $8.6 million in general and administrative expenses was primarily due to an increase of $7.7 million in personnel-related costs due to higher general and administrative headcount, including an increase of $5.1 million in stock-based compensation driven by the Company's annual grant to employees in January 2024.

Other Income (Expense), Net

Other income (expense), net was $15.4 million for the nine months ended September 30, 2024, compared to other income (expense), net of $8.6 million for the nine months ended September 30, 2023. The change of $6.8 million in other income (expense), net was primarily due to an increase in interest income based on larger cash, cash equivalents, and marketable securities balances and a decrease in expense of $1.5 million due to the disposition period of the CVR liability ending in December 2023.

Income Tax Expense

Income tax expense was $0.2 million for the nine months ended September 30, 2024, compared to $0.1 million for the nine months ended September 30, 2023. This expense relates to state income tax resulting from interest income.

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

To date, we have funded our operations primarily with proceeds from the sale of our convertible preferred stock and common stock, the proceeds from the merger with Gemini, proceeds from at-the-market offerings, proceeds from a registered direct offering, proceeds from a follow-on public offering, proceeds from an underwritten offering, and proceeds from borrowing under the Hercules Loan Agreement described below. Through September 30, 2024, we have received net proceeds of $144.5 million from sales of our Series Seed, Series A and Series B convertible preferred stock, $89.5 million from the merger with Gemini, $53.5 million from sales of common stock in a pre-closing private financing, $62.4 million from sales of common stock and pre-funded warrants in a registered direct offering, $147.9 million from sales of common stock and pre-funded warrants in a public follow-on offering, $172.5 million from sales of common stock in an underwritten offering and $41.3 million from at-the-market offerings. As of September 30, 2024, we had cash, cash equivalents, and marketable securities of $487.4 million.

In addition, in November 2024, we and certain of our subsidiaries, collectively referred to as the Borrower, entered into a Loan and Security Agreement, or the Hercules Loan Agreement, with the lenders party thereto and Hercules Capital, Inc., as administrative agent and collateral agent, providing for up to $200.0 million of senior secured term loans available to Borrower in multiple tranches, including an initial $30.0 million advance funded on November 6, 2024. The Hercules Loan Agreement is described in more detail in Note 17 to our unaudited condensed consolidated financial statements contained in Part I, Item I of this Quarterly Report on Form 10-Q.

We have incurred significant operating losses since inception and, as of September 30, 2024, had an accumulated deficit of $268.5 million. In addition, we expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future. We believe that our current cash resources, including our borrowing of $30.0 million under the Hercules Loan Agreement as of November 6, 2024, will enable us to fund our current planned operating expense and capital expenditure requirements well into 2027. We may also pursue additional cash resources through public or private equity offerings, collaborations or additional debt financings.

Cash Flows

The following table provides information regarding our cash flows for each period presented (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash (used in) provided by:
Operating activities	$(66,353)	$(55,666)
Investing activities	(290,906)	(86)
Financing activities	189,517	231,621
Net (decrease) increase in cash, cash equivalents and restricted cash	$(167,742)	$175,869

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

During the nine months ended September 30, 2024, net cash used in operating activities of $66.4 million was primarily due to our net loss of $79.9 million, which includes interest income of $15.5 million; partially offset by non-cash expenses of $9.8 million primarily related to stock-based compensation expense of $12.5 million offset by amortization/accretion of investment securities of $3.1 million and changes in operating assets and liabilities of $3.7 million, including a reduction in accounts payable for the payment of a milestone payment of $5.0 million to Mabwell.

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

Investing Activities

During the nine months ended September 30, 2024, net cash used in investing activities was primarily due to purchases of marketable securities of $313.9 million, partially offset by maturities of marketable securities of $23.0 million.

During the nine months ended September 30, 2023, net cash used in investing activities was due to purchases of property and equipment.

Financing Activities

During the nine months ended September 30, 2024, net cash provided by financing activities of $189.5 million consisted primarily of cash net proceeds of $172.5 million from the underwritten offering and aggregate net proceeds of $14.8 million from at-the-market offerings.

During the nine months ended September 30, 2023, net cash provided by financing activities of $231.6 million consisted primarily of aggregate net proceeds of $147.9 million from sales of common stock and pre-funded warrants in a public follow-on offering, aggregate net proceeds of $62.4 million from sales of common stock and pre-funded warrants in a registered direct offering and aggregate net proceeds of $19.5 million from at-the-market offerings.

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

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations as of September 30, 2024 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Operating lease commitments(1)(2)	$4,148	$782	$1,395	$1,745	$226
Total	$4,148	$782	$1,395	$1,745	$226

(1) Amounts reflect contractual rent payments due for our leased and subleased office spaces in Watertown, Massachusetts as of September 30, 2024 and include contractual payments due under our forward-starting lease which is expected to commence in December 2026. The term date for our existing lease is December 31, 2029 and the term date for our existing sublease is November 30, 2026.

(2) Table excludes the impact of tenant improvement allowance reimbursements of $0.8 million which are expected to be received in less than one year. Of this total, $0.5 million relates to our existing leased office space and $0.3 million relates to our forward-starting lease.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

As of September 30, 2024, we had cash, cash equivalents, and marketable securities of $487.4 million, which consisted of cash, money market funds, U.S. treasury securities and U.S. government agency securities, which are classified as available-for-sale securities. As of December 31, 2023, we had cash and cash equivalents of $360.4 million, which consisted of cash, money market funds and U.S. treasury securities. Our primary investment objectives are the preservation of capital and the maintenance of liquidity, and our investment policy defines allowable investments based on quality of the institutions and financial instruments designed to minimize risk exposure. Our exposure to interest rate sensitivity is affected by changes in the general level of U.S. interest rates. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term maturities and low risk profiles of our investments, we do not anticipate a significant exposure to interest rate risk. If market interest rates were to increase immediately and uniformly by one percentage point from levels as of September 30, 2024, the net fair value of our marketable securities would decrease by approximately $1.4 million.

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

Inflation generally affects us by increasing our cost of labor and contract research. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the nine months ended September 30, 2024 and 2023.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Principal Executive Officer (our Chief Executive Officer) and Principal Financial Officer (our Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the nine months ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our net losses were $79.9 million and $52.9 million for the nine months ended September 30, 2024 and 2023, respectively. We had an accumulated deficit of $268.5 million as of September 30, 2024. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect our research and development expenses to increase significantly in connection with the commencement and continuation of clinical trials of our product candidates. In addition, if we obtain regulatory approval for our product candidates, we will incur significant sales, marketing and manufacturing expenses. We also will continue to incur additional costs associated with operating as a public company and expect to continue to incur significant and increasing operating losses over the next several years and for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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

Our existing and any future indebtedness could adversely affect our ability to operate our business.

In November 2024, we entered into a Loan and Security Agreement, or the Hercules Loan Agreement, with the lenders party thereto, or the Lenders, and Hercules Capital, Inc., as administrative agent and collateral agent, or the Agent. The Hercules Loan Agreement provides for up to $200.0 million of senior secured term loans, or the Term Loan, available to us in multiple tranches. The Term Loan will mature on December 1, 2029. Our obligations under the Hercules Loan Agreement are secured, subject to customary permitted liens and other agreed-upon exceptions, by a first-priority perfected security interest in all of our tangible and intangible assets, other than intellectual property.

The Hercules Loan Agreement contains customary affirmative and negative covenants that could prevent us from taking certain actions without the consent of the Lenders. These covenants may limit our flexibility in operating our business and our ability to take actions that might be advantageous to us and our stockholders. Affirmative covenants include, among others, a financial covenant requiring us to maintain a minimum amount of qualified cash. Negative covenants include, among others: restrictions on transferring any part of our business or intellectual property; incurring additional indebtedness; engaging in mergers or acquisitions; paying dividends or making other distributions; making investments; and creating other liens on our assets, in each case subject to customary exceptions.

The Hercules Loan Agreement also contains customary events of default, including the occurrence of a Material Adverse Effect (as defined in the Hercules Loan Agreement), and failure to make payments when due or comply with other covenants therein. We intend to satisfy our current and future debt service obligations with our then-existing cash and cash equivalents. However, we may not have sufficient funds, and may be unable to arrange for additional financing, to pay the amounts due under Hercules Loan Agreement or any other debt instruments. Upon the occurrence and continuance of an event of default, the Lenders may accelerate all of our repayment obligations and take control of our pledged assets, potentially requiring us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. Any declaration by the Lenders of an event of default would therefore significantly harm our business and prospects and could cause the price of our common stock to decline.

If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

We will need to raise substantial additional funding. If we are unable to raise capital when needed or on terms acceptable to us, we may be forced to delay, reduce or eliminate some of our product development programs or commercialization efforts.

The development of pharmaceutical products is capital-intensive. We are currently advancing our hematologic disease programs through preclinical and clinical development. We expect our expenses to significantly increase in connection with our ongoing activities, particularly as we continue the research and development of, initiate and complete clinical trials of, and seek regulatory approval for, our product candidates. In addition, depending on the status of regulatory approval or, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. We may also need to raise additional funds sooner if we choose to pursue additional indications and/or geographies for our current or future product candidates or otherwise expand more rapidly than presently anticipated. Furthermore, we expect to continue to incur costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we may be forced to delay, reduce or eliminate certain of our research and development programs or future commercialization efforts.

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

Until such time, if ever, we can generate substantial product revenue, we expect to finance our cash needs through a combination of private and public equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. We do not have any committed external source of funds. The terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, your ownership interest will be diluted, and the terms of those securities may include liquidation or other preferences that may materially adversely affect your rights as a common stockholder. Additional debt financing, if available, would increase our fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, acquiring, selling or licensing intellectual property rights, and making capital expenditures, declaring dividends or other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to meet certain milestones in connection with debt financing and the failure to achieve such milestones by certain dates may force us to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us which could have a material adverse effect on our business, operating results and prospects.

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

Risks Related to the Discovery and Development of Our Product Candidates

We have not yet progressed any product candidates into a Phase 3 clinical trial and may be unable to successfully complete any additional clinical trials for any product candidates we develop. Certain of our programs are still in preclinical development and may never advance to clinical development.

We currently only have three product candidates in clinical development, none of which has yet progressed into a Phase 3 clinical trial. As such, we have not yet demonstrated our ability to successfully complete large-scale, pivotal clinical trials, obtain regulatory approvals, manufacture a commercial scale product or arrange for a third party to do so on our behalf or conduct sales and marketing activities necessary for successful commercialization. Our programs are still in preclinical and early to mid-stage clinical development. Our clinical programs may not advance to the next stage of clinical development, and our preclinical programs may never advance to clinical development or through clinical development, as applicable. We may not initiate any clinical trial of our product candidates until we have submitted an IND to the FDA or comparable submissions with equivalent regulatory authorities and received regulatory clearance. We may not be able to submit INDs or other regulatory filings for bitopertin or any of our other product candidates on the timelines we expect, if at all. For example, we may experience manufacturing delays or other delays with IND-enabling studies. Moreover, we cannot be sure that submission of regulatory filings with the FDA or other regulatory authorities will result in such regulatory authorities allowing clinical trials to begin on a timely basis or at all, or that, once begun, such trials will be completed on schedule, if at all, or that issues will not arise that require us to revise, postpone, suspend or terminate our clinical trials. For example, we filed an IND in April 2022 with the FDA to initiate the AURORA Phase 2 trial of bitopertin in EPP patients, but the FDA initially placed the initiation of this trial on clinical hold; we received clearance to initiate the study in July 2022 after the study design was finalized with the FDA, and we initiated the study in October 2022. Commencing any of our clinical trials is subject to finalizing the trial design based on discussions with the FDA and other regulatory authorities. Any guidance we receive from the FDA or other regulatory authorities is subject to change. These regulatory authorities could change their position, including on the acceptability of our trial designs or the clinical endpoints selected, which may require us to complete additional clinical trials or result in the composition of stricter approval conditions than currently expected. For a further example, we relied on the data package generated by F. Hoffmann-La Roche Ltd. and Hoffmann-La Roche Inc., or collectively, Roche, to support our IND submission for bitopertin to initiate our AURORA Phase 2 clinical trial in patients with EPP, as well as our submission of an application with the Australian Therapeutic Goods Administration, or TGA, for our BEACON Phase 2 clinical trial in patients with EPP or XLP, and it is possible that the FDA or TGA, as applicable, may require us to conduct additional preclinical studies to support a future marketing application of bitopertin. Successful completion of our clinical trials is a prerequisite to submitting an NDA or a BLA to the FDA, a Marketing Authorisation Application, or MAA, to the European Medicines Agency, or EMA, or other marketing applications to regulatory authorities in other jurisdictions, for each product candidate and, consequently, the regulatory approval of each product candidate.

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

From time to time, we may publicly disclose interim, top-line, initial or preliminary data from our clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data. For example, we announced initial data from our Phase 1b/2 DISC-0974 trials in patients with anemia of MF in December 2023 and in June 2024, and in patients with anemia and NDD-CKD in December 2023 and October 2024. We also announced initial data from the SAD portion of the Phase 1 clinical trial of DISC-3405 in healthy volunteers in June 2024. We also may make assumptions, estimations, calculations and conclusions as part of our analyses of data, and may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the interim, top-line, initial or preliminary results that we report may differ from future results of the same trials, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Interim, top-line, initial and preliminary data from clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Interim, top-line, initial and preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the interim, top-line, initial or preliminary data we previously published. As a result, interim, top-line, initial and preliminary data should be viewed with caution until the final data are available. Adverse differences between interim, top-line, initial or preliminary data and final data could significantly harm our business prospects and may cause the price of our common stock to fluctuate or decline.

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

Any results from early preclinical studies and clinical trials of bitopertin, DISC-0974, DISC-0998, DISC-3405 or our other product candidates or programs may not necessarily be predictive of the results from later preclinical studies and clinical trials. For example, we have announced positive initial data from a Phase 1b/2 clinical trial of DISC-0974 in patients with anemia of MF and from a separate Phase 1b/2 clinical trial of DISC-0974 in patients with non-dialysis dependent CKD and anemia. However, there can be no assurance that DISC-0974 will achieve the desired effects in these indications. Additionally, we initiated a Phase 1 clinical trial of DISC-3405 in healthy adult volunteers in October 2023, which may not be indicative or predictive of future clinical trial results. Similarly, even if we are able to complete our planned preclinical studies and clinical trials of our product candidates according to our current development timeline, the results from such preclinical studies and clinical trials of our product candidates may not be replicated in subsequent preclinical studies or clinical trial results.

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

We are currently conducting clinical trials for bitopertin in Australia and may in the future conduct additional clinical trials of our product candidates outside the United States, and the FDA and comparable foreign regulatory authorities may not accept data from such trials.

In July 2022, we initiated BEACON, a Phase 2 open-label, parallel-dose clinical trial of bitopertin in EPP and XLP patients conducted at sites in Australia. All participants in BEACON are eligible to participate in HELIOS, an ongoing open-label, long-term extension study of bitopertin in EPP and XLP that we are also conducting in Australia. We may in the future choose to conduct additional clinical trials of our product candidates outside the United States, including in Europe, Australia, or other foreign jurisdictions. The acceptance of trial data from clinical trials conducted outside the United States by the FDA may be subject to certain conditions. In cases where data from clinical trials conducted outside the United States are intended to serve as the sole basis for regulatory approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the United States population and United States medical practices, (ii) the trials were performed by clinical investigators of recognized competence and (iii) the data may be considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory bodies have similar approval requirements. In addition, such foreign trials will be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority, including the TGA, will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our product candidates not receiving regulatory approval or clearance for commercialization in the applicable jurisdiction.

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

The development and commercialization of new products in the biopharmaceutical and related industries is highly competitive. We compete in the segments of the pharmaceutical, biotechnology, and other related markets that develop therapies in the field of hematologic diseases. There are other companies focusing on developing therapies in the field of hematologic diseases. We also compete more broadly across the market for cost-effective and reimbursable treatments. Some of these competitive products and therapies are based on scientific approaches that are the same as or similar to our approach, and others are based on entirely different approaches. These companies include divisions of large pharmaceutical companies and biotechnology companies of various sizes. We face competition with respect to our current product candidates, and will face competition with respect to any product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization. See “Business—Competition” of our Annual Report on Form 10-K for the year ended December 31, 2023 for examples of the competition that our product candidates face.

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

The incidence and prevalence for the target patient populations of our programs and product candidates have not been established with precision. Our lead heme biosynthesis modulation product candidate, bitopertin, is an oral, selective inhibitor of GlyT1. We are initially focused on developing bitopertin for the treatment of EPP and XLP, which are both diseases marked by severe photosensitivity and damage to the hepatobiliary system caused by the accumulation of PPIX. We are initially focused on developing DISC-0974 for anemia of MF and anemia of non-dialysis dependent CKD. We are initially focused on developing DISC-3405 for the treatment of PV. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our programs and product candidates, are based on our estimates.

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

Risks Related to Our Reliance on Third Parties

We rely on third parties to conduct our Phase 2 clinical trials of bitopertin, Phase 1b/2 clinical trials of DISC-0974 and Phase 1 clinical trial of DISC-3405 and expect to rely on third parties to conduct our planned APOLLO clinical trial of bitopertin and other clinical trials for our product candidates, as well as potential investigator-sponsored clinical trials of our product candidates. If these third parties do not successfully carry out their contractual duties, comply with regulatory requirements, or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.

We do not have the ability to independently conduct clinical trials. We rely and expect to continue to rely on medical institutions, clinical investigators, contract laboratories and other third parties, such as CROs, to conduct or otherwise support clinical trials for our product candidates, including our Phase 2 clinical trials of bitopertin, our Phase 1b/2 clinical trials of DISC-0974 in patients with anemia of MF or non-dialysis dependent CKD and anemia, our Phase 1 trial of DISC-3405, our planned APOLLO clinical trial of bitopertin in EPP, as well as any other product candidates that we develop. We may also rely on academic and private non-academic institutions to conduct and sponsor clinical trials relating to our product candidates, such as the ongoing clinical trial of bitopertin in DBA, which is being conducted by NIH under a collaborative research and development agreement. We will not control the design or conduct of any investigator-sponsored trials, and it is possible that the FDA or non-U.S. regulatory authorities will not view these investigator-sponsored trials as providing adequate support for future clinical trials, whether controlled by us or third parties, for any one or more reasons, including elements of the design or execution of the trials or safety concerns or other trial results.

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

Although we designed our ongoing Phase 1b/2 clinical trials of DISC-0974, ongoing Phase 2 clinical trials of bitopertin, and ongoing Phase 1 clinical trial of DISC-3405, and intend to design our planned APOLLO clinical trial of bitopertin and other future clinical trials for our product candidates, these trials are or will be conducted by CROs and we expect CROs will conduct all of our future clinical trials. As a result, many important aspects of our development programs, including their conduct and timing, are outside of our direct control. Our reliance on third parties to conduct future clinical trials also results in less direct control over the management of data developed through clinical trials than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may:

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

Any performance failure on the part of our existing or future manufacturers could delay clinical development or regulatory approval. If our current CDMOs cannot perform as agreed, we may be required to replace such CDMOs. In addition, there has been increased governmental focus in the U.S. on contracting with Chinese companies for the development or manufacturing of pharmaceutical products. For example, there have been Congressional legislative proposals, such as the bill titled the BIOSECURE Act, which would, among other things, prohibit U.S. federal funding in connection with biotechnology equipment or services produced or provided by certain named Chinese “biotechnology companies of concern” (which includes WuXi AppTech (Hong Kong) Limited, or WuXi) and loans and grants to, and federal contracts with any entity that uses biotechnology equipment or services from one of these entities. The legislation also gives the federal government the authority to name additional “biotechnology companies of concern” that are engaged in research activities with the Chinese government and that pose a risk of U.S. national security. The most recent version of the BIOSECURE Act would delay the application of the BIOSECURE Act’s provisions (i) until January 1, 2032, with respect to biotechnology equipment and services provided or produced by WuXi and other named biotechnology companies of concern under a contract or agreement entered before the effective date of the legislation; and (ii) for a period of five years after the identification of new biotechnology companies of concern, with respect to biotechnology equipment and services provided or produced by an entity that the government identifies in the future as a biotechnology company of concern. We currently rely on certain foreign or foreign-owned third-party vendors, including WuXi and its affiliates, to manufacture certain materials used in clinical trials of our product candidates or to provide services in connection with certain clinical trials or certain discovery activities. Our engagement with these foreign and foreign-owned vendors may be subject to new U.S. legislation or investigations, such as the proposed BIOSECURE Act, sanctions, trade restrictions and other foreign regulatory requirements, which could cause us to need to identify alternate service providers, increase the cost or reduce the supply of materials available to us, delay the procurement or supply of these materials, delay or impact clinical trials, or have an adverse effect on our ability to secure significant commitments from governments to purchase our potential therapies, any of which could adversely affect our financial condition and business prospects. We continue to assess the legislation as it develops to determine the effect, if any, on our contractual relationships.

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

Under the current statutory sunset provisions, after December 20, 2024, the FDA may only award a priority review voucher for an approved rare pediatric disease product application if the sponsor has rare pediatric disease designation for the drug or biologic that is the subject of such application, and that designation was granted by December 20, 2024. After September 30, 2026, the FDA may not award any rare pediatric disease priority review vouchers. However, it is possible the authority for FDA to award rare pediatric disease priority review vouchers will be further extended by Congress. As such, if we do not obtain approval of a marketing application for bitopertin in patients with EPP and XLP on or before September 30, 2026, and if the priority review voucher program is not extended by Congressional action, we may not receive a priority review voucher.

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

We may seek approval from the FDA for bitopertin or any of our other current or future product candidates through the use of the Accelerated Approval Program. If we are not able to use such program, we may be required to conduct additional clinical trials beyond those that are contemplated, which would increase the expense of obtaining, and delay the receipt of, necessary marketing approvals, if we receive them at all. In addition, even if the Accelerated Approval Program is available to us, it may not lead to expedited approval of our product candidates, or approval at all.

We may seek accelerated approval of bitopertin or any of our other current or future product candidates using the FDA’s Accelerated Approval Program. A product may be eligible for accelerated approval if it treats a serious or life-threatening condition and generally provides a meaningful advantage over available therapies. In addition, it must demonstrate an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, or IMM, that is reasonably likely to predict an effect on IMM or other clinical benefit. It is possible that at the time of submission of a marketing application, the FDA may determine that our product candidate is not eligible for accelerated approval or that accelerated approval is not warranted. Moreover, FDA may revise how it implements accelerated approval, which could negatively affect the development of our current or future product candidates.

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

If we are not able to use, and obtain approval through, the Accelerated Approval Program for a product candidate, or if a product is withdrawn after accelerated approval has been granted, we may be required to conduct additional clinical trials beyond those that are contemplated, which would increase the expense of obtaining, and delay the receipt of, full FDA approval, if received at all.

In November 2024, we announced that, based on discussions with the FDA, reduction in protoporphyrin IX, or PPIX, may be sufficient to serve as a surrogate endpoint supportive of submitting an NDA for bitopertin in EPP and XLP under the FDA’s Accelerated Approval Program based on our existing data, subject to further discussion regarding the design of our planned APOLLO clinical trial as a confirmatory trial. The FDA may not agree with us on the design of any such confirmatory trial, in which case we would need to conduct the APOLLO trial as a Phase 3 clinical trial in order to support an NDA submission under the traditional registrational pathway. Even if the FDA agrees with the design of a confirmatory trial, the FDA may not accept any application we make for accelerated approval for bitopertin, may not grant this approval on a timely basis, or may not grant approval at all. Even if we do receive accelerated approval, we may not experience a faster development or regulatory review or approval process, and receiving accelerated approval does not provide assurance of ultimate full FDA approval. Even if the Accelerated Approval Program does result in a faster approval process, there is no guaranty that we will be able to begin commercialization of our product at the time of such approval.

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
•
CMS published a final rule that allows Medicare Advantage Plans the option of using step therapy for Part B drugs, which began January 1, 2020.
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

The Inflation Reduction Act of 2022, or the IRA, includes several provisions that may impact our business, depending on how various aspects of the IRA are implemented. Provisions that may impact our business include a $2,000 out-of-pocket cap for Medicare Part D beneficiaries, the imposition of new manufacturer financial liability on most drugs in Medicare Part D, permitting the U.S. government to negotiate Medicare Part B and Part D pricing for certain high-cost drugs and biologics without generic or biosimilar competition, requiring companies to pay rebates to Medicare for drug prices that increase faster than inflation, and delay until January 1, 2032 the implementation of the HHS rebate rule that would have limited the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one orphan designation and for which the only approved indication is for that disease or condition. If a product receives multiple orphan designations or has multiple approved indications, it may not qualify for the orphan drug exemption. The implementation of the IRA is currently subject to ongoing litigation challenging the constitutionality of the IRA’s Medicare drug price negotiation program. On August 15, 2024, CMS announced the results of the first round of negotiated prices between CMS and participating drug manufacturers for the ten selected drugs under the IRA’s Medicare drug price negotiation program. The negotiated prices go into effect in 2026 unless any ongoing litigation is successful in challenging the constitutionality of the IRA’s Medicare drug price negotiation program and provides a mechanism to block the implementation of the program. The effects of the IRA on our business and the healthcare industry in general is not yet known.

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

Comprehensive laws similar to the CCPA have been passed in numerous other states outside of California and proposed in others. These laws are substantially similar in scope and contain many of the same requirements and exceptions as the CCPA, including a general exemption for clinical trial data and limited obligations for entities regulated by HIPAA. However, we cannot yet determine the full impact these laws or other such future laws, regulations and standards may have on our current or future business. Any of these laws may broaden their scope in the future, and similar laws have been proposed on both a federal level and in more than half of the states in the U.S. In addition, a number of other states have proposed new privacy laws, some of which are similar to the above discussed recently passed laws. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. Furthermore, in addition to comprehensive privacy laws, certain states have enacted laws to focus on particular more limited privacy laws. For example, the state of Washington has passed a law to protect medical and health information not subject to HIPAA. This law has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data. In addition, other states have proposed and/or passed legislation that regulates the privacy and/or security of certain specific types of information. For example, a small number of states have passed laws that regulate biometric information. The existence of comprehensive privacy laws in different states in the country would make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance. These various privacy and security laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products. State laws are changing rapidly and there have been proposals for a new comprehensive federal data privacy law to which we may likely become subject, if enacted.

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

We may use and integrate artificial intelligence, or AI, into our business processes, and this innovation presents risks and challenges that could affect its adoption, and therefore our business. If we enable or offer solutions that draw controversy due to perceived or actual negative societal impact, we may experience brand or reputational harm, competitive harm or legal liability. The use of certain AI technology can give rise to intellectual property risks, including compromises to proprietary intellectual property and intellectual property infringement. To the extent we develop our own AI systems, then the risk of intellectual property infringement could arise from third party data sources being used to train our AI models, and from the output of AI systems reproducing or incorporating third party intellectual property rights, in each case without the right to do so. Further, a risk of our proprietary intellectual property rights being compromised through the use of AI could arise through third party vendors using our data to train their models and/or to generate output for other users of their systems. If our third party vendors use our data (which includes personal data) to train their AI models and/or to generate output for other users of their systems, this could also give rise to regulatory risks. Additionally, we expect to see increasing government and supranational regulation related to AI use and ethics, which may also significantly increase the burden and cost of research, development and compliance in this area. For example, the European Union’s Artificial Intelligence Act, or the AI Act, the world’s first comprehensive AI law, entered into force in August 2024 and, with some exceptions, becomes effective in August 2025. This legislation imposes significant obligations on providers and deployers of high risk AI systems, and encourages providers and deployers of AI systems to account for European Union ethical principles in their development and use of these systems. If we develop or use AI systems that are governed by the AI Act, it may necessitate ensuring higher standards of data quality, transparency, and human oversight, as well as adhering to specific and potentially burdensome and costly ethical, accountability, and administrative requirements. The rapid evolution of AI will require the application of significant resources to design, develop, test and maintain our products and services to help ensure that AI is implemented in accordance with applicable law and regulation and in a socially responsible manner and to minimize any real or perceived unintended harmful impacts. Our vendors may in turn incorporate AI tools into their offerings, and the providers of these AI tools may not meet existing or rapidly evolving regulatory or industry standards, including with respect to privacy and data security. Further, bad actors around the world use increasingly sophisticated methods, including the use of AI, to engage in illegal activities involving the theft and misuse of personal information, confidential information and intellectual property. Any of these effects could damage our reputation, result in the loss of valuable property and information, cause us to breach applicable laws and regulations, and adversely impact our business.

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

As of October 31, 2024, we had 82 full-time employees and no part-time employees. We expect to experience significant growth in the number of our employees and the scope of our operations, particularly as we mature as a public company and in the areas of product development, regulatory affairs and, if any of our product candidates receives regulatory approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Although we assess our banking relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect the Company, the financial institutions with which the Company has credit agreements or arrangements directly, such as Hercules Capital, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which the Company has financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.

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

We have incurred and will continue to incur increased costs and increased demands upon management as a result of complying with the laws and regulations affecting public companies.

We will continue to incur significant legal, accounting and other expenses as a public company that we did not incur as a private company, including costs associated with public company reporting obligations under the Securities Exchange Act of 1934, as amended, or the Exchange Act. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Global Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel devote and will need to continue to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased and will continue to increase our legal and financial compliance costs and will make some activities more time-consuming and costly. Any changes we make to comply with these obligations may not be sufficient to allow us to satisfy our obligations as a public company on a timely basis, or at all. These reporting requirements, rules and regulations, coupled with the increase in potential litigation exposure associated with being a public company, could also make it more difficult for us to attract and retain qualified persons to serve on the board of directors or on board committees or to serve as executive officers, or to obtain certain types of insurance, including directors’ and officers’ insurance, on acceptable terms.

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

An active trading market for our common stock may not be sustained. If an active trading market is not sustained, our ability to raise capital in the future may be impaired.

Given the limited trading history of our common stock, there is a risk that an active trading market for our shares may not be sustained, which could put downward pressure on the market price of our common stock and thereby affect your ability to sell shares you purchased. An inactive trading market for our common stock may also impair our ability to raise capital to continue to fund our operations by selling shares and impair our ability to acquire other companies or technologies by using our shares as consideration.

Future sales of shares by existing stockholders could cause our stock price to decline.

If our existing securityholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after legal restrictions on resale discussed in our Annual Report on Form 10-K for the year ended December 31, 2023 lapse, the trading price of our common stock could decline. As of September 30, 2024, we had 29,748,154 shares of common stock outstanding. All outstanding shares of common stock, other than shares held by our affiliates will be freely tradable, without restriction, in the public market. In addition, shares of common stock that are subject to outstanding options of ours will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements and Rules 144 and 701 under the Securities Act. If these shares are sold, the trading price of our common stock could decline.

Our executive officers, directors and principal stockholders have the ability to control or significantly influence all matters submitted to our stockholders for approval.

As of September 30, 2024, our executive officers, directors and principal stockholders, in the aggregate, beneficially owned approximately 58% of our outstanding shares of common stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of us on terms that other stockholders may desire.

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

(c) Issuer Purchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

The following table discloses any officer (as defined in Rule 16a-1(f) under the Exchange Act) or director who entered into, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K) during the three months ended September 30, 2024:

Name and Title	Type of Trading Arrangement	Action Taken (Date of Action)	Duration or End Date	Aggregate Number of Securities to be Sold	Description of Trading Arrangement
John Quisel, J.D., Ph.D. President, Chief Executive Officer, and Director	Trading plan intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c)	Adoption (July 2, 2024)	End Date (April 15, 2025)	Up to 45,623	Sale
William Savage, M.D., Ph.D. Chief Medical Officer	Trading plan intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c)	Adoption (July 18, 2024)	End Date (December 1, 2024)	Up to 23,341	Sale
Rahul Khara, Pharm.D., J.D. General Counsel and Secretary	Trading plan intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c)	Adoption (September 25, 2024)	End Date (February 28, 2025)	Up to 15,000	Sale

ITEM 6. EXHIBITS.

The exhibits filed as part of this Quarterly Report are set forth on the Exhibit Index, which is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description
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

3.4	Amended and Restated By-laws of Disc Medicine, Inc. (incorporated by reference to Annex C to Gemini Therapeutics, Inc.’s Proxy Statement/Prospectus on Form S-4/A (File No. 333-249785)).
10.1*	Second Amendment to Lease by and between Disc Medicine, Inc. and ARE-MA Region No. 75. LLC, dated August 29, 2024.
10.2††+

Loan and Security Agreement, dated as of November 6, 2024, by and among Disc Medicine, Inc., the other Borrower party thereto, the Lenders party thereto, and Hercules Capital, Inc., as Agent (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-39438) filed on November 8, 2024).

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

†† Certain of the exhibits and schedules to the Loan and Security Agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant hereby agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Commission upon request.

+ Portions of this exhibit are redacted in accordance with Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DISC MEDICINE, INC.

Date: November 12, 2024	By:	/s/ John Quisel
John Quisel, J.D., Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2024	By:	/s/ Jean Franchi
Jean Franchi
Chief Financial Officer (Principal Financial and Accounting Officer)