Form 10-K
period 2024-12-31
Disc Medicine, Inc.
filed 2025-02-27
CIK 1816736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates of the registrant computed by reference to the price of the registrant’s Common Stock as of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $983.0 million (based on the last reported sale price on the Nasdaq Global Market as of such date).

As of February 21, 2025, there were 34,569,042 shares of the registrant’s Common Stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2025 Annual Meeting of Stockholders, which the registrant intends to file with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Disc Medicine, Inc.

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K of Disc Medicine, Inc., or the Company, contains or incorporates statements that constitute forward-looking statements within the meaning of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report on Form 10-K may include, for example, statements about:

•
the initiation, timing, progress, results, and cost of our research and development programs and our current and future preclinical studies and clinical trials, including our planned APOLLO clinical trial of bitopertin, our ongoing and planned clinical trials of DISC-0974 and our planned Phase 2 clinical trial of DISC-3405, and including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available, and our research and development programs;
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
•
our ability to seek and obtain approval for bitopertin under the U.S. Food and Drug Administration’s, or FDA’s, Accelerated Approval Program, including the FDA's acceptance of the APOLLO clinical study as a post-marketing confirmatory trial, the timeline for a potential New Drug Application, or NDA, submission, and whether the NDA submission will meet the standards for accelerated approval;
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
•
our financial performance;
•
our ability to remediate the material weakness in our internal control over financial reporting;
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
•
the impact of global economic and political developments on our business, including rising inflation and capital market disruptions, geopolitical conflicts, including the conflicts between Russia and Ukraine and in the Middle East, economic sanctions and economic slowdowns or recessions that may result from such developments which could harm our research and development efforts as well as the value of our common stock and our ability to access capital markets; and
•
other risks and uncertainties, including those listed under the caption “Risk Factors.”

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

The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties, and other factors. As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Factors that could cause actual results to differ include, but are not limited to, those discussed in the section titled “Risk Factors” included within Item 1A of this Annual Report on Form 10-K.

RISK FACTOR SUMMARY

Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary and other risks that we believe are material to our investors can be found below under the heading “Item 1A. Risk Factors” and should be carefully considered, together with other information in this Annual Report on Form 10-K and our other filings with the Securities and Exchange Commission, or SEC, before making an investment decision regarding our common stock.

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
•
We may need to raise substantial additional funding. If we are unable to raise capital when needed or on terms acceptable to us, we may be forced to delay, reduce, or eliminate some of our product development programs or commercialization efforts.
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
•
We have conducted and are currently conducting clinical trials for bitopertin in Australia and may in the future conduct additional clinical trials of our product candidates outside the United States, and the FDA and comparable foreign regulatory authorities may not accept data from such trials.
•
If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals for any of our product candidates, we will not be able to commercialize, or will be delayed in commercializing, such product candidates, and our ability to generate revenue will be materially impaired.
•
We face substantial competition, which may result in others discovering, developing, or commercializing products before or more successfully than we do.
•
If our current product candidates or any future product candidates do not achieve broad market acceptance, the revenue that we generate from our sales may be limited, and we may never become profitable.

•
We rely on third parties to conduct our clinical trials for our product candidates, as well as potential investigator-sponsored clinical trials of our product candidates. If these third parties do not successfully carry out their contractual duties, comply with regulatory requirements, or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.
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
•
We may seek approval from the FDA for bitopertin or any of our other current or future product candidates under the Accelerated Approval Program. If we are not able to use such program, we may be required to conduct additional clinical trials beyond those that are contemplated, which would increase the expense of obtaining, and delay the receipt of, necessary marketing approvals, if we receive them at all. In addition, even if the Accelerated Approval Program is available to us, it may not ultimately lead to expedited approval of our product candidates, or approval at all.
•
Inadequate funding for the NIH, CMS, FDA, the SEC and other government agencies, including from government shut downs, or other disruptions to these agencies’ operations, including significant leadership, personnel, or policy changes, could prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.
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
•
We have identified a material weakness in our internal controls over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations.

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

ITEM 1. BUSINESS

Overview

We are a clinical-stage biopharmaceutical company focused on the discovery, development, and commercialization of novel treatments for patients suffering from serious hematologic diseases. We have assembled a portfolio of clinical and preclinical product candidates that aim to modify fundamental biological pathways associated with the formation and function of red blood cells, specifically heme biosynthesis and iron homeostasis. Our current pipeline includes bitopertin for the treatment of erythropoietic porphyrias, or EPs, including erythropoietic protoporphyria, or EPP, and X-linked protoporphyria, or XLP, and Diamond-Blackfan Anemia, or DBA; DISC-0974 for the treatment of anemia of myelofibrosis, or MF, and anemia of chronic kidney disease, or CKD; and DISC-3405 (formerly MWTX-003) for the treatment of polycythemia vera, or PV, and other hematologic disorders. In addition, our preclinical programs also include DISC-0998 for the treatment of anemia associated with inflammatory diseases. Our approach to product candidate development leverages well-understood molecular mechanisms that have been validated in humans. We believe that each of our product candidates, if approved, has the potential to improve the lives of patients suffering from hematologic diseases.

Bitopertin is the lead product candidate in our heme biosynthesis modulation portfolio. Bitopertin was previously evaluated by F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., or collectively, Roche, in a comprehensive clinical program in over 4,000 individuals in other indications which demonstrated the activity of bitopertin as a glycine transporter 1, or GlyT1, inhibitor and its effect on heme biosynthesis. We are initially developing bitopertin for the treatment of EPs, including EPP and XLP, which are part of a group of severe diseases, known as porphyrias, caused by defects in the heme biosynthesis pathway that cause an accumulation of toxic metabolites referred to as porphyrins, resulting in skin hypersensitivity to sunlight and some types of artificial light. In June and December 2023, we presented interim data from BEACON, a Phase 2 open-label, parallel-dose clinical trial of bitopertin in EPP and XLP patients conducted at sites in Australia. In April 2024, we presented topline data from AURORA, a Phase 2, randomized, double-blind, placebo-controlled clinical trial of bitopertin in EPP patients conducted at sites in the United States. Additional analyses of the BEACON and AURORA trials were presented in June 2024 and in December 2024. In both trials, bitopertin significantly reduced the toxic metabolite, protoporphyrin IX, or PPIX, and was associated with improvements in measures of time spent in sunlight and quality of life, demonstrating a clear association between PPIX reduction and clinical endpoints. In addition, bitopertin was generally well-tolerated. All participants in AURORA and BEACON are eligible to participate in HELIOS, an ongoing open-label, long-term extension study of bitopertin in EPP and XLP. We are also planning APOLLO, a randomized, double-blind, placebo-controlled clinical trial of bitopertin in EPP and XLP patients. In our end-of-Phase 2 meeting, the U.S. Food & Drug Administration, or the FDA, agreed with the potential for reduction of PPIX to serve as a surrogate endpoint to support a potential accelerated approval of bitopertin in EPP and XLP. Under the FDA’s Accelerated Approval Program, we would have the potential to submit a New Drug Application, or NDA, for bitopertin in EPP and XLP based on our existing data, and we would be required to conduct a post-marketing confirmatory clinical trial. In our Type C meeting with the FDA in December 2024, we aligned with the FDA on the design of our APOLLO post-marketing confirmatory trial. We plan to initiate the APOLLO trial by mid-2025 and anticipate submitting an NDA for accelerated approval of bitopertin in EPP and XLP in the second half of 2025. We have also entered into a collaborative research and development agreement with the National Institutes of Health, or NIH, to conduct a clinical trial of bitopertin in DBA, which began in July 2023. We are planning additional trials of bitopertin in other indications.

DISC-0974 is the lead product candidate in our iron homeostasis portfolio and was licensed from AbbVie Deutschland GmbH & Co. KG, or AbbVie. DISC-0974 is designed to suppress hepcidin production and increase serum iron levels. We completed a Phase 1 clinical trial in healthy volunteers in the U.S. in June 2022 with results showing an acceptable tolerability profile and evidence of target engagement, iron mobilization and augmented erythropoiesis. We initiated a Phase 1b/2 clinical trial in June 2022 in patients with anemia of MF, and initiated a separate Phase 1b/2 clinical trial in February 2023 in patients with non-dialysis dependent CKD and anemia. We presented interim data from both of these trials in December 2023 as well as additional interim data for anemia of MF in June 2024 and non-dialysis dependent CKD and anemia in October 2024, which additional interim data included safety data and changes in hepcidin, iron, and hemoglobin levels for additional patients, as well as longer follow-up. In December 2024, we presented additional analyses of the Phase 1b study in anemia of MF and initiated the open-label Phase 2 portion of this clinical trial in patients with anemia of MF. We expect to report initial data from this Phase 2 trial in the second half of 2025. We also expect to report data from the multiple-ascending dose, or MAD, portion of the Phase 1b trial in patients with non-dialysis dependent CKD and anemia in the second half of 2025. We are also planning additional trials of DISC-0974 in other anemias of inflammation. In addition, we are developing a preclinical anti-hemojuvelin, or HJV, monoclonal antibody, DISC-0998, which also targets hepcidin suppression and was licensed from AbbVie. DISC-0998 is designed to increase serum iron levels and has an extended serum half-life as compared to DISC-0974. We believe this profile may be desirable in certain subsets of patients with anemia associated with inflammatory diseases.

Lastly, we are developing DISC-3405, a monoclonal antibody against Transmembrane Serine Protease 6, or TMPRSS6, that we licensed from Mabwell Therapeutics, Inc., or Mabwell. DISC-3405 is part of our iron homeostasis portfolio and is designed to induce hepcidin production and reduce serum iron levels. An IND for DISC-3405 was cleared by the FDA, and a Phase 1 clinical trial in healthy adult volunteers was initiated in October 2023. Interim data was presented from the single-ascending dose, or SAD, portion of the Phase 1 clinical trial of DISC-3405 in healthy volunteers in June 2024. We presented data from the MAD portion of the Phase 1 healthy volunteer study of DISC-3405 in December 2024. We expect to develop DISC-3405 for the treatment of PV and other hematologic disorders, and plan to initiate a Phase 2 clinical trial of DISC-3405 in PV in the first half of 2025.

Our Approach

Our goal is to continue to build and advance a portfolio of product candidates that focus on fundamental biological pathways associated with the formation and function of red blood cells. Red blood cells have the essential role of carrying oxygen via hemoglobin to all tissues and organs in the body. The biological processes that are required to maintain normal levels of functional red blood cells are complex, and a variety of congenital and acquired diseases occur due to imbalances or deficiencies in red blood cell formation and function. Two key components needed to support the formation and function of red blood cells are heme and iron. Heme is an essential part of red blood cells, and when complexed into the hemoglobin protein, it performs the vital function of transporting oxygen throughout the body. Iron is a key component of heme, and therefore both iron and heme are required for erythropoiesis, the biological process by which precursor cells in the bone marrow mature to become red blood cells. Based on previously conducted animal models and preclinical and clinical data, we believe our product candidate portfolio, by targeting fundamental pathways in red blood cell biology, has the potential to address a range of hematologic diseases in which modification of iron and heme plays a critical function.

We are focused on therapeutic approaches that modulate heme and iron to address diseases of heme biosynthesis and red blood cell production, and we target therapeutic mechanisms that have been validated in humans, through evidence from either human genetics or third-party clinical trials. For example, our lead program, bitopertin, which has been evaluated in over 4,000 individuals, has demonstrated suppression of heme biosynthesis in multiple clinical trials conducted by Roche. The targets of our iron homeostasis portfolio, HJV and TMPRSS6, have both been genetically validated in humans and shown to have a role in the regulation of hepcidin and iron homeostasis. For example, individuals with inherited loss of the HJV gene exhibit low levels of hepcidin and individuals with inherited loss of the TMPRSS6 gene exhibit elevated levels of hepcidin.

By focusing on fundamental red blood cell biology that is validated in humans, we believe that our product candidates are more likely to exhibit well-defined biological effects in clinical trials and have the potential for broad applicability across a wide range of hematologic diseases. Our current pipeline is focused on the following three approaches:

•
Modulating the heme biosynthesis pathway, which is anticipated to be useful in diseases caused by excesses in toxic heme pathway metabolites, e.g., EPs;
•
Increasing iron availability to red blood cell precursors, which is anticipated to have direct effects on increasing red blood cell production to correct anemia in diseases of iron restriction, e.g., anemia associated with inflammatory diseases; and
•
Decreasing iron availability, which is anticipated to lower red blood cell production in diseases of excessive red cell production, e.g., PV.

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

Clinical-Stage Product Candidates

The diagram below reflects the status of the clinical-stage product candidates, bitopertin, DISC-0974 and DISC-3405, and clinical trials that have been completed, are ongoing or are expected to initiate by the end of 2025. The timelines shown reflect our current expectations and beliefs based on our internal plans and regulatory interactions to date.

† Bitopertin in-licensed from Roche; ‡ DISC-0974 and DISC-0998 in-licensed from AbbVie; *DISC-3405 in-licensed from Mabwell (formerly MWTX-003); **Investigator initiated trial with the NIH

We also plan to develop bitopertin, DISC-0974 and DISC-3405 for other indications. For example, we are exploring the potential of bitopertin as a treatment for macrocytic anemias, such as DBA and certain types of myelodysplastic syndromes, or MDS, in preclinical studies and have entered into a collaborative research and development agreement with the NIH to conduct an NIH-sponsored clinical trial of bitopertin in DBA. The trial began in July 2023.

Preclinical-Stage Product Candidates

We also have preclinical-stage programs in development. This includes DISC-0998: a separate, preclinical anti-HJV monoclonal antibody, which is also designed to target hepcidin suppression and was licensed from AbbVie. DISC-0998 is designed to increase serum iron levels and has an extended serum half-life as compared to DISC-0974. We believe this profile may be desirable in certain subsets of patients with anemia associated with inflammatory diseases.

Our Strategy

Our mission is to significantly improve the lives of patients suffering from hematologic diseases by developing differentiated product candidates, including ones designed to target fundamental pathways associated with the formation and function of red blood cells. To achieve our mission, we are focused on the following key elements of our strategy:

•
Obtain regulatory approval for and successfully commercialize bitopertin for the treatment of patients with EPP and XLP, and expand into other diseases characterized by dysregulation of the heme biosynthesis pathway. In multiple clinical trials conducted by Roche in other indications, bitopertin was observed to be a regulator of heme biosynthesis. We are initially developing bitopertin for the treatment of patients with EPP and XLP, which are part of a group of severe diseases, known as porphyrias, caused by defects in the heme biosynthesis pathway that cause an accumulation of toxic metabolites referred to as porphyrins. Based on the clinical data generated by Roche in multiple clinical trials in other indications, the compelling preclinical data we have generated, and the results of our BEACON and AURORA Phase 2 clinical trials, we believe bitopertin has the potential to be a disease-modifying treatment for these patients. In our end-of-Phase 2 meeting, the FDA agreed with the potential for reduction of PPIX to serve as a surrogate endpoint to support a potential accelerated approval of bitopertin in EPP and XLP. Under the FDA’s Accelerated Approval Program, we would have the potential to submit an NDA for bitopertin in EPP and XLP based on our existing data, and we would be required to conduct a post-marketing confirmatory clinical trial. In our Type C meeting with the FDA in December 2024, we aligned with the FDA on the design of our APOLLO post-marketing confirmatory trial. We plan to initiate the APOLLO trial by mid-2025 and anticipate submitting an NDA for accelerated approval of bitopertin in EPP and XLP in the second half of 2025. We also plan to explore the potential of bitopertin to treat other hematologic diseases, including DBA.
•
Advance the clinical development of DISC-0974 for the treatment of anemia associated with MF, CKD and other inflammatory diseases. We are initially developing our lead hepcidin-suppressing program, DISC-0974, for the treatment of anemia associated with MF and CKD. Our Phase 1, placebo-controlled, single-ascending dose clinical trial of DISC-0974 in healthy volunteers showed an acceptable tolerability profile and evidence of target engagement and iron mobilization and augmented erythropoiesis. We initiated a Phase 1b/2 clinical trial in June 2022 in patients with anemia of MF and initiated a separate Phase 1b/2 clinical trial in February 2023 in patients with non-dialysis dependent CKD and anemia. We presented interim data from both of these trials in December 2023 as well as additional interim data for anemia of MF in June 2024 and non-dialysis dependent CKD and anemia in October 2024. In December 2024, we presented additional analyses of the Phase 1b study in anemia of MF and initiated the open-label Phase 2 portion of this clinical trial in patients with anemia of MF. We expect to report initial data from this Phase 2 trial in the second half of 2025 and final data in 2026. We also expect to report data from the MAD portion of the Phase 1b trial in patients with non-dialysis dependent CKD and anemia in the second half of 2025. Subject to the results of such MAD portion of the study, we expect to initiate and report initial data from a Phase 2 clinical trial in patients with non-dialysis dependent CKD and anemia in 2026. We also plan to further expand the development of DISC-0974 into anemias associated with other inflammatory diseases, such as inflammatory bowel disease.
•
Advance the clinical development of DISC-3405 for the treatment of PV and expand into other diseases associated with excess iron availability. The second program in our iron homeostasis portfolio is DISC-3405, which is designed to induce hepcidin production. The inhibition of TMPRSS6 has been shown in non-clinical studies to increase hepcidin levels and restrict iron availability, and DISC-3405 demonstrated activity in disease models of PV and beta-thalassemia. In clinical trials conducted by third parties, iron restriction through a hepcidin mechanism resulted in disease control in patients with PV. We presented interim data from the SAD portion of our Phase 1 clinical trial of DISC-3405 in healthy volunteers in June 2024 and presented data from the MAD portion of such study in December 2024. We expect to develop DISC-3405 for the treatment of PV and other hematologic disorders, and plan to initiate a Phase 2 clinical trial of DISC-3405 in PV in the first half of 2025 and report data in 2026.
•
Continue to build our pipeline through internal research or business development. Though we have yet to generate complete clinical data for each of our product candidates, we believe that all of our current product candidates, if approved, could have pipeline-in-a-product potential, and for each product candidate, we plan to explore its potential across multiple hematologic diseases. In addition, we plan to leverage our expertise in hematology to further grow our pipeline through both internal discovery and development of new therapeutic candidates and in-licensing of external assets. This approach includes developing both next-generation programs to support our existing heme biosynthesis and iron homeostasis portfolios as well as molecules that target other pathways associated with red blood cells that may be of strategic and biological interest. For example, we are developing DISC-0998, a preclinical monoclonal antibody as a next generation product candidate against HJV, the same target as DISC-0974. We believe DISC-0998 has improved pharmacokinetic, or PK, and pharmacodynamic, or PD, properties that may benefit certain subsets of patients with anemia associated with inflammatory diseases.
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

Our Corporate History and Team

We were founded in 2017 with the mission to design, develop, and commercialize medicines for patients with hematologic diseases. Since inception, we have focused on building our pipeline of product candidates through both internal drug discovery activities and external business development, conducting preclinical studies and clinical trials, preparing for the potential commercialization of bitopertin, if approved, and establishing and maintaining our intellectual property portfolio.

We have assembled a management team with extensive experience in successfully developing, manufacturing, and commercializing transformative therapies as well as in business development and alliance management. Collectively, our team led, or was involved in, the development, regulatory approval, and commercialization of therapies for hematologic diseases, such as Idhifa, Reblozyl, Pyrukynd, Adynovate, Tibsovo, Casgevy, and Roxadustat, as well as numerous late-stage clinical and approved therapies for other therapeutic areas. Our team has significant previous experience at leading biotechnology and pharmaceutical companies, including Acceleron Pharma, Inc., Agios Pharmaceuticals, Inc., Albireo Pharma, Inc., Bristol-Myers Squibb Company, CRISPR Therapeutics AG, FibroGen, Inc., Genzyme Corporation, Johnson & Johnson, Merck & Co., Inc., Pfizer Inc., Replimune Group Inc., Takeda Pharmaceutical Co., Vertex Pharmaceuticals Incorporated, and The Medicines Company. Our management team’s wide-ranging expertise in rare diseases, hematology, medicinal chemistry, protein biochemistry, and clinical development provide a singular vision for building a company focused on fundamental mechanisms to develop treatments for patients with hematologic diseases.

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

Genetic and Biochemical Basis for EPP and XLP: FECH and ALAS2 Mutations Increase PPIX Levels

EPP is a rare, inherited metabolic disease characterized by a deficiency of the FECH enzyme. FECH is responsible for the last step in heme biosynthesis and catalyzes the insertion of iron into PPIX to create the final heme moiety. In patients with EPP who have abnormally low levels of FECH, excessive amounts of PPIX accumulate in the bone marrow, blood plasma, and red blood cells. This accumulation of PPIX, which becomes highly reactive and toxic when exposed to light, causes the hallmark EPP symptom of photosensitivity, or skin hypersensitivity to sunlight and some types of artificial light, such as fluorescent lights. After exposure to light, the patient’s skin may initially become itchy and red, and then affected individuals often experience a severe burning sensation that may persist for days. PPIX also accumulates in the gallbladder and liver and causes complications in these organs for some patients. An estimated 25% of patients may develop gallstones that require surgical removal. Many patients live with subclinical liver damage, which progresses to overt liver failure and requires liver transplant in approximately 2% to 5% of patients. The onset of symptoms affecting the skin usually occurs in early childhood; however, in some cases, onset may not occur until adolescence or adulthood. EPP has been reported worldwide, with prevalence between 1 in 75,000 to 1 in 200,000, but a recent genetic study suggests that the genetic prevalence may be higher at approximately 1 in 17,000. Recent analyses we completed of medical claims data using the ICD-10 code for EPP suggests there are approximately 14,000 diagnosed patients in the U.S.

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

Current Treatment Options for Erythropoietic Porphyrias

There are currently no disease-modifying therapies available to treat EPs other than bone marrow transplantation, which is associated with high rates of morbidity and mortality. Lifestyle alterations to avoid light exposure are the primary approach to managing phototoxicity in EP patients. Sunscreens, tinted windows, and protective clothing are also commonly used in addition to behavioral modifications. The only class of approved therapies for patients with EP are melanocortin 1 receptor agonists, which are designed to promote melanin production, or tanning, and thereby increase patient tolerance to sunlight. Afamelanotide, an a-melanocyte-stimulating hormone analog delivered by a surgically-administered subcutaneous implant, was approved by the FDA in 2019 for the treatment of adults with EPP. Afamelanotide provides reduction in photosensitivity, but is not designed to reduce PPIX production and is associated with side effects, such as nausea, hyperpigmentation and a darkening of or increase in melanocytic nevi. In a pivotal trial, afamelanotide increased the median number of pain free hours in daytime (10am to 6pm) over 180 days from 40.5 hours in a placebo group to 64.1 hours in the treatment group. Another melanocortin 1 receptor agonist, dersimelagon, which is orally administered, is currently in Phase 3 development by a third party. Overall, there remains a significant unmet need despite the use of melanocortin 1 receptor agonists, as they provide incomplete resolution of photosensitivity and more importantly, are not designed to reduce the production of protoporphyrins or address hepatobiliary complications, such as gallstones and progressive liver disease.

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

Bitopertin May Treat a Range of Hematologic Disorders

We are initially focused on the ability of bitopertin to suppress the accumulation of PPIX. Based on its mechanism of action, we believe bitopertin has the potential to be a disease-modifying treatment for EPP and XLP.

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

Clinical Data

In May 2021, we licensed exclusive worldwide rights to develop and commercialize bitopertin from Roche. Roche had previously developed bitopertin as a potential therapy for certain symptoms of schizophrenia and obsessive-compulsive disorder, but chose to discontinue the program due to failure to meet primary endpoints in Phase 3 trials for the lead indication after completing over 30 clinical trials in more than 4,000 individuals. Roche conducted a pilot study for the treatment of anemia in 12 patients with beta-thalassemia, a population with a normal heme biosynthesis pathway; this trial did not show consistent increases in hemoglobin at the doses tested. Despite the observed lack of efficacy, the clinical program established a well-defined and generally well-tolerated profile for bitopertin. Importantly, these trials confirmed that bitopertin inhibits glycine uptake in red blood cells and demonstrated the role of GlyT1 inhibition in heme biosynthesis during red blood cell production. A mild, dose-dependent decrease in heme biosynthesis was observed in multiple clinical trials, which manifested as a decrease in hemoglobin of approximately 0.5 to 2 g/dL that stabilized after approximately 16 weeks, the approximate lifespan of a red blood cell.

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

BEACON: Completed Phase 2 Clinical Trial in Patients with EPP and XLP

In July 2022, we initiated BEACON, a Phase 2 clinical trial of bitopertin in EPP and XLP patients conducted at sites in Australia. The study was a randomized, open-label, parallel-dose clinical trial designed to evaluate the safety, tolerability, and efficacy of bitopertin. It enrolled 22 adult patients and four adolescent patients with EPP or XLP. The study primarily assessed changes in levels of PPIX as well as the PK profile, safety and tolerability of bitopertin in EPP or XLP patients. It also included measures of photosensitivity, daylight tolerance, pain and exploratory biomarkers of hepatobiliary disease. Patients received orally-administered bitopertin for 24 weeks at doses of either 20 mg once-daily or 60 mg once-daily. These dose levels have a well-understood profile and similar dosage strengths have been shown to provide substantial inhibition of erythroid glycine uptake in the clinical trials conducted by Roche. The trial design is summarized in the figure below. Participants in the BEACON trial are eligible to participate in HELIOS, an ongoing open-label, long-term extension study of bitopertin in EPP and XLP.

BEACON Trial Design: Open-Label, Phase 2 Clinical Trial of Bitopertin in Patients with EPP or XLP (N = 22 adults, N = 4 adolescents)

Interim data from BEACON were presented at the European Hematology Association, or EHA, annual meeting in June 2023 and at the American Society of Hematology, or ASH, annual meeting in December 2023. Additional analyses were presented at the EHA annual meeting in June 2024 and at the ASH annual meeting in December 2024. Twenty-one of the 22 enrolled adults and three of the four enrolled adolescents completed the study. The average age of the adult participants was 44 years, with 64% being female. Bitopertin significantly reduced PPIX in both the adult and adolescent populations, with reductions of whole blood metal-free PPIX of >40% compared to baseline in the overall adult study population, and with greater reductions in the 60 mg group than the 20 mg group. Most of the PPIX reduction occurred in the first 6 weeks of treatment. Overall, there was a 92% reduction in the incidence of patient-reported full phototoxic reactions compared to baseline. The proportion of symptom-free days improved from 33% at baseline to 79% while taking bitopertin. Sunlight tolerance improved in a series of sunlight challenges that participants self-administered weekly, according to the protocol. People with EPP experience prodromes, or early warning symptoms, of an impending full phototoxic reaction. These prodromes are reversible when sunlight exposure is discontinued, and the time until a prodrome starts is an indicator of light tolerance. Combining data from all adult participants showed a >3-fold improvement in average time to prodrome, as compared to baseline (p<0.001). The proportion of adult participants who conducted a sunlight challenge that did not elicit a prodrome increased from 7% at baseline to 55% while taking bitopertin. Of the adult participants that completed the treatment period (n=21), nearly all reported improvements in quality of life measures, with 20 of 21 reporting that their EPP was “much better” or “a little better”, 19 of 21 reporting that their EPP was “not at all” or “mild” in severity, and 18 of 21 reporting that EPP impacted their quality of life in the last 7 days “not at all” or “a little bit”.

BEACON: Primary Endpoint – Percent Change in Whole Blood PPIX

BEACON: Associations between PPIX Reductions and Light Tolerance

Safety analyses showed no serious adverse events, stable hemoglobin levels, and no anemia adverse events reported. There was one discontinuation due to an adverse event that was assessed as probably related to bitopertin treatment: a Grade 3 headache in an adult participant. Overall, 59% of adult participants and 100% of adolescent participants reported dizziness, 18% of adult participants and zero adolescent participants reported headache, and 14% of adult participants and zero adolescent participants reported nausea.

AURORA: Completed Phase 2 Clinical Trial in Patients with EPP

Separately, in October 2022 we initiated AURORA, a Phase 2, randomized, double-blind, placebo-controlled, parallel dosing trial in 75 adult patients with EPP conducted at sites in the United States. We enrolled patients into a placebo group (n=24), a 20 mg/day dose group (n=26) and a 60 mg/day dose group (n=25), with bitopertin delivered as tablets taken orally once per day for a period of 17 weeks. These dose levels have a well-understood profile and similar dosage strengths have been shown to provide substantial inhibition of erythroid glycine uptake based on the clinical trials conducted by Roche. This trial included assessments of blood PPIX levels, with a primary endpoint of percent change in whole blood metal-free PPIX, and patient photosensitivity, including a secondary endpoint of cumulative total time in sunlight between 10:00 a.m. and 6:00 p.m. on days without pain observed over the 4-month treatment period. The FDA has previously approved afamelanotide for the treatment of photosensitivity in adult EPP patients on the basis of a clinical endpoint measuring a change in pain-free time spent in sunlight in treated patients, relative to patients treated with placebo. Additional study measures included time to prodrome, hepatobiliary markers, quality of life, safety and tolerability, among others. The trial design is summarized in the figure below. Participants in the AURORA trial are eligible to participate in HELIOS, an ongoing open-label, long-term extension study of bitopertin in EPP and XLP.

AURORA Trial Design: Randomized, Double-Blind, Placebo-Controlled Phase 2 Clinical Trial of Bitopertin in Patients with EPP (N = 75)

We presented topline data from AURORA in April 2024. Additional analyses were presented at the EHA annual meeting in June 2024 and at the ASH annual meeting in December 2024. Seventy-two of the 75 participants completed the study. With respect to the primary endpoint, bitopertin resulted in significant, dose-dependent, and sustained reductions in whole blood PPIX levels compared to baseline (-21.6% for 20 mg (p=0.003 vs placebo) and -40.7% for 60 mg (p<0.001 vs placebo); the placebo group had mean increases of +8.0%). As in BEACON, most of the PPIX reduction occurred in the first 6 weeks of treatment. With respect to clinical efficacy endpoints, there were substantial and dose-dependent reductions in phototoxic reactions with pain during the 4-month study period, consisting of a 75% reduction in the incidence rate of new phototoxic reactions with pain at the 60 mg dose group compared to placebo (p=0.011), and a 60% reduction in the 20 mg dose group compared to placebo (p=0.109). Fewer bitopertin-treated patients reported a phototoxic event compared to placebo (19% for 20 mg and 12% for 60 mg compared to 46% for placebo). There were also dose-dependent improvements in quality-of-life scores as measured by the Patient Global Impression of Change, or PGIC, scale, which were statistically significant for the 60 mg dose: 77% of completers at 20 mg and 86% at 60 mg (p=0.022 vs placebo) reported that their EPP was “much better” compared with 50% for placebo. With respect to cumulative total time in sunlight on days without pain, bitopertin-treated patients recorded a mean of 175.1 hours at 20 mg and 153.1 hours at 60 mg, compared with 133.9 hours for placebo. While the magnitude of the improvement in the bitopertin-treated patients from baseline was comparable to that observed in the BEACON study, the benefit in the placebo arm in the AURORA trial was greater than expected and the results were not statistically significant compared to placebo. In addition, there were large improvements in light tolerance from baseline in 20 mg and 60 mg bitopertin treatment groups as measured by time to prodrome, but the results were not statistically significant relative to placebo. However, a post-hoc longitudinal analysis showed time-dependent improvement in light tolerance that was nominally significant compared to placebo in both the 20 mg (p=0.026) and 60 mg (p=0.013) dose groups, and a two-fold improvement in light tolerance relative to baseline in both 20 mg and 60 mg dose groups. Greater PPIX reductions were associated with improvements in multiple light tolerance measures, including cumulative total time in light, average time in sunlight without pain, change from baseline in time to prodrome, as well as PGIC, and evaluation of the time course of phototoxic reactions and sunlight exposure showed greater treatment effect in the time period after the PPIX nadir was reached, including elimination of observed phototoxic reactions in the 60 mg dose group.

AURORA: Primary Endpoint – Percent Change in Whole Blood PPIX

AURORA: Association between PPIX Change and Clinical Measures with Bitopertin

Bitopertin was generally well tolerated in both dose groups with no serious adverse events and stable hemoglobin levels. Two patients discontinued treatment due to treatment-emergent adverse events, both in the 60 mg dose group and both of which were assessed as possibly related to bitopertin: one due to dizziness and one due to a skin rash. The most common adverse event reported with bitopertin treatment was dizziness: n=4 in the 20 mg dose group and n=11 in the 60 mg dose group, compared with n=4 in the placebo group (median durations of 4.5, 5, and 2 days, respectively).

Additional Safety Data from Selected Clinical Trials Conducted by Roche

The comprehensive data package from Roche’s healthy volunteer trials provides further support for bitopertin's tolerability profile. The identified risks established by Roche across the development program are (percentage bitopertin treated vs. percentage placebo treated): headache (9.8% vs. 6.7%), somnolence (5.2% vs. 3.7%), and dizziness (4.2% vs. 3.6%). The results of single dose bitopertin clinical trials in healthy volunteers at doses ranging from 3 mg to 240 mg (n=290) and multiple dose trials at doses ranging from 10 mg to 180 mg daily for 10 to 120 days (n> 360) demonstrated a comprehensive tolerability profile. In one multiple ascending dose trial, reversible blurred vision was observed in 5 subjects (20%) at or above the 80 mg/day dose level. In a four-month pharmacodynamics study, 11.8% of subjects receiving an active dose noted dysphoria/low mood (mostly at 30 mg/day), as compared to 6.3% of placebo, and dermatological adverse events on hands and feet were observed in 15.7% of subjects (mostly at 60 mg/day). In Phase 3 studies, no association with bitopertin was found for dermatological adverse events or adverse events of blurred vision or low mood. The amount of hemoglobin per red blood cell or per reticulocyte decreased in a dose-dependent manner. No hematologic parameter reached a level at which we would expect clinical signs or symptoms. Roche’s Phase 3 program in schizophrenia consisted of six Phase 3 clinical trials (total n=2,438) of 5 mg, 10 mg, and 20 mg doses of bitopertin for up to 52 weeks, followed by extension phases. In these trials, bitopertin treatment was not associated with any significant tolerability issues. Most of the adverse events were considered mild or moderate in severity in all trials.

Our NDA Plans for Bitopertin in EPP and XLP and our Planned Post-Marketing Confirmatory Trial (APOLLO)

In our end-of-Phase 2 meeting with the FDA in September 2024, the FDA agreed with the potential for reduction of PPIX to serve as a surrogate endpoint to support a potential accelerated approval of bitopertin in EPP and XLP. Under the FDA’s Accelerated Approval Program, we would have the potential to submit an NDA for bitopertin in EPP and XLP based on our existing data, and we would be required to conduct a post-marketing confirmatory clinical trial. In our Type C meeting with the FDA in December 2024, we aligned with the FDA on the design of our APOLLO post-marketing confirmatory trial. Key features of the trial include:

•
Co-primary endpoints of average monthly total time in sunlight without pain between 10:00 a.m. and 6:00 p.m. during the last month of the six-month treatment period and percent change from baseline in whole blood metal-free PPIX after six months of treatment;
•
Other measures of efficacy such as occurrence of phototoxic reactions, cumulative total pain-free time in sunlight, PGIC, and time to prodrome;
•
Selection of 60 mg dose of bitopertin and six-month treatment duration;
•
Inclusion of patients aged 12+ with EPP, including XLP; and
•
Double-blind, placebo-controlled study with ~150 patients randomized 1:1.

We plan to initiate the APOLLO trial by mid-2025 and plan to include sites in the United States, Canada, Europe and Australia. We anticipate submitting an NDA for accelerated approval of bitopertin in EPP and XLP in the second half of 2025. Based on the anticipated timing of our NDA submission, we expect enrollment for the APOLLO trial to be well underway by the Prescription Drug User Fee Act date for accelerated approval, if granted.

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

Hepcidin Induction

We are also developing a portfolio of product candidates designed to increase hepcidin and decrease serum iron levels, an approach that has the potential to address a range of diseases where restricting iron would be beneficial, such as excessive red blood cell production in PV and diseases of iron overload. Our lead program, DISC-3405, which we licensed from Mabwell, is a monoclonal antibody designed to inhibit TMPRSS6, a serine protease that normally serves to limit hepcidin production. By inhibiting TMPRSS6, our compounds have the potential to increase production of hepcidin and, in turn, restrict iron availability. We selected this target based on the genetic confirmation of the effects of inhibiting TMPRSS6 in both animal knockout studies and in patients with iron-refractory iron deficiency anemia who lack fully functional genes encoding TMPRSS6.

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

Anemia of Myelofibrosis

MF is a rare, chronic blood cancer that currently affects an estimated 25,000 patients in the United States. It is characterized by progressive fibrosis of the bone marrow brought on by the proliferation of cytokine-producing myeloid cells, which creates a state of chronic inflammation. Severe, progressive, and treatment- resistant anemia is the primary clinical manifestation of MF, and a study in over 200 patients at the Mayo Clinic showed that hepcidin is elevated by approximately 12-fold in these patients, as shown below. Elevated hepcidin levels are correlated with disease severity, anemia, and the need for red blood cell transfusions.

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

Currently, patients with MF are treated with Janus Kinase, or JAK, inhibitors approved to treat intermediate or high risk MF, including ruxolitinib and fedratinib, which reduce splenomegaly and other symptoms, but typically worsen anemia to the point that patients frequently discontinue treatment.

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

Completed Phase 1 Clinical Trial

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

DISC-0974 Phase 1 SAD Study in Healthy Volunteers: Single 56 mg SC Dose Increases Hemoglobin

DISC-0974 was well-tolerated at all dose levels with no serious or severe adverse events, no adverse events leading to study withdrawal, and no adverse event greater than Grade 1. Plasma exposure was dose-related in the 14 to 56 mg SC range and effects were observed through 28 days post-dose, indicating a sustained and potentially clinically meaningful duration of action. These findings were presented at the 2022 EHA meeting in June 2022 and the 2022 ASH annual meeting.

Phase 1b / 2 Clinical Development Program in Anemia of Inflammation

Based on these findings, we initiated two Phase 1b/2 clinical trials of DISC-0974 in patients with anemia of different inflammatory diseases: a Phase 1b/2 clinical trial of DISC-0974 in patients with anemia of MF, which was initiated in June 2022, and a separate Phase 1b/2 clinical trial of DISC-0974 in patients with non-dialysis dependent CKD and anemia, which was initiated in February 2023. We presented interim data from both of these trials in December 2023 as well as additional interim data for anemia of MF in June 2024 and non-dialysis dependent CKD and anemia in October 2024, which included safety data and changes in hepcidin, iron, and hemoglobin levels for additional patients, as well as longer follow-up. In December 2024, we presented additional analyses of the Phase 1b study in anemia of MF and initiated a Phase 2 open-label clinical trial in patients with anemia of MF.

Ongoing Phase 1b/2 Clinical Trial in Patients with Anemia of Myelofibrosis

In June 2022, we initiated an open-label, multi-center, Phase 1b/2 trial to evaluate the safety, tolerability, and efficacy of DISC-0974 in patients with anemia of MF. The study endpoints include hepcidin levels, serum iron and markers of iron mobilization and measures of anemia benefit such as hemoglobin, reductions in transfusion burden and transfusion independence (TI) rate. The study allows enrollment of patients receiving stable background therapy, including JAK inhibitors. The study is being conducted in two parts:

•
Phase 1b (Dose-Escalation): Ascending, monthly doses of DISC-0974 administered for six months to patients with anemia of MF, (Hb levels < 10 g/dL,), where a dose level is selected based on optimal increases in hemoglobin and serum iron;
•
Phase 2 (Expansion Stage): Multiple doses of DISC-0974 administered once-a-month at the dose level selected from the Phase 1b portion of the study to patients with anemia of MF who are transfusion dependent or non-transfusion dependent, generally defined according to the baseline transfusion burden in a 12-week period.

Interim data from the Phase 1b part of this trial was first presented at the ASH annual meeting in December 2023, with additional interim data presented at the EHA annual meeting in June 2024. In December 2024, we presented additional analyses of this Phase 1b study at the ASH annual meeting. Of the 35 enrolled patients, data from 32 evaluable participants in the five dose cohorts (14 mg, 28 mg, 50 mg, 75 mg and 100 mg) were presented as of an October 17, 2024 data cutoff date. Two participants withdrew early from the trial due to an inadequate response, and two participants were not considered evaluable for efficacy due to incomplete transfusion data entry as of the October 17, 2024 data cutoff. Thirteen participants were taking concomitant JAK inhibitors. Twenty-two of the evaluable participants were non-transfusion dependent receiving no transfusions (nTD), five were transfusion dependent with one to two transfusions within a 12-week period at baseline (TD Low), and five were transfusion dependent with three to 12 transfusions within a 12-week period at baseline (TD High). DISC-0974 was administered subcutaneously at 14 mg (n=1), 28 mg (n=7), 50 mg (n=12), 75 mg (n=9), or 100 mg (n=6) every four weeks for up to six treatments; patients can remain on continuation treatment after the first six doses. Results demonstrated consistent, substantial decreases in hepcidin reaching >75% from baseline and corresponding increases in serum iron across patients, which translated to increased levels of reticulocyte hemoglobin and hemoglobin. 68% of baseline nTD patients achieved a hemoglobin increase of ≥1.5 g/dL during the study period and 50% had sustained mean increases for ≥12 weeks. 100% of TD Low patients achieved a ≥50% reduction in transfusion requirement, and 80% of TD Low patients achieved transfusion independence, defined as no blood transfusions, over a 16-week period. 60% of TD High patients achieved a ≥50% reduction in transfusion requirement, and 40% of evaluable TD High patients achieved transfusion independence over a 12-week period. 54% of patients receiving concomitant JAK inhibitor therapy achieved a major hematologic response.

DISC-0974 Anemia of MF Phase 1b Clinical Trial Results: Pharmacodynamics

DISC-0974 was generally well-tolerated at all evaluated dose levels. Diarrhea was the only adverse event that was considered related to DISC-0974 and reported in two or more subjects. The majority of adverse events were not considered related to DISC-0974.

Ongoing Phase 2 Clinical Trial in Patients with Anemia of Myelofibrosis

In December 2024, we initiated the open-label Phase 2 part of our Phase 1b/2 clinical trial to evaluate the safety, tolerability and efficacy of DISC-0974 in patients with anemia of MF. The Phase 2 study design is summarized below.

*Patients carried over from Phase 1b: nTD n=8, TD (Low + High) n=4

We expect to report initial data from this Phase 2 trial in the second half of 2025 and final data in 2026.

Ongoing Phase 1b/2 Clinical Trial in Patients with Non-Dialysis Dependent Chronic Kidney Disease (NDD-CKD)

In February 2023, we initiated a Phase 1b/2 clinical trial to evaluate the safety, tolerability and efficacy of DISC-0974 in patients with CKD who are not receiving dialysis and are anemic. The study consists of two parts: a Phase 1b, randomized, placebo-controlled, single-ascending dose stage, where a dose level is selected based on optimal increases in serum iron; followed by an expansion stage where patients will receive multiple doses of DISC-0974 at the selected dose level. The study endpoints include hepcidin levels, serum iron and markers of iron mobilization and measures of anemia benefit such as hemoglobin.

Phase 1b Clinical Trial of DISC-0974 in NDD-CKD Patients with Anemia

Interim data from the Phase 1b part of this trial was first presented at the ASH annual meeting in December 2023, with additional interim data presented in October 2024. In the SAD portion of this trial, participants with Stage 2-5 non-dialysis dependent CKD were given a single dose of placebo (n=7) or DISC-0974 subcutaneously at 28 mg (n=9), 40 mg (n=6), or 60 mg (n=6). Dose escalation is ongoing in the SAD portion. This interim data set demonstrated substantial, durable, dose-dependent reduction in hepcidin from baseline compared to placebo across dose levels, with median reduction greater than 75% from baseline at highest dose level. There was meaningful and sustained increase in transferrin saturation from baseline compared to placebo across dose levels, with median increase up to three-fold from baseline at the highest dose level. In addition, there was early and sustained increase in mean reticulocyte hemoglobin from baseline across all dose groups through Day 22, with maximal mean values through Day 22 of +1.14 pg at 28 mg, +1.49 pg at 40 mg, and +1.53 pg at 60 mg, compared with +0.21 pg on placebo. Mean hemoglobin increased from baseline across dose groups over the study period, with changes greater than placebo as follows: +0.35 g/dL at 28 mg, +0.54 g/dL at 40 mg, and +0.55 g/dL at 60 mg. The mean maximal increase in hemoglobin was +0.8 g/dL at 40 mg and +0.7 g/dL at 60 mg compared with +0.2 g/dL on placebo, with a maximal observed individual increase in hemoglobin up to +0.95 g/dL at 28 mg, +1.5 g/dL at 40 mg, and +1.8 g/dL at 60 mg.

DISC-0974 Anemia of NDD-CKD Phase 1b Clinical Trial Interim Results: Hepcidin, Iron and Hemoglobin

DISC-0974 demonstrated acceptable safety and tolerability at all evaluated dose levels. The majority of adverse events were deemed not related to DISC-0974 and all adverse events assessed as treatment-related were Grade 1 or 2.

We expect to report data from the MAD portion of the trial in patients with non-dialysis dependent CKD and anemia in the second half of 2025. Subject to the results of such MAD portion of the study, we expect to initiate and report initial data from a Phase 2 clinical trial in patients with non-dialysis dependent CKD and anemia in 2026.

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

DISC-0998 Dose Response PK / PD Study (NHP)

Our Hepcidin Induction Program

We are also focused on developing product candidates designed to increase hepcidin levels and decrease serum iron levels to address a range of diseases where restricting iron would be beneficial, such as erythrocytosis of PV and diseases of iron overload, including HH, beta-thalassemia, and MDS. Our lead hepcidin induction program, DISC-3405, is a monoclonal antibody that is designed to target TMPRSS6. TMPRSS6 proteolytically degrades HJV in liver cells, as shown below. Inhibitors of TMPRSS6 are expected to increase HJV levels and thereby increase the expression of hepcidin. By inhibiting TMPRSS6, our compounds are designed to increase hepcidin production and, in turn, restrict iron availability. We selected TMPRSS6 as our target because the effects of reducing TMPRSS6 levels have been genetically confirmed in both animal knockout studies and in patients with iron-refractory iron deficiency anemia who lack fully functional genes encoding TMPRSS6.

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

Currently, chronic red blood cell transfusions are a mainstay of treatment for anemia caused by beta-thalassemia and MDS. However, the benefit is transient and transfusions are burdensome and carry the risk of further iron overload. While iron chelation therapy may be used in conjunction, it requires careful dose titration and is often associated with toxicities. Recently, luspatercept (marketed as Reblozyl), a red blood cell maturation agent, was approved by the FDA and EMA to treat certain forms of beta-thalassemia and MDS, with a response rate of 21.4% and 37.9% for a primary endpoint of transfusion independence in the respective pivotal trials. A luspatercept label expansion study in the front-line setting of transfusion-dependent MDS showed a 58.5% response rate for transfusion independence with concurrent mean Hgb increase of ≥1.5 g/dL. Based on these response rates, many patients do not respond and would benefit from an alternative treatment. Lentiglobin, marketed as Zynteglo, and exagamglogene autoemcel, marketed as Casgevy, are gene therapies that were approved by the FDA and EMA for the treatment of a subset of patients with beta-thalassemia requiring RBC transfusions, but uptake has been limited. Patients with more advanced forms of MDS may receive additional therapies such as lenalidomide, demethylating agents such as 5-azacitidine and decitabine, and chemotherapy.

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

Phase 1 Clinical Trial

We initiated a Phase 1 clinical trial of DISC-3405 in healthy adult volunteers in October 2023. Interim data was presented from the SAD portion of the Phase 1 clinical trial in June 2024. We presented data from the MAD portion of the Phase 1 healthy volunteer study of DISC-3405 in December 2024. In the SAD portion of this trial, healthy males and females ages 18 to 65 were given a single dose of placebo (n=10) or DISC-3405 at 75 mg intravenously (IV) (n=6), 37.5 mg subcutaneously (SC) (n=6), 75 mg SC (n=6), 150 mg SC (n=6), or 300 mg SC (n=6). The MAD portion of this trial included placebo (n=4), 75 mg SC (n=6), and 150 mg SC (n=6) cohorts dosed every four weeks for a total of two doses.

In this trial, DISC-3405 produced dose-related increases in serum hepcidin with corresponding reductions in serum iron across all dose levels. DISC-3405 also resulted in deep reductions in serum iron (ranging maximally from 50% to 80% from baseline) that were sustained and support a once-monthly SC dosing regimen. In addition, single and repeat dosing of DISC-3405 demonstrated meaningful reductions in hematologic parameters, including reticulocyte hemoglobin, hemoglobin, and hematocrit.

DISC-3405 Phase 1 Healthy Volunteers Study: Hepcidin, Iron and Ferritin

DISC-3405 Phase 1 Healthy Volunteers Study: Hematologic Response

DISC-3405 was generally well-tolerated at all evaluated dose levels, with no serious adverse events greater than Grade 2, or adverse events leading to study withdrawal.

Next Steps

We expect to develop DISC-3405 for the treatment of PV and other hematologic disorders, and plan to initiate a Phase 2 clinical trial of DISC-3405 in PV in the first half of 2025 and report data in 2026.

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

Some of our product candidates are biological products. Manufacturing biologics can be particularly complex, especially in large quantities. Biologic products must be made consistently and in compliance with a clearly defined manufacturing process. We require that our CDMOs produce bulk drug substances and finished drug products in accordance with current Good Manufacturing Practices, or cGMPs, and all other applicable laws and regulations. We have assembled a team of experienced employees and external consultants to provide the required technical, quality, and regulatory oversight of our CDMOs and have implemented a comprehensive plan for regular audits of our CDMOs. We maintain agreements with our manufacturers that include confidentiality and intellectual property provisions to protect our proprietary rights related to our product candidates.

We obtain supplies of our product candidates from single-source CDMOs on a purchase order basis and do not currently have any long-term supply arrangements in place. While any reduction or halt in supply of our product candidates from these CDMOs could limit our ability to develop our product candidates until we find a qualified replacement CDMO, we have procured or are in the process of procuring sufficient supply to support our ongoing Phase 2 trials for bitopertin and DISC-0974, our ongoing Phase 1b trial for DISC-0974, our planned APOLLO post-marketing confirmatory trial for bitopertin, and our planned Phase 2 trial for DISC-3405. For example, to support our ongoing Phase 2 clinical trial of bitopertin, we have requalified, including establishing a shelf-life that would enable its use in clinical trials, Roche-manufactured drug substance and formulated it as film-coated tablets. To support APOLLO, our planned post-marketing confirmatory clinical trial of bitopertin, we have established the drug substance and drug product manufacturing process at a CDMO. In addition, we believe that we can identify and establish additional CDMOs to provide API and finished drug product without significant disruption to our business or clinical development timelines. As our pipeline programs expand and we build new process efficiencies, we expect to continually evaluate this strategy with the objective of satisfying demand for registration trials and, if approved, the manufacture, sale, and distribution of commercial products.

A commercial-scale production process has been designed for bitopertin, including a four-step chemical synthesis and an optimized oral formulation. To support the commercial launch of bitopertin, if approved, we are in the process of establishing a validated drug substance and drug product manufacturing process at a CDMO.

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

We are developing bitopertin, our lead product candidate in our heme biosynthesis modulation portfolio, for the treatment of EPs. If approved, bitopertin will face competition from melanocortin-1 receptor agonists, including afamelanotide, a subcutaneously implanted therapy that is approved in the U.S. and other territories and marketed as Scenesse by Clinuvel. Dersimelagon, an oral MC1R agonist, is currently in Phase 3 development by Mitsubishi Tanabe Pharma Corporation for the treatment of EPP or XLP. Portal Therapeutics, a subsidiary of BridgeBio Pharma, Inc., is currently testing in a first-in-human Phase 1 clinical study in healthy volunteers, PORT-77, an ABCG2 inhibitor, with a development goal to reduce plasma PPIX in EPP. In addition, there are other potential treatments currently in the discovery stages of development that may become competitors in the future. These therapies include, but are not limited to, gene therapies, heme biosynthesis modulators that target GlyT1 or other enzymes in the heme biosynthesis pathway, and molecules that target porphyrin export.

Bitopertin is a selective inhibitor of GlyT1 that we are developing to treat porphyrias and hematologic diseases. GlyT1 inhibition has been pursued in the past as an approach to treat schizophrenia. We are aware that Boehringer Ingelheim conducted a Phase 3 clinical study of BI 425809 (iclepertin), a GlyT1 inhibitor, for the improvement of cognition in patients with schizophrenia that failed to meet its primary endpoint. Other companies have also had research programs designed to inhibit GlyT1 as a treatment for schizophrenia, but to our knowledge, all of these have been discontinued at various stages of development. These include PF-03463275 (Pfizer Inc.), LY2365109 (Eli Lilly and Company), ORG25935 (Organon & Co.), ALX5407 (NPS Pharmaceuticals, Inc., now Shire plc), ASP2535 (Astellas Pharma Inc.) and others. We believe bitopertin has an optimal profile for development as a potential treatment for EP. However, we recognize that other companies may choose to develop a novel GlyT1 inhibitor or repurpose an existing one; if successfully developed as a treatment for EP, such a program would be a potential competitor to bitopertin.

We are also developing DISC-0974, our lead program in our hepcidin suppression portfolio, for the treatment of anemia caused by inflammatory diseases, including MF and CKD. For the treatment of anemia of MF, there are no approved therapies, but several classes of drugs are used off-label, including ESAs, such as Procrit (Janssen Pharmaceuticals, Inc.), Epogen and Aranesp (Amgen, Inc.), and Mircera (Roche), corticosteroids, and androgenic hormones, such as danazol. There are also multiple classes of drugs in development for the treatment of anemia. For example, multiple erythroid maturation agents are in development, such as luspatercept, which is in a myelofibrosis Phase 3 trial by Bristol-Myers Squibb, and KER-050, which is in a Phase 2 trial by Keros, Inc. In addition, GlaxoSmithKline has developed Ojaara (momelotinib), a JAK2 kinase inhibitor that lowers hepcidin by inhibiting ALK2 (a kinase that is similar to but less specific than HJV), which was approved to treat myelofibrosis patients with anemia.

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

We are developing DISC-3405, an anti-TMPRSS6 monoclonal antibody designed to induce hepcidin production and restrict serum iron levels. There are several therapies in development that are also designed to increase hepcidin production or mimic hepcidin activity, such as hepcidin mimetics, TMPRSS6 inhibitors, and ferroportin inhibitors. These are in various stages of development by companies, including Regeneron, Silence Therapeutics plc, Ionis Pharmaceuticals, Inc., Rallybio, Protagonist

Therapeutics, Inc., Agios Pharmaceuticals, Inc., and CSL Vifor, among others. We may also face competition from therapies that are currently marketed or in development that affect pathways unrelated to hepcidin, including growth and differentiation factor-based therapies, cytoreductive therapies, and chemotherapeutic agents, among others.

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

Collaborations and License Agreements

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

Under the terms of the AbbVie Agreement, we made an initial license payment to AbbVie of $0.6 million. Additionally, we are required to pay certain development milestone payments for each licensed product, which milestone payments are up to $18.0 million in the aggregate, certain commercial milestone payments for each licensed product, which milestone payments are up to $45.0 million in the aggregate, and certain milestone payments based on the level of net sales of all licensed products worldwide, which milestone payments are up to $87.5 million in aggregate. In January 2025, we dosed the first patient in the Phase 2 clinical trial of DISC-0974. As a result, we made the first milestone payment of $3.0 million to AbbVie on January 31, 2025. We are also obligated to pay a royalty on net sales of licensed products at a low-single digit rate. The royalty rates are subject to up to a high first decile percentage reduction for lack of a valid claim on a country-by-country basis. See “Business-Intellectual Property-Iron Homeostasis Portfolio” for additional information concerning the intellectual property related to the AbbVie Agreement.

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

Under the Roche Agreement, we paid Roche an initial license payment of $4.5 million and we will pay Roche up to an aggregate of $50.0 million in development and regulatory milestone payments for development and approval in a first indication, up to an aggregate of $35.0 million in development and regulatory milestone payments for development and approval in a second indication. The first potential milestones consist of a $10.0 million payment upon the initiation of the first Phase 3 clinical trial with a licensed product in a first indication, and a $15.0 million payment upon regulatory approval in the United States with a licensed product in a first indication. We will also pay Roche up to an aggregate of $120.0 million based on achievement of certain thresholds for annual net sales of licensed products. We are also obligated to pay a royalty on net sales of licensed products at a tiered rate ranging from the high-single digits to the high teens. The royalty rates are subject to a reduction (i) by 25% for lack of a valid claim covering the licensed product generating such sales, and (ii) by 50% for prevalence of generic products (or 25% if there are generic products on the market but there is still a valid claim), in each case on a country-by-country basis. Additionally, royalties are apportioned where licensed compounds are commercialized in combination products.

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

Under the Mabwell Agreement, we paid an upfront payment of $10.0 million in March 2023. In addition, we are required to pay certain development and regulatory milestone payments for the licensed antibody products, for up to three indications, up to a maximum aggregate amount of $127.5 million, as well as certain commercial milestone payments for certain licensed antibody product net sales achievements, up to a maximum aggregate amount of $275.0 million. In October 2023, the first patient was dosed in the Phase 1 clinical trial in healthy volunteers of polycythemia vera for DISC-3405, resulting in a milestone payment of $5.0 million due to Mabwell. The next potential milestone payments include $10.0 million due upon the initiation of a Phase 2 clinical trial for DISC-3405 in a first indication and $5.0 million due upon the initiation of a Phase 1b clinical trial with a licensed product in a second indication. We are further obligated to pay a tiered percentage of revenue that we receive from our sublicensees (excluding revenue that is attributable to net sales on which royalty payments are due), ranging from a low third decile percentage if the sublicense is granted prior to the initiation of a Phase 1 clinical trial of the licensed antibody product, to a low first decile percentage if the sublicense is granted after regulatory approval of the licensed antibody product. No sublicense revenue is due if the sublicense is granted after the first commercial sale of the licensed antibody product.

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

Patent Portfolio

Our patent portfolio includes patents and patent applications in the United States and selected jurisdictions outside of the United States. As of February 7, 2025, our patent portfolio in total consisted of 14 issued U.S. patents and 137 issued patents in foreign jurisdictions (e.g., Australia, China, United Kingdom, Germany, Mexico, Japan, and others), four PCT applications, 147 pending non-provisional applications (U.S., EP and other jurisdictions), and four pending U.S. provisional applications, which include claims directed to compositions and methods of use.

The patent portfolio includes patents and applications with claims related to the following programs:

Heme Biosynthesis Modulation Portfolio - GlyT1 Inhibition - Bitopertin

With regard to our heme biosynthesis modulation program, we own eight pending patent families directed to GlyT1 inhibitors (e.g., bitopertin) and various methods of treatment and use claims related, but not limited to EPP, XLP, CEP, DBA, PV, and hepatic porphyrias. Patents and pending applications directed to GlyT1 inhibitors (e.g., bitopertin) and methods of making and using them are expected to expire between 2041 and 2045, without accounting for any potential terminal disclaimers, available patent term adjustments or extensions. In particular, our first and second families are directed to methods of treating EPP, XLP, and CEP with bitopertin and related compounds, and solid forms of bitopertin, and these families, upon grant, will have a twenty-year statutory expiration date of 2041 and 2042, respectively. The first family has entered the national phase in the U.S. Australia, Canada, China, Europe, Hong Kong, Japan, and Korea. One U.S patent has granted from the first patent family and is directed to methods of treating EPP or XLP with bitopertin. This patent is expected to expire in 2042, without accounting for any potential terminal disclaimers, additional patent term adjustments or available extensions. The second family has entered the national phase in the U.S., Australia, Canada, China, Europe, and Japan. Our third family is directed to methods of treating polycythemias, including PV, with bitopertin and related compounds, and this family, upon grant, will have a twenty-year statutory expiration date of 2042, without accounting for any potential terminal disclaimers, available patent term adjustments or extensions. The third patent family has entered the national phase in the U.S. Australia, Brazil, Canada, China, Europe, Israel, Japan, Korea, and Mexico. Our fourth family is directed to methods of treating anemia associated with a ribosomal disorder (e.g., DBA) with bitopertin and related compounds, and this family, upon grant, will have a twenty-year statutory expiration date of 2042, without accounting for any potential terminal disclaimers, available patent term adjustments or extensions. The fourth patent family has entered the national phase in the U.S. Australia, Brazil, Canada, China, Europe, Israel, Japan, Korea, and Mexico. Our fifth family is directed to methods of treating hepatic porphyrias with bitopertin and related compounds, and this family, upon grant, will have a twenty-year statutory expiration date of 2043, without accounting for any potential terminal disclaimers, available patent term adjustments or extensions. The fifth patent family has entered the national phase in the U.S., Australia, Brazil, Canada, China, Europe, Israel, Japan, Korea, and Mexico. Our sixth family is directed to methods of treating EPP, XLP, and CEP with additional GlyT1 inhibitors, and this family, upon grant, will have a twenty-year statutory expiration date of 2042, without accounting for any potential terminal disclaimers, available patent term adjustments or extensions. The sixth patent family has entered the national phase in the U.S. Australia, Canada, China, Europe, and Japan. Our remaining two patent families are all directed to GlyT1 inhibitors (e.g., bitopertin) and methods of treating various disorders and conditions. These two patent families, upon grant, will have a twenty-year statutory expiration date from 2044 to 2045. We have also in-licensed multiple patent families from F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. comprising seven issued U.S. patents and additional granted patents in the following jurisdictions: Algeria, Australia, Austria, Belarus, Belgium, Brazil, Bulgaria, Canada, Chile, China, Croatia, Cyprus, Czech Republic, Denmark, Estonia, European Patent Convention, Finland, France, Germany, Great Britain, Greece, Gulf Cooperation Council, Hong Kong, Hungary, Indonesia, Ireland, Israel, Italy, Japan, Latvia, Lithuania, Luxembourg, Malaysia, Malta, Mexico, Monaco, Morocco, Netherlands, New Zealand, Norway, Philippines, Poland, Portugal, Republic of Korea, Republic of Serbia, Romania, Russian Federation, Singapore, Slovak Republic, Slovenia, South Africa, Spain, Sweden, Switzerland, Taiwan, Thailand, Turkey, Ukraine, and Vietnam. Patents and pending applications directed to bitopertin, synthetic intermediates, synthetic methods, synthetic processes of making bitopertin, treatment of hematologic disorders characterized by elevated cellular hemoglobin, and crystalline forms of bitopertin are expected to expire between 2025 and 2035, without accounting for any potential terminal disclaimers, available patent term adjustments or extensions. In particular, the first family is directed to composition of matter of bitopertin and processes of preparation. This family has an issued patent in the U.S. that expires in 2025. The second family is directed to processes of preparation of bitopertin, and this family has a twenty-year statutory expiration date of 2028. This family has issued patents in the U.S. and the following jurisdictions: Australia, Austria, Belgium, Brazil, Canada, China, European Patent Convention, Finland, France, Germany, Great Britain, Hungary, Ireland, Israel, Italy, Japan, Mexico, Netherlands, Republic of Korea, Spain, Sweden, and Switzerland. The third and fourth families are directed to synthetic processes for synthetic intermediates, and these families have twenty-year statutory expiration dates of 2026 and 2027, respectively. These families each have issued patents in the U.S. and the following jurisdictions: China, European Patent Convention, France, Germany, Great Britain, Japan, and Switzerland. The fifth family is directed to methods of treating hematological disorders characterized by elevated cellular hemoglobin levels with bitopertin, and this family has a twenty-year statutory expiration date of 2035. This family has issued patents in the U.S. and the following jurisdictions: Algeria, China, Croatia, Cyprus, European Patent Convention, France, Germany, Great Britain, Greece, Hong Kong, Indonesia, Italy, Japan, Malaysia, Morocco, Philippines, Portugal, Republic of Korea, Republic of Serbia, Slovenia, South Africa, Spain, Switzerland, and Turkey. The sixth family is directed composition of matter of additional GlyT1 inhibitors, and this family has a twenty-year statutory expiration date of 2026. This family has issued patents in the U.S. and the following jurisdictions: China, European Patent Convention, France, Germany, Great Britain, Hong Kong, Japan, and Switzerland. The seventh family is directed to crystalline forms of bitopertin, and this family has a twenty-year statutory expiration date of 2027. This family has issued patents in the following jurisdictions: Australia, Austria, Belgium, Brazil, Bulgaria, Chile, Croatia, Cyprus, Czech Republic, Denmark, Estonia, European Patent Convention, Finland, France, Germany, Great Britain, Greece, Gulf Cooperation Council, Hungary, Indonesia, Ireland, Italy, Japan, Latvia, Lithuania, Luxembourg, Malaysia, Malta, Mexico, Monaco, Morocco, Netherlands, New Zealand, Norway, Philippines, Poland, Portugal, Republic of Korea, Republic of Serbia, Romania, Russian Federation, Singapore, Slovak Republic, Slovenia, South Africa, Spain, Sweden, Switzerland, Taiwan, Turkey, Ukraine, and Vietnam.

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

Iron Homeostasis Portfolio – Hepcidin Suppression – DISC-0974 and DISC-0998

With regard to our iron homeostasis portfolio, including our DISC-0974 and DISC-0998 programs, we own nine patent families, including one PCT patent application that has entered the national phase in Australia, Canada, China, Europe, Hong Kong, Israel, Japan, Korea, and United States, one PCT patent application that has entered the national phase in Europe, and United States, one PCT patent application that has entered the national phase in Australia, Canada, China, Europe, Hong Kong, Israel, Japan, Korea, and United States, one PCT patent application that has entered the national phase in Australia, Brazil, Canada, China, Europe, Hong Kong, Israel, India, Japan, Korea, Mexico, New Zealand, Singapore, and United States, one PCT patent application that has entered the national phase in Australia, Brazil, Canada, China, Europe, Japan, Korea, Mexico, and United States, one PCT patent application that has entered the national phase in Australia, Brazil, Canada, China, Europe, Japan, Korea, Mexico, and United States, one pending PCT patent application, and two pending U.S. provisional applications. These patent families contain claims directed at composition of matter, method of treatment and use claims related to our initial indications, anemia of myelofibrosis and chronic kidney disease as well as other indications, e.g., anemia of inflammatory bowel disease and other anemias of chronic disease involving iron restriction from elevated hepcidin. Patents issuing from these applications are expected to expire between, 2040 and 2045 without accounting for any potential terminal disclaimers, available patent term adjustments or extensions. Further, several of the above owned patent applications within our iron homeostasis portfolio are Joint Patents according to the AbbVie Agreement, whereby we own the patent applications and any patents granted thereon jointly with AbbVie, and we hold an exclusive license to AbbVie’s interest in the patent applications and any patents granted thereon pursuant to the AbbVie Agreement.

We also in-license a patent family from AbbVie comprised of four issued U.S. patents that are expected to expire in 2032 and 2035, and issued patents in Australia, Canada, Brazil, China, the United Kingdom, Germany, Mexico, and Japan that are each expected to expire in 2032. These in-licensed patents include composition of matter claims, as well as method of treatment and use claims related to diseases of iron metabolism, such as anemia of chronic disease, iron-refractory iron-deficiency anemia, and anemia of chronic kidney disease. This in-licensed patent family also includes seven pending non-provisional applications in the United States, Australia, Brazil, Canada, China, Europe, and Japan. Any patents that issue on these pending non-provisional applications are likewise expected to expire in 2032, without accounting for any potential terminal disclaimers, available patent term adjustments or extensions.

Iron Homeostasis Portfolio – Hepcidin Induction – MWTX-001, MWTX-002, and DISC-3405 (formerly MWTX-003)

With regard to our TMPRSS6 inhibitor program, we in-license a patent family from Mabwell comprised of nine pending non-provisional applications in Australia, Canada, Europe, India, Japan, Korea, and United States; and one pending PCT application. These in-licensed patent applications include composition of matter claims to antibodies designed to inhibit TMPRSS6, including MWTX-001, MWTX-002, and DISC-3405, as well as method of treatment and use claims related to diseases of iron metabolism (e.g., PV). Two U.S patents have been granted from the in-licensed patent family and are directed to the DISC-3405 TMPRSS antibody. These patents are expected to expire in 2041, without accounting for any potential terminal disclaimers, available patent term adjustments or extensions. We also own one pending PCT application directed to methods of treatment claims related to diseases of iron metabolism. This application, upon grant, will have a twenty-year statutory expiration date of 2044, without accounting for any potential terminal disclaimers, available patent term adjustments or extensions. We also own one provisional patent application directed to TMPRSS6 antibody formulations. This application, upon grant, will have a twenty-year statutory expiration date of 2046. Further, several of the above owned patent applications within our iron homeostasis portfolio are Joint Improvement Patents according to the Mabwell Agreement, whereby we own the patent applications and any patents granted thereon jointly with Mabwell, and we hold an exclusive license to Mabwell’s interest in the patent applications and any patents granted thereon pursuant to the Mabwell Agreement.

We also own a first patent family comprising one patent in India and seven pending non-provisional applications in U.S., Europe, Japan, Australia, Canada, and China, and a second and third patent family each comprising one non-provisional application in the U.S. These patent families are directed to compounds that inhibit TMPRSS6 and methods of using the same. Any patents that issue on the non-provisional applications in the first family are expected to expire in 2039, without accounting for any potential terminal disclaimers, available patent term adjustments or extensions. Any patents that issue from the non-provisional application in the second or third families are expected to expire in 2041 and 2044, respectively, without accounting for any potential terminal disclaimers, available patent term adjustments or extensions.

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

Rare Pediatric Disease Designation and Priority Review Vouchers

Under the FD&C Act, the FDA incentivizes the development of products that meet the definition of a “rare pediatric disease,” defined to mean a serious or life-threatening disease in which the serious or life-threatening manifestations primarily affect individuals aged from birth to 18 years and the disease affects fewer than 200,000 individuals in the United States or affects 200,000 or more in the United States and for which there is no reasonable expectation that the cost of developing and making in the United States a drug for such disease or condition will be recovered from sales in the United States of such drug. The sponsor of a product candidate for a rare pediatric disease may be eligible for a voucher that can be used to obtain a priority review for a subsequent human drug application after the date of approval of the rare pediatric disease drug product, referred to as a priority review voucher, or PRV. A sponsor may request rare pediatric disease designation from the FDA prior to the submission of its NDA or BLA. A rare pediatric disease designation does not guarantee that a sponsor will receive a PRV upon approval of its NDA or BLA. Moreover, a sponsor who chooses not to submit a rare pediatric disease designation request may nonetheless receive a PRV upon approval of its marketing application if it requests such a voucher in its original marketing application and meets all of the eligibility criteria. If a PRV is received, it may be sold or transferred an unlimited number of times. Under current statutory provisions, the FDA may award a priority review voucher for an approved rare pediatric disease product application only if the sponsor has received rare pediatric disease designation for the drug by December 20, 2024, and after September 30, 2026, the FDA may not award any rare pediatric disease priority review vouchers. Congress may vote to reauthorize this program, but its future remains uncertain.

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

Products are eligible for accelerated approval if they can be shown to have an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or an effect on a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality, which is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. Accelerated approval is generally contingent on a sponsor’s agreement to conduct, in a diligent manner, adequate and well-controlled additional post-approval confirmatory trials to verify and describe the product’s clinical benefit. Under the Food and Drug Omnibus Reform Act of 2022, or FDORA, the FDA is now permitted to require that such trials be underway prior to approval or within a specific time period after the date accelerated approval is granted. Additionally, under FDORA, the FDA has increased authority for expedited procedures to withdraw approval of a product or an indication approved under accelerated approval if, for example, the confirmatory trial fails to verify the predicted clinical benefit of the product. In addition, for products being considered for accelerated approval, the FDA generally requires, unless otherwise informed by the agency, that all advertising and promotional materials intended for dissemination or publication within 120 days of marketing approval be submitted to the agency for review during the pre-approval review period. After the 120-day period has passed, all advertising and promotional materials must be submitted at least 30 days prior to the intended time of initial dissemination or publication.

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

Healthcare Reform Measures

Payors, whether domestic or foreign, or governmental or private, are developing increasingly sophisticated methods of controlling healthcare costs and those methods are not always specifically adapted for new technologies such as gene therapy and therapies addressing rare diseases such as those we are developing. In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our products profitably. In particular, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the ACA, among other things, subjected biologic products to potential competition by lower-cost biosimilars; increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program; extended the Medicaid Drug Rebate program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations; subjected manufacturers to new annual fees and taxes for certain branded prescription drugs; created a Medicare Part D coverage gap discount program, under which manufacturers were required to agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D (later revised by the Inflation Reduction Act); and provided incentives to programs that increase the federal government’s comparative effectiveness research.

Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA. On June 17, 2021, for example, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. In addition, multiple executive orders have been issued (and we anticipate that additional executive orders will be issued under the current administration) that have sought to reduce prescription drug costs. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the current administration may reverse or otherwise change these measures, both the current administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs. It is unclear how these healthcare reform measures will impact our business.

Other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. For example, the U.S. American Rescue Plan Act of 2021 eliminated the statutory Medicaid drug rebate cap, previously set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, starting January 1, 2024. Due to the Statutory Pay-As-You-Go Act of 2010, estimated budget deficit increases resulting from the American Rescue Plan Act of 2021, and subsequent legislation, Medicare payments to providers will be further reduced starting in 2025 absent further legislation. Further, the U.S. Budget Control Act of 2011, included aggregate reductions of Medicare payments to providers of 2% per fiscal year that will remain in effect through 2031. The U.S. American Taxpayer Relief Act of 2012 further reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws and regulations may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

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

Employees and Human Capital Resources

As of December 31, 2024, we had 84 full-time employees, including 34 who hold Ph.D. or M.D. degrees, and no part-time employees. Of the full-time employees, 60 employees are engaged in research and development and 24 employees are engaged in management or selling, general and administrative activities. None of our employees are subject to a collective bargaining agreement or represented by a trade or labor union. We consider our relationship with our employees to be good.

Our human capital objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards and cash-based performance bonus awards.

Facilities

Our principal office is located at 321 Arsenal Street, Suite 101, Watertown, MA 02472, where we lease and sublease a total of approximately 16,847 square feet of office space. The lease and sublease terms will end in December 2029 and November 2026, respectively. We believe that these facilities will be adequate for our near-term needs. If required, we believe that suitable additional or substitute space will be available in the future on commercially reasonable terms to accommodate any such expansion of our operations.

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

We commenced operations in 2017 and are a clinical-stage biopharmaceutical company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. Since our inception in October 2017, we have devoted substantially all of our efforts to organizing and staffing our company, business planning, capital raising, establishing and maintaining our intellectual property portfolio, building our pipeline of product candidates, conducting drug discovery activities, undertaking preclinical studies, conducting early-stage clinical trials, preparing for the potential commercialization of bitopertin, if approved, and providing general and administrative support for these operations. We have not yet demonstrated our ability to successfully develop any product candidate, obtain regulatory approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing products.

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

Our net losses were $109.4 million and $76.4 million for the years ended December 31, 2024 and 2023, respectively. We had an accumulated deficit of $298.0 million as of December 31, 2024. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations. We expect our research and development expenses to increase significantly in connection with the commencement and continuation of clinical trials of our product candidates. In addition, if we obtain regulatory approval for our product candidates, we will incur significant sales, marketing and manufacturing expenses. We also will continue to incur additional costs associated with operating as a public company and expect to continue to incur significant and increasing operating losses over the next several years and for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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
•
timely file New Drug Applications, or NDAs, and Biologics License Applications, or BLAs, and receive regulatory approvals for our product candidates from the U.S. Food and Drug Administration, or the FDA, and comparable foreign regulatory authorities;
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

We may need to raise substantial additional funding. If we are unable to raise capital when needed or on terms acceptable to us, we may be forced to delay, reduce or eliminate some of our product development programs or commercialization efforts.

The development of pharmaceutical products is capital-intensive. We are currently advancing our hematologic disease programs through preclinical and clinical development. We expect our expenses to significantly increase in connection with our ongoing activities, particularly as we continue the research and development of, initiate and complete clinical trials of, and seek regulatory approval for, our product candidates. In addition, depending on the status of regulatory approval or, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. We may also need to raise additional funds sooner if we choose to pursue additional indications and/or geographies for our current or future product candidates or otherwise expand more rapidly than presently anticipated. Furthermore, we expect to continue to incur costs associated with operating as a public company. Accordingly, we may need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we may be forced to delay, reduce or eliminate certain of our research and development programs or future commercialization efforts.

We believe that our cash, cash equivalents and marketable securities, including the net proceeds of our January 2025 underwritten public offering, will enable us to fund operating expenses and capital expenditure requirements into 2028, without taking into account any potential net cash inflows from bitopertin or any other marketed product, if approved during such period. However, we have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than expected. Our future capital requirements will depend on and could increase significantly as a result of many factors, including:

•
the timing and progress of preclinical and clinical development activities;
•
the number and scope of preclinical and clinical programs we decide to pursue;
•
our ability to raise additional funds to the extent necessary to complete clinical development of and commercialize our product candidates;
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

Identifying potential product candidates and conducting preclinical development testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenue, if any, will be derived from sales of products that may take longer than we anticipate to become commercially available, if they become commercially available at all. Accordingly, we may need to continue to rely on additional financing to achieve our business objectives.

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

Until such time, if ever, we can generate substantial product revenue, we expect to finance our cash needs through a combination of private and public equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. Other than up to $80.0 million of additional advances that may be drawn at our option under the Hercules Loan Agreement, we do not have any committed external source of funds. The terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, your ownership interest will be diluted, and the terms of those securities may include liquidation or other preferences that may materially adversely affect your rights as a common stockholder. Additional debt financing, if available, would increase our fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, acquiring, selling or licensing intellectual property rights, and making capital expenditures, declaring dividends or other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to meet certain milestones in connection with debt financing and the failure to achieve such milestones by certain dates may force us to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us which could have a material adverse effect on our business, operating results and prospects.

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

We currently have only three product candidates in clinical development, none of which has yet progressed into a Phase 3 clinical trial. As such, we have not yet demonstrated our ability to successfully complete large-scale, pivotal clinical trials, obtain regulatory approvals, manufacture a commercial scale product or arrange for a third party to do so on our behalf or conduct sales and marketing activities necessary for successful commercialization. The majority of our programs are still in preclinical and early to mid-stage clinical development. Our clinical programs may not advance to the next stage of clinical development, and our preclinical programs may never advance to clinical development or through clinical development, as applicable. We may not initiate any clinical trial of our product candidates until we have submitted an IND to the FDA or comparable submissions with equivalent regulatory authorities and received regulatory clearance. We may not be able to submit INDs or other regulatory filings for bitopertin or any of our other product candidates on the timelines we expect, if at all. For example, we may experience manufacturing delays or other delays with IND-enabling studies. Moreover, we cannot be sure that submission of regulatory filings with the FDA or other regulatory authorities will result in such regulatory authorities allowing clinical trials to begin on a timely basis or at all, or that, once begun, such trials will be completed on schedule, if at all, or that issues will not arise that require us to revise, postpone, suspend or terminate our clinical trials. For example, we filed an IND in April 2022 with the FDA to initiate the AURORA Phase 2 trial of bitopertin in EPP patients, but the FDA initially placed the initiation of this trial on clinical hold; we received clearance to initiate the study in July 2022 after the study design was finalized with the FDA, and we initiated the study in October 2022. Commencing any of our clinical trials is subject to finalizing the trial design based on discussions with the FDA and other regulatory authorities. Any guidance we receive from the FDA or other regulatory authorities is subject to change. These regulatory authorities could change their position, including on the acceptability of our trial designs or the clinical endpoints selected, which may require us to complete additional clinical trials or result in the composition of stricter approval conditions than currently expected. For a further example, we relied on the data package generated by F. Hoffmann-La Roche Ltd. and Hoffmann-La Roche Inc., or collectively, Roche, to support our IND submission for bitopertin to initiate our AURORA Phase 2 clinical trial in patients with EPP, as well as our submission of an application with the Australian Therapeutic Goods Administration, or TGA, for our BEACON Phase 2 clinical trial in patients with EPP or XLP, and it is possible that the FDA or TGA, as applicable, may require us to conduct additional preclinical studies to support a future marketing application of bitopertin. Successful completion of our clinical trials is a prerequisite to submitting an NDA or a BLA to the FDA, a Marketing Authorisation Application, or MAA, to the European Medicines Agency, or EMA, or other marketing applications to regulatory authorities in other jurisdictions, for each product candidate and, consequently, the regulatory approval of each product candidate.

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

The discovery and development of therapeutics for patients with hematologic diseases is an emerging field, and the scientific discoveries that form the basis for our efforts to discover and develop product candidates are relatively new. The scientific evidence to support the feasibility of developing product candidates based on these discoveries is both preliminary and limited. Although we believe, based on our preclinical work and clinical results to date, that our programs have the potential to provide disease-modifying therapies, future clinical results may not confirm this hypothesis or may only confirm it for certain alterations or certain indications.

The patient populations for our product candidates are limited to those with specific hematologic diseases. We cannot be certain that the patient populations for each specific disease will be large enough to allow us to successfully obtain approval for and commercialize our product candidates and achieve profitability.

Clinical product development involves a lengthy and expensive process, with an uncertain outcome.

Our preclinical studies and future and ongoing clinical trials may not be successful. Currently, the majority of our programs are in preclinical and early to mid-stage clinical development. It is impossible to know when or if any of our product candidates will prove effective and safe in humans or will receive regulatory approval. Before obtaining regulatory approval from regulatory authorities for the sale of any product candidate, we must complete preclinical studies and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates or the safety, purity and potency of our biological product candidates in humans. There is no guarantee that our product candidates will advance in accordance with the timelines we anticipate, if at all. Clinical testing is expensive, difficult to design and implement, can take many years to complete and outcomes are uncertain. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical development testing and early clinical trials may not be predictive of the success of later clinical trials, and interim, top-line, initial or preliminary results of a clinical trial do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain regulatory approval of their product candidates. Our preclinical studies and future and ongoing clinical trials may not be successful.

Additionally, some of the clinical trials we conduct, such as our completed BEACON Phase 2 clinical trial of bitopertin and our ongoing Phase 2 clinical trial of DISC-0974, may be open-label in study design and may be conducted at a limited number of clinical sites on a limited number of patients. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. Most typically, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. The results from an open-label clinical trial may not be predictive of future clinical trial results when studied in a controlled environment with a placebo or active control.

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

From time to time, we may publicly disclose interim, top-line, initial or preliminary data from our clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data. For example, we announced initial data from our Phase 1b/2 DISC-0974 trial in patients with anemia of MF in December 2023, June 2024, and December 2024, and from our Phase 1b DISC-0974 trial in patients with anemia and NDD-CKD in December 2023 and October 2024. We also announced initial data from the SAD portion of the Phase 1 clinical trial of DISC-3405 in healthy volunteers in June 2024. We also may make assumptions, estimations, calculations and conclusions as part of our analyses of data, and may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the interim, top-line, initial or preliminary results that we report may differ from future results of the same trials, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Interim, top-line, initial and preliminary data from clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Interim, top-line, initial and preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the interim, top-line, initial or preliminary data we previously published. As a result, interim, top-line, initial and preliminary data should be viewed with caution until the final data are available. Adverse differences between interim, top-line, initial or preliminary data and final data could significantly harm our business prospects and may cause the price of our common stock to fluctuate or decline.

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

Any results from early preclinical studies and clinical trials of bitopertin, DISC-0974, DISC-0998, DISC-3405 or our other product candidates or programs may not necessarily be predictive of the results from later preclinical studies and clinical trials. For example, we have announced positive initial data from a Phase 1b/2 clinical trial of DISC-0974 in patients with non-dialysis dependent CKD and anemia. However, there can be no assurance that DISC-0974 will achieve the desired effects in this indication. Additionally, we announced positive results from a Phase 1 clinical trial of DISC-3405 in healthy adult volunteers in December 2024, which may not be indicative or predictive of future clinical trial results. Similarly, even if we are able to complete our planned preclinical studies and clinical trials of our product candidates according to our current development timeline, the results from such preclinical studies and clinical trials of our product candidates may not be replicated in subsequent preclinical studies or clinical trial results.

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

Before obtaining regulatory approvals for the commercial sale of any products, we must demonstrate through lengthy, complex and expensive preclinical studies and clinical trials that our product candidates regulated as drugs are safe and effective and our product candidates regulated as biologics are safe, pure and potent for use in each target indication. Clinical testing is expensive and can take many years to complete, and outcomes are inherently uncertain. Failure can occur at any time during the clinical trial process. Because the majority of our programs and product candidates are in an early stage of development, there is a high risk of failure, and we may never succeed in developing marketable products. There is typically an extremely high rate of attrition from the failure of product candidates proceeding through clinical trials. Product candidates in later stages of clinical trials also may fail to show the desired safety and efficacy profile despite having progressed through preclinical studies and initial clinical trials. For example, Roche had previously developed bitopertin as a potential therapy for certain symptoms of schizophrenia and obsessive-compulsive disorder, but discontinued the program for lack of efficacy in those indications after completing over 30 clinical trials in over 4,000 individuals. If the results of our ongoing or future preclinical studies and clinical trials are inconclusive with respect to the safety and efficacy of our programs and product candidates, if we do not meet the clinical endpoints with statistical and clinically meaningful significance, or if there are safety concerns associated with our product candidates, we may be prevented from, or delayed in, obtaining regulatory approval for such product candidates. In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the clinical trial protocols and the rate of dropout among clinical trial participants. Results of our trials could reveal a high and unacceptable severity and prevalence of side effects. In such an event, our trials could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims.

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

We have conducted and are currently conducting clinical trials for bitopertin in Australia and may in the future conduct additional clinical trials of our product candidates outside the United States, and the FDA and comparable foreign regulatory authorities may not accept data from such trials.

We conducted BEACON, our Phase 2 open-label, parallel-dose clinical trial of bitopertin in EPP and XLP patients, at sites in Australia. All participants in BEACON are eligible to participate in HELIOS, an open-label, long-term extension study of bitopertin in EPP and XLP patients, that we are also conducting in Australia. We are also planning to conduct APOLLO, a randomized, double-blind, placebo-controlled clinical trial of bitopertin in EPP and XLP patients, in Canada, Europe and Australia, as well as the United States. We may in the future choose to conduct additional clinical trials of our product candidates outside the United States, including in Europe, Australia, or other foreign jurisdictions. The acceptance of trial data from clinical trials conducted outside the United States by the FDA may be subject to certain conditions. In cases where data from clinical trials conducted outside the United States are intended to serve as the sole basis for regulatory approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the United States population and United States medical practices, (ii) the trials were performed by clinical investigators of recognized competence and (iii) the data may be considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory bodies have similar approval requirements. In addition, such foreign trials will be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority, will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our product candidates not receiving regulatory approval or clearance for commercialization in the applicable jurisdiction.

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

If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals for any of our product candidates, we will not be able to commercialize, or will be delayed in commercializing, such product candidates, and our ability to generate revenue will be materially impaired.

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

The development and commercialization of new products in the biopharmaceutical and related industries is highly competitive. We compete in the segments of the pharmaceutical, biotechnology, and other related markets that develop therapies in the field of hematologic diseases. There are other companies focusing on developing therapies in the field of hematologic diseases. We also compete more broadly across the market for cost-effective and reimbursable treatments. Some of these competitive products and therapies are based on scientific approaches that are the same as or similar to our approach, and others are based on entirely different approaches. These companies include divisions of large pharmaceutical companies and biotechnology companies of various sizes. We face competition with respect to our current product candidates, and will face competition with respect to any product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization. See “Business - Competition” for examples of the competition that our product candidates face.

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

Risks Related to Our Reliance on Third Parties

We rely on third parties to conduct our clinical trials for our product candidates, as well as potential investigator-sponsored clinical trials of our product candidates. If these third parties do not successfully carry out their contractual duties, comply with regulatory requirements, or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.

We do not have the ability to independently conduct clinical trials. We have relied on and expect to continue to rely on medical institutions, clinical investigators, contract laboratories and other third parties, such as CROs, to conduct or otherwise support our clinical trials for our product candidates, including our planned APOLLO clinical trial of bitopertin in EPP and XLP, as well as any other product candidates that we develop. We may also rely on academic and private non-academic institutions to conduct and sponsor clinical trials relating to our product candidates, such as the ongoing clinical trial of bitopertin in DBA, which is being conducted by NIH under a collaborative research and development agreement. We will not control the design or conduct of any investigator-sponsored trials, and it is possible that the FDA or non-U.S. regulatory authorities will not view these investigator-sponsored trials as providing adequate support for future clinical trials, whether controlled by us or third parties, for any one or more reasons, including elements of the design or execution of the trials or safety concerns or other trial results.

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

Although we designed our ongoing Phase 1b/2 clinical trials of DISC-0974 and our ongoing Phase 2 clinical trial of bitopertin, are designing our planned APOLLO clinical trial of bitopertin and our planned Phase 2 clinical trial of DISC-3405, and intend to design other future clinical trials for our product candidates, these trials are or will be conducted by CROs and we expect CROs will conduct all of our future clinical trials. As a result, many important aspects of our development programs, including their conduct and timing, are outside of our direct control. Our reliance on third parties to conduct future clinical trials also results in less direct control over the management of data developed through clinical trials than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may:

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

We do not currently own or operate, nor do we have any plans to establish in the future, any manufacturing facilities. Although we believe we have obtained sufficient material to produce bitopertin tablets to complete our ongoing Phase 2 clinical trial, and DISC-0974 vials to complete our ongoing Phase 1b/2 clinical trials, we cannot be sure we have correctly estimated our drug product and API requirements or that such drug product or API will not expire before we want to use it. We rely, and expect to continue to rely, on third parties such as contract development and manufacturing organizations, or CDMOs, for the manufacture of our product candidates for preclinical development and clinical testing. We also expect to rely on third parties for the commercial manufacture of our products if any of our product candidates receive regulatory approval. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

The facilities used by our CDMOs to manufacture our product candidates must be inspected by the FDA pursuant to pre-approval inspections that will be conducted after we submit our marketing applications to the FDA. We do not control the manufacturing process of, and will be completely dependent on, our CDMOs for compliance with cGMPs in connection with the manufacture of our product candidates. If our CDMOs cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, they will not be able to pass regulatory inspections and/or maintain regulatory compliance. In addition, we have no control over the ability of our CDMOs to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority finds deficiencies with or does not approve these facilities for the manufacture of our product candidates or if it finds deficiencies or withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved.

If any CDMO with whom we contract fails to perform its obligations, we may be forced to enter into an agreement with a different CDMO, which we may not be able to do on reasonable terms, if at all. In such a scenario, our clinical trials supply could be delayed significantly as we establish alternative supply sources. In some cases, the technical skills required to manufacture our product candidates may be unique or proprietary to the original CDMO and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all. In addition, if we are required to change CDMOs for any reason, we will be required to verify that the new CDMO maintains facilities and procedures that comply with quality standards and with all applicable regulations. We will also need to verify, such as through a manufacturing comparability study, that any new manufacturing process will produce our product candidate according to the specifications previously submitted to the FDA or another regulatory authority. The delays associated with the verification of a new CDMO could negatively affect our ability to develop product candidates or commercialize our products in a timely manner or within budget. In addition, changes in manufacturers often involve changes in manufacturing procedures and processes, which could require that we conduct bridging studies between our prior clinical supply used in our clinical trials and that of any new manufacturer. We may be unsuccessful in demonstrating the comparability of clinical supplies which could require the conduct of additional clinical trials.

Further, our failure, or the failure of our CDMOs, to comply with applicable regulations could result in sanctions, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, if approved, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our business and supplies of our product candidates.

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

Any performance failure on the part of our existing or future manufacturers could delay clinical development or regulatory approval. If our current CDMOs cannot perform as agreed, we may be required to replace such CDMOs. In addition, there has been increased governmental focus in the U.S. on contracting with Chinese companies for the development or manufacturing of pharmaceutical products. For example, there have been Congressional legislative proposals, such as the bill titled the BIOSECURE Act that was previously considered (and not enacted) in Congress, which would have, among other things, prohibited U.S. federal funding in connection with biotechnology equipment or services produced or provided by certain named Chinese “biotechnology companies of concern” (which includes WuXi AppTech (Hong Kong) Limited and its affiliates, or WuXi) and loans and grants to, and federal contracts with any entity that uses biotechnology equipment or services from one of these entities. The legislation would also have given the federal government the authority to name additional “biotechnology companies of concern” that are engaged in research activities with the Chinese government and that pose a risk of U.S. national security. We currently rely on certain foreign or foreign-owned third-party vendors, including WuXi and its affiliates, to manufacture certain materials used in clinical trials of our product candidates or to provide services in connection with certain clinical trials or certain discovery activities. Our engagement with these foreign and foreign-owned vendors may be subject to new U.S. legislation similar to the proposed BIOSECURE Act, investigations, sanctions, trade restrictions and other foreign regulatory requirements, which could cause us to need to identify alternate service providers, increase the cost or reduce the supply of materials available to us, delay the procurement or supply of these materials, delay or impact clinical trials, or have an adverse effect on our ability to secure significant commitments from governments to purchase our potential therapies, any of which could adversely affect our financial condition and business prospects. We continue to assess the legislation as it develops to determine the effect, if any, on our contractual relationships.

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

The active pharmaceutical ingredients, or API, used in certain of our product candidates are supplied to us from single-source suppliers. Our ability to successfully develop our product candidates, and to ultimately supply our commercial products in quantities sufficient to meet the market demand, depends in part on our ability to obtain the API for these products in accordance with regulatory requirements and in sufficient quantities for clinical testing and commercialization. We do not currently have arrangements in place for a redundant or second-source supply of any such API in the event any of our current suppliers of such API cease their operations for any reason. We are also unable to predict how changing global economic conditions or potential global health concerns or crises will affect our third-party suppliers and manufacturers. Regional issues may in some cases accentuate these risks. For example, the pharmaceutical industry generally, and in some instances we or other third parties on which we rely, depend on China-based suppliers or service providers for certain raw materials, products and services, or other activities. Our ability or the ability of our collaborators or such other third parties to continue to engage these China-based suppliers or service providers for certain preclinical research programs and clinical development programs could be restricted due to geopolitical developments between the United States and China, including as a result of the escalation of tariffs or other trade restrictions or if the previously proposed federal legislation known as the BIOSECURE Act or a similar law were to be enacted. Any negative impact of such matters on our third-party suppliers and manufacturers may also have an adverse impact on our results of operations or financial condition.

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

We are party to license agreements with Roche, AbbVie and Mabwell and we may from time to time in the future be party to other license and collaboration agreements with third parties to advance our research or allow commercialization of current or future product candidates. Such agreements may impose numerous obligations, such as development, diligence, payment, commercialization, funding, milestone, royalty, sublicensing, insurance, patent prosecution, enforcement and other obligations on us and may require us to meet development timelines, or to exercise commercially reasonable efforts to develop and commercialize licensed products, in order to maintain the licenses. See “Business - Collaborations and License Agreement” for more information regarding our license agreements with Roche, AbbVie and Mabwell. In spite of our best efforts, our licensors might conclude that we have materially breached our license agreements and might therefore terminate the license agreements, thereby removing or limiting our ability to develop and commercialize products and technologies covered by these license agreements.

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

We have received rare pediatric disease designation for bitopertin. However, a marketing application for bitopertin, if approved, may not meet the eligibility criteria for a rare pediatric disease priority review voucher.

In May 2024, we received rare pediatric disease designation for bitopertin in patients with EPP and XLP. The FDA defines “rare pediatric disease” as a (i) serious or life-threatening disease in which the serious or life-threatening manifestations primarily affect ages from birth to 18 years, including age groups often called neonates, infants, children and adolescents; and (ii) a rare disease or condition within the meaning of the Orphan Drug Act. Designation of a product candidate as a product for a rare pediatric disease does not guarantee that a marketing application for such product candidate will meet the eligibility criteria for a rare pediatric disease priority review voucher at the time the application is approved. The FDA may determine that a marketing application for bitopertin, if approved, does not meet the eligibility criteria for a priority review voucher.

Under the current statutory sunset provisions, the FDA may only award a priority review voucher for an approved rare pediatric disease product application if the sponsor has rare pediatric disease designation for the drug or biologic that is the subject of such application, and that designation was granted by December 20, 2024. After September 30, 2026, the FDA may not award any rare pediatric disease priority review vouchers. As such, if we do not obtain approval of a marketing application for bitopertin in patients with EPP and XLP on or before September 30, 2026, we may not receive a priority review voucher. However, it is possible that the FDA's authority to grant rare pediatric disease designation or award rare pediatric disease priority review vouchers will be further extended by Congress.

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

We may seek approval from the FDA for bitopertin or any of our other current or future product candidates under the Accelerated Approval Program. If we are not able to use such program, we may be required to conduct additional clinical trials beyond those that are contemplated, which would increase the expense of obtaining, and delay the receipt of, necessary marketing approvals, if we receive them at all. In addition, even if the Accelerated Approval Program is available to us, it may not lead to expedited approval of our product candidates, or approval at all.

We may seek accelerated approval of bitopertin or any of our other current or future product candidates. A product may be eligible for accelerated approval if it treats a serious or life-threatening condition and generally provides a meaningful advantage over available therapies. In addition, it must demonstrate an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, or IMM, that is reasonably likely to predict an effect on IMM or other clinical benefit. It is possible that at the time of submission of a marketing application, the FDA may determine that our product candidate is not eligible for accelerated approval or that accelerated approval is not warranted. Moreover, FDA may revise how it implements accelerated approval, which could negatively affect the development of our current or future product candidates.

As a condition of approval, the FDA generally requires that a sponsor of a drug or biologic receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. These confirmatory trials must be completed with due diligence. Under FDORA, the FDA is permitted to require, that a post-approval confirmatory trial or trials be underway prior to approval or within a specified time period after the date accelerated approval is granted. FDORA also requires sponsors to send updates to the FDA every 180 days on the status of such trials, including progress toward enrollment targets, and the FDA must promptly post this information publicly. FDORA also gives the FDA increased authority to withdraw approval of a drug or biologic granted accelerated approval on an expedited basis if the sponsor fails to conduct confirmatory studies in a timely manner, send the necessary updates to the FDA, or if such post-approval trials fail to verify the product’s predicted clinical benefit. Under FDORA, the FDA is empowered to take action, such as issuing fines, against companies that fail to conduct with due diligence any post-approval confirmatory trial or submit timely reports to the agency on their progress. In addition, the FDA currently requires, unless the sponsor is otherwise informed by the agency, submission of launch promotional materials during the pre-approval period, which could adversely impact the timing of the commercial launch of the product.

If we are not able to obtain accelerated approval for a product candidate, we may be required to conduct additional clinical trials beyond those that are contemplated, which would increase the expense of obtaining, and delay the receipt of, full FDA approval, if received at all.

In November 2024, we announced that, based on discussions with the FDA, reduction in protoporphyrin IX, or PPIX, may be sufficient to serve as a surrogate endpoint supportive of submitting an NDA for bitopertin in EPP and XLP under the FDA’s Accelerated Approval Program based on our existing data. In January 2025, we announced that we had aligned with the FDA on the design of our planned APOLLO post-marketing confirmatory trial and that we plan to initiate the trial in mid-2025 and submit an NDA for accelerated approval of bitopertin in EPP and XLP in the second half of 2025. However, the FDA could change its position regarding the sufficiency of PPIX as a surrogate endpoint or the design of our APOLLO clinical trial. Further, even if the FDA continues to agree that reduction of PPIX may be sufficient to serve as a surrogate endpoint supportive of submitting an NDA for accelerated approval of bitopertin in EPP and XLP and remains aligned with the design of APOLLO as a post-marketing confirmatory trial, the FDA may not accept for filing any NDA we submit for accelerated approval for bitopertin, may not grant this approval on a timely basis, or may not grant approval at all. Receiving accelerated approval does not provide assurance of ultimate full FDA approval. Even if the Accelerated Approval Program does result in a faster approval process, there is no guarantee that we will be able to begin commercialization of our product at the time of such approval, that the APOLLO trial will confirm and verify clinical benefit, or that we will be otherwise able to maintain such approval.

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

Inadequate funding for the NIH, CMS, FDA, the SEC and other government agencies, including from government shut downs, or other disruptions to these agencies’ operations, including significant leadership, personnel, or policy changes, could prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

Currently, federal agencies in the U.S. are operating under a continuing resolution that is set to expire on March 14, 2025. Without appropriation of additional funding to federal agencies, our business operations related to our product development activities for the U.S. market could be impacted. The ability of the FDA to review and approve new products, NIH’s ability to conduct and partner with industry on important research, and CMS’s ability to operate efficiently can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. Disruptions at these agencies, including, for example, as a result of the freeze on federal funding announced in January 2025 and other restrictions, such as personnel reductions at agencies such as the FDA, may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies or may slow or stall planned or ongoing research, which would adversely affect our business.

For example, over the last several years the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown or a widespread freeze on federal funding occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, NIH to conduct research or provide grants, or other agencies to slow their work, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

Healthcare reform measures may have a material adverse effect on our business and results of operations.

The U.S. and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the U.S. and global healthcare systems that could prevent or delay regulatory approval of our current or future product candidates or any future product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell a product for which we obtain regulatory approval. Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements, (ii) additions or modifications to product labeling, (iii) the recall or discontinuation of our products or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business. In the U.S., there have been and continue to be, on-going legislative initiatives to contain healthcare costs. For example, the Patient Protection and Affordable Care Act, or the ACA, as amended by the Health Care and Education Reconciliation Act of 2010, substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacted the U.S. pharmaceutical industry. The ACA, among other things, subjects biological products to potential competition by lower-cost biosimilars, increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program, and extends the rebate program to individuals enrolled in Medicaid managed care organizations, establishes annual fees and taxes on manufacturers of certain branded prescription drugs, creates a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D, and provided incentives to programs that increase the federal government’s comparative effectiveness research. Since then, the ACA risk adjustment program payment parameters have been updated annually.

Since the ACA’s enactment, there have been numerous judicial, administrative, executive and legislative challenges to certain aspects of the ACA and we expect that there will be additional challenges and amendments to the ACA in the future. On June 17, 2021, for example, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. In addition, multiple executive orders have been issued that seek to reduce prescription drug costs. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the current administration may reverse or otherwise change these measures, both the current administration and Congress have indicated that they will continue to seek new measures to control drug costs. It is unclear how healthcare reform measures or other efforts, if any, to challenge repeal or replace the ACA, will impact our business.

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

The Inflation Reduction Act of 2022, or the IRA, includes several provisions that may impact our business, depending on how various aspects of the IRA are implemented. Provisions that may impact our business include a $2,000 out-of-pocket cap for Medicare Part D beneficiaries, the imposition of new manufacturer financial liability on most drugs in Medicare Part D, permitting the U.S. government to negotiate Medicare Part B and Part D pricing for certain high-cost drugs and biologics without generic or biosimilar competition, requiring companies to pay rebates to Medicare for drug prices that increase faster than inflation, and delay until January 1, 2032 the implementation of the HHS rebate rule that would have limited the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one orphan designation and for which the only approved indication is for that disease or condition. If a product receives multiple orphan designations or has multiple approved indications, it may not qualify for the orphan drug exemption. The implementation of the IRA is currently subject to ongoing litigation challenging the constitutionality of the IRA’s Medicare drug price negotiation program. CMS has announced the results of the first round of negotiated prices between CMS and participating drug manufacturers for the ten selected drugs under the IRA’s Medicare drug price negotiation program. These prices go into effect in 2026. CMS has also announced the next 15 drugs selected for the IRA’s Medicare drug price negotiation program. It is unclear whether ongoing litigation will be successful in challenging the constitutionality of the IRA’s Medicare drug price negotiation program and, if so, may provide a mechanism to block the implementation of the program. The effects of the IRA on our business and the healthcare industry in general is not yet known.

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

Compliance with U.S. and global privacy and security requirements could result in additional costs and liabilities to us or inhibit our ability to collect and process data globally, and the failure to comply with such requirements could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm, administrative burdens and diminished profits and future earnings.

The regulatory framework for the collection, use, safeguarding, sharing, transfer and other processing of information worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. We possess and process sensitive information, including patient health information. In the U.S., there are numerous federal and state privacy and data security laws and regulations governing the collection, use, disclosure and protection of personal information, including health information privacy laws, security breach notification laws and consumer protection laws. These federal and state laws, in many cases, are not preempted by HIPAA and may be subject to varying interpretations by the courts and government agencies. These varying interpretations can create complex compliance issues for us and our partners and potentially expose us to additional expense, adverse publicity and liability, any of which could adversely affect our business. There is ongoing concern from privacy advocates, regulators and others regarding data privacy and security issues, and the number of jurisdictions with data privacy and security laws has been increasing. Also, there are ongoing public policy discussions regarding whether the standards for de-identification, anonymization or pseudonymization of health information are sufficient, and the risk of re-identification sufficiently small, to adequately protect patient privacy. We expect that there will continue to be new proposed and amended laws, regulations and industry standards concerning privacy, data protection and information security in the United States. For example, California enacted the California Consumer Privacy Act, or CCPA, a comprehensive privacy law that broadly defines personal information, gives California residents expanded rights to access and delete their personal information, and places stringent privacy and security obligations on businesses covered by the law, including obligations to provide detailed disclosures to California consumers about their data collection, use and sharing practices, and to provide such consumers with ways to opt out of certain sales or transfers of personal information. It also provides for civil penalties for violations, and allows for a private right of action for data breaches that is expected to increase data breach litigation. In addition, the CCPA was amended by the California Privacy Rights Act, or CPRA, which as of January 1, 2023, significantly modified the CCPA by expanding consumer rights with respect to certain sensitive information, and creating a new state agency that is vested with authority to implement and enforce the CCPA.

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

The collection, use, storage, disclosure, transfer or other processing of personal data regarding individuals in the EEA and UK, including personal health data, is subject to the EU General Data Protection Regulation 2016/679, or EU GDPR, with respect to individuals in the EEA and the UK General Data Protection Regulation (following the incorporation of the EU GDPR into UK law), or UK GDPR, with respect to individuals in the UK, and together with the EU GDPR, GDPR. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to having a legal basis or condition for processing personal data, stricter requirements relating to processing sensitive data (such as health data), where required by GDPR obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, requiring data protection impact assessments for high risk processing and taking certain measures when engaging third-party processors. The GDPR permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million (£17.5 million for the UK) or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. The GDPR increased our responsibility and liability in relation to personal data that we process where such processing is subject to the GDPR, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, including as implemented by individual countries. Compliance with the GDPR is a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities.

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

Although the UK is regarded as a third country under the EU GDPR, the European Commission has issued an “Adequacy Decision” recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data subject to the EU GDPR to the UK remain unrestricted. The UK government has confirmed that personal data transfers from the

UK to the EEA remain free flowing. The UK Government introduced the Data Protection and Digital Information Bill, which failed in the UK legislative process. A new Data (Use and Access) Bill, or the UK Bill, has been introduced into parliament. If passed, the final version of the UK Bill may have the effect of further altering the similarities between the UK and EU data protection regime and threaten the UK Adequacy Decision from the EU Commission. This may lead to additional compliance costs and could increase our overall risk.

In the EEA, the NIS 2 Directive, or NIS 2, is replacing the cybersecurity legal framework under the current NIS framework, aiming to ensure a high level of cybersecurity in the region. NIS 2 expands on the scope of the current NIS framework, extending to additional sectors and expanding the list of in-scope healthcare organisations providing services in the EEA, including to certain providers engaged in research and development of medicinal products. To the extent applicable, the new regime imposes direct obligations on management regarding compliance with NIS 2, requiring covered organisations to put in place certain cyber risk management measures, and strengthens incident reporting requirements and provides supervisory authorities with greater oversight. The majority of these obligations will not come into force until national legislation implementing NIS 2 becomes effective in the relevant EU Member State. EU Member States had until October 17, 2024 to transpose NIS 2 into national legislation, although many countries have still not completed this process. As such, the cybersecurity regulatory landscape in the EU is currently fragmented and uncertain. To the extent we become subject to NIS 2, we may need to increase investment in our cybersecurity compliance programs. Under NIS 2, companies may be subject to administrative fines of up to the higher amount of €10 million or 2% of worldwide annual revenue.

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

We may be unable to adequately protect our information systems and infrastructure from cyberattacks or security compromises, cybersecurity incidents or data breaches, which could result in the disclosure of confidential or proprietary information, including personal data, damage our reputation, and subject us to significant financial and legal exposure.

We rely on information technology systems and infrastructure that we or our third-party providers operate to process, transmit and store electronic information in our day-to-day operations. In connection with our product discovery efforts, we may collect and use a variety of personal data and other confidential and/or proprietary data, such as names, mailing addresses, email addresses, phone numbers and clinical trial information. A successful cyberattack could result in the theft, destruction or misuse of intellectual property, data, or other misappropriation of assets, or otherwise compromise our confidential or proprietary information and disrupt our operations. Cyberattacks generally are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Cyberattacks could include wrongful conduct by hostile foreign governments, insiders such as employees, contractors or other third-parties and industrial espionage, wire fraud and other forms of cyber fraud, the deployment of harmful malware, ransomware, denial-of-service, social engineering fraud (including phishing attacks) or other means to threaten or compromise the security, confidentiality, integrity and availability of systems and information. A successful cyberattack could cause serious negative consequences for us, including, without limitation, the disruption of operations, the misappropriation of protected information or confidential business information, including personal data, financial information, trade secrets, financial loss and the disclosure of corporate strategic plans.

Like other companies in our industry, we, and our third party vendors, have experienced, and will continue to experience, cybersecurity threats and incidents relating to our information technology systems and infrastructure. Although we devote resources designed to protect our information systems and infrastructure, we realize that cyberattacks are a threat, and there can be no assurance that our efforts will prevent or adequately address information security compromises, incidents or breaches that would result in business, legal, financial or reputational harm to it, or would have a material adverse effect on our results of operations and financial condition. Any failure to prevent or mitigate cybersecurity incidents, data breaches, compromises or other improper access to, use of, or disclosure of protected information, including our clinical data or patients’ personal data could require us to notify impacted stakeholders (including affected individuals, regulators and investors) and result in significant liability through litigation and regulatory investigations and enforcement actions, including under state (e.g., state breach notification and consumer protection laws), federal (e.g., HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 ("HITECH")), and international law (e.g., the GDPR), and may cause a material adverse impact to our reputation, affect our ability to conduct new studies and potentially disrupt our business.

We rely on our third-party providers to implement effective security measures and identify and correct for any such failures, deficiencies, vulnerabilities, compromises, cybersecurity incidents or data breaches. We also rely on our employees and consultants to safeguard their security credentials and follow our policies and procedures regarding use and access of computers and other devices that may contain protected information and our sensitive information. If we or our third-party providers fail to maintain or protect our information technology systems, infrastructure and data integrity effectively or fail to anticipate, plan for or manage significant disruptions to our information technology systems and infrastructure, we or our third-party providers could have difficulty preventing, detecting and controlling such cyber-attacks, and any such attacks could result in the losses described above as well as disputes with physicians, patients and our partners, regulatory sanctions or penalties, increases in operating expenses, expenses or lost revenue or other adverse consequences, any of which could have a material adverse effect on our business, results of operations, financial condition, prospects and cash flows. Any failure by such third parties to prevent or adequately mitigate cybersecurity incidents, data breaches, compromises or other improper access to or disclosure of such information could have similarly adverse consequences for us. If we are unable to prevent or adequately mitigate the impact of such cybersecurity incidents, compromises or data breaches, we could be exposed to litigation and governmental investigations, inquiries, orders, penalties or fines, which could lead to a potential disruption to our business and financial penalties or losses. By way of example, the CCPA, which was modified by the CPRA, creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal data. The CCPA provides for civil penalties of up to $7,500 per violation, as well as a private right of action for data breaches that has, and is expected to continue to, increase the volume of data breach related litigation filed in California. Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our privacy and data security obligations. Further, although we maintain cyber liability insurance, this insurance may not provide adequate coverage against potential liabilities related to any experienced cybersecurity incident or data breach.

We expect to expand our development and regulatory capabilities and potentially implement sales, marketing and distribution capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

As of December 31, 2024, we had 84 full-time employees and no part-time employees. We expect to experience significant growth in the number of our employees and the scope of our operations, particularly as we mature as a public company and in the areas of product development, regulatory affairs and, in anticipation of the potential regulatory approval of bitopertin, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

As of December 31, 2024, we had federal and state net operating loss carryforwards of $117.9 million and $133.8 million, respectively. Substantially all of the federal NOLs are not subject to expiration and the state NOLs begin to expire in 2037. As of December 31, 2024, we also had federal and state research and development tax credit carryforwards of $19.0 million and $2.8 million, respectively, which begin to expire in 2034. These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under current law, unused U.S. federal and certain state net operating losses generated for tax years beginning after December 31, 2017 are not subject to expiration and may be carried forward indefinitely. Such U.S. federal net operating losses generally may not be carried back to prior taxable years, except that, net operating losses generated in 2019, 2020 and 2021 may be carried back to each of the five tax years preceding the tax years of such losses. For taxable years beginning after December 31, 2020, the deductibility of U.S. federal net operating losses generated for tax years beginning after December 31, 2017 is limited to 80% of our taxable income in any future taxable year. In addition, in general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses or tax credits, or NOLs or credits, to offset future taxable income or taxes. For these purposes, an ownership change generally occurs when one or more stockholders or groups of stockholders who each owns at least 5% of a corporation’s stock increase their aggregate stock ownership by more than 50 percentage points over their lowest ownership percentage within a specified testing period. Our existing NOLs or credits may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change after the merger, our ability to utilize NOLs or credits could be further limited by Sections 382 and 383 of the Code. In addition, future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Sections 382 and 383 of the Code. Our NOLs or credits may also be impaired under state law. Accordingly, we may not be able to utilize a material portion of our NOLs or credits.

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

Effective internal control over financial reporting is necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, is designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. As described further below, we have identified a material weakness in our internal control over financial reporting. Any testing by us conducted in connection with Section 404, or any testing by our independent registered public accounting firm, may reveal additional deficiencies in our internal control over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement.

Pursuant to Section 404, we are required to furnish a report by our management on our internal control over financial reporting. To continue to achieve and maintain compliance with Section 404, we engage in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, from time to time we may not be able to conclude that our internal control over financial reporting is effective as required by Section 404, as is the case in this Annual Report on Form 10-K, due to the material weakness identified and described below. Additionally, the material weakness in our internal control over financial reporting has resulted in our management being unable to conclude, and any additional material weakness in our internal control over financial reporting may in the future result in our management being unable to conclude, that our disclosure controls and procedures were effective for the applicable period.

In addition, as we no longer qualify as a non-accelerated filer or an emerging growth company, we are required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. If we are unable to maintain effective internal control over financial reporting, we may not have adequate, accurate or timely financial information, and our independent registered public accounting firm may issue a report that is adverse. A material weakness could result in a restatement of our financial statements, failure to meet our reporting obligations in a timely manner, the imposition of sanctions, including the inability of registered broker dealers to make a market in our common stock, or investigation by regulatory authorities. Any such action or other negative results caused by our inability to meet our reporting requirements or comply with legal and regulatory requirements or by disclosure of an accounting, reporting or control issue could adversely affect the trading price of our securities and our business. Ineffective internal control over financial reporting could also reduce our ability to obtain financing or could increase the cost of any financing we obtain. Any of these could, in turn, result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

We have identified a material weakness in our internal controls over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. We identified a material weakness in internal control related to a lack of design and maintenance of effective Information Technology General Controls, or ITGCs, over certain key financial IT systems. As a result, the related business process controls (specifically, the IT application controls and IT-dependent manual controls) that are dependent on the ineffective ITGCs, or that use information produced from the systems impacted by the ineffective ITGCs, were also ineffective. Although the material weakness identified above did not result in any material misstatements in our consolidated financial statements for the periods presented and there were no changes to previously released financial results, our management concluded that these control deficiencies constitute a material weakness and that our internal control over financial reporting was not effective as of December 31, 2024.

Our management, under the oversight of the Audit Committee of our Board of Directors and in consultation with outside advisors, has begun evaluating and implementing measures designed to remediate the material weakness. In particular, we are taking steps to remediate this material weakness by (i) developing and implementing additional training and awareness programs addressing ITGCs and policies, including educating control owners concerning the principles and requirements of each control, with a focus on user access; (ii) increasing the extent of oversight and verification checks included in the operation of user access and program change management controls and processes; (iii) deploying additional tools to support administration of user access and program change management; and (iv) enhancing quarterly management reporting on the remediation measures to the Audit Committee of the Board of Directors. The above controls need to operate for a sufficient period of time so that management can conclude that our controls are operating effectively. As such, the material weakness will not be considered remediated until management has concluded through the implementation of these remediation measures and additional testing that these controls are effective. Additionally, a material weakness in our internal control over financial reporting has resulted in our management being unable to conclude, and any additional material weakness in our internal control over financial reporting may in the future result in our management being unable to conclude, that our disclosure controls and procedures were effective for the applicable period.

We are designing and implementing new controls and measures to remediate this material weakness as noted above. However, we cannot assure you that the measures we are taking will be sufficient to remediate the material weakness or avoid the identification of additional material weaknesses in the future. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our consolidated financial statements that could result in a restatement of our financial statements and could cause us to fail to meet our periodic reporting obligations, any of which could diminish investor confidence in us and cause a decline in the price of our common stock.

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

If our existing securityholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after legal restrictions on resale discussed in our Annual Report on Form 10-K for the year ended December 31, 2023 lapse, the trading price of our common stock could decline. As of December 31, 2024, we had 29,865,030 shares of common stock outstanding. All outstanding shares of common stock, other than shares held by our affiliates will be freely tradable, without restriction, in the public market. In addition, shares of common stock that are subject to outstanding options of ours will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements and Rules 144 and 701 under the Securities Act. If these shares are sold, the trading price of our common stock could decline.

Our executive officers, directors and principal stockholders have the ability to control or significantly influence all matters submitted to our stockholders for approval.

As of December 31, 2024, our executive officers, directors and principal stockholders, in the aggregate, beneficially owned approximately 55% of our outstanding shares of common stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of us on terms that other stockholders may desire.

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

Our cybersecurity risk management program, which is informed by and incorporates elements of recognized industry standards, is designed to identify, assess, and mitigate critical risks from cybersecurity threats. This program includes, but is not limited to, ongoing monitoring for potential critical risks from cybersecurity threats using automated tools. To support our cybersecurity risk management program, we leverage a managed service provider, or MSP, that provides ongoing support for the protection of our information technology infrastructure as well as a virtual Chief Information Security Officer, or vCISO. Our cybersecurity risk management strategy is informed by periodic conversations with, and risk assessments conducted by, our vCISO.

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

Governance Related to Cybersecurity Risks

Our Head of Information Technology, or IT, under the oversight of our Chief Legal Officer, is responsible for the administration and maintenance of our cybersecurity risk management program, including the day-to-day oversight of the assessment and management of cybersecurity risks. The individual who currently holds the title of Head of IT has more than 20 years of experience in information security and cybersecurity risk management.

Our Head of IT directly reports to, and meets periodically with, our Chief Legal Officer to discuss and review our cybersecurity risk management processes, with input from the Company’s MSP and vCISO, as appropriate.

Our board of directors has delegated oversight of the Company’s cybersecurity program to the audit committee of the board of directors. As provided in the audit committee charter, the audit committee is responsible for reviewing and discussing the Company’s information security and risk management programs, controls, and procedures, including high-level review of the threat landscape facing the Company and the Company’s strategy to mitigate cybersecurity risks and potential breaches. Under the audit committee charter, the audit committee is also responsible for reviewing the recovery and communication plans for any unplanned outage, cybersecurity incident, or data breach.

Our Head of IT, twice a year, provides reports to the audit committee on the status of our cybersecurity program, including measures implemented to monitor and address risks from cybersecurity threats, as appropriate. He also reports on a quarterly basis to the executive committee on cybersecurity and information technology matters. The chair of the audit committee provides periodic reports on cybersecurity risk management to the full board of directors. Our Chief Legal Officer, on an annual basis, discusses the results of our enterprise risk assessment processes, including risks related to cybersecurity, with the full board of directors.

ITEM 2. PROPERTIES

Our principal office is located at 321 Arsenal Street, Suite 101, Watertown, MA 02472, where we lease and sublease a total of approximately 16,847 square feet of office space. Our leases expire at various dates between November 2026 and December 2029. We believe that these facilities will be adequate for our near-term needs. If required, we believe that suitable additional or substitute space will be available in the future on commercially reasonable terms to accommodate any such expansion of our operations.

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

Holders of Record

As of February 21, 2025, there were 19 holders of record of shares of our common stock. The actual number of holders of our common stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees.

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

Recent Sales of Unregistered Securities

None.

Stock Performance Graph

The following graph shows a comparison from February 8, 2021 through December 31, 2024 of cumulative total return on assumed investments of $100.00 in cash in each of our common stock, the NASDAQ Composite Index and the NASDAQ Biotechnology Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the NASDAQ Composite Index and the NASDAQ Biotechnology Index assume reinvestment of dividends. Prior to our reverse merger with Gemini on December 30, 2022, Gemini’s stock traded under the symbol “GMTX” on The Nasdaq Global Market and any comparison with Gemini’s historical stock prices may not be meaningful.

(1) This performance graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, or otherwise subject to the liabilities under that Section, and shall not be deemed incorporated by reference into any filing of Disc Medicine, Inc. under the Securities Act of 1933, as amended.

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

Overview

We are a clinical-stage biopharmaceutical company focused on the discovery, development, and commercialization of novel treatments for patients suffering from serious hematologic diseases. We have assembled a portfolio of clinical and preclinical product candidates that aim to modify fundamental biological pathways associated with the formation and function of red blood cells, specifically heme biosynthesis and iron homeostasis. Our current pipeline includes bitopertin for the treatment of erythropoietic porphyrias, or EPs, including erythropoietic protoporphyria, or EPP, and X-linked protoporphyria, or XLP, and Diamond-Blackfan Anemia, or DBA; DISC-0974 for the treatment of anemia of myelofibrosis, or MF, and anemia of chronic kidney disease, or CKD; and DISC-3405 (formerly MWTX-003) for the treatment of polycythemia vera, or PV, and other hematologic disorders. In addition, our preclinical programs also include DISC-0998 for the treatment of anemia associated with inflammatory diseases. Our approach to product candidate development leverages well-understood molecular mechanisms that have been validated in humans. We believe that each of our product candidates, if approved, has the potential to improve the lives of patients suffering from hematologic diseases.

Bitopertin is the lead product candidate in our heme biosynthesis modulation portfolio. Bitopertin was previously evaluated by F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., or collectively, Roche, in a comprehensive clinical program in over 4,000 individuals in other indications which demonstrated the activity of bitopertin as a glycine transporter 1, or GlyT1, inhibitor and its effect on heme biosynthesis. We are initially developing bitopertin for the treatment of EPs, including EPP and XLP, which are part of a group of severe diseases, known as porphyrias, caused by defects in the heme biosynthesis pathway that cause an accumulation of toxic metabolites referred to as porphyrins, resulting in skin hypersensitivity to sunlight and some types of artificial light. In June and December 2023, we presented interim data from BEACON, a Phase 2 open-label, parallel-dose clinical trial of bitopertin in EPP and XLP patients conducted at sites in Australia. In April 2024, we presented topline data from AURORA, a Phase 2, randomized, double-blind, placebo-controlled clinical trial of bitopertin in EPP patients conducted at sites in the United States. Additional analyses of the BEACON and AURORA trials were presented in June 2024 and in December 2024. In both trials, bitopertin significantly reduced the toxic metabolite, protoporphyrin IX, or PPIX, and was associated with improvements in measures of time spent in sunlight and quality of life, demonstrating a clear association between PPIX reduction and clinical endpoints. In addition, bitopertin was generally well-tolerated. All participants in AURORA and BEACON are eligible to participate in HELIOS, an ongoing open-label, long-term extension study of bitopertin in EPP and XLP. We are also planning APOLLO, a randomized, double-blind, placebo-controlled clinical trial of bitopertin in EPP and XLP patients. In our end-of-Phase 2 meeting, the U.S. Food & Drug Administration, or the FDA, agreed with the potential for reduction of PPIX to serve as a surrogate endpoint to support a potential accelerated approval of bitopertin in EPP and XLP. Under the FDA’s Accelerated Approval Program, we would have the potential to submit a New Drug Application, or NDA, for bitopertin in EPP and XLP based on our existing data, and we would be required to conduct a post-marketing confirmatory clinical trial. In our Type C meeting with the FDA in December 2024, we aligned with the FDA on the design of our APOLLO post-marketing confirmatory trial. We plan to initiate the APOLLO trial by mid-2025 and anticipate submitting an NDA for accelerated approval of bitopertin in EPP and XLP in the second half of 2025. We have also entered into a collaborative research and development agreement with the National Institutes of Health, or NIH, to conduct a clinical trial of bitopertin in DBA, which began in July 2023. We are planning additional trials of bitopertin in other indications.

DISC-0974 is the lead product candidate in our iron homeostasis portfolio and was licensed from AbbVie Deutschland GmbH & Co. KG, or AbbVie. DISC-0974 is designed to suppress hepcidin production and increase serum iron levels. We completed a Phase 1 clinical trial in healthy volunteers in the U.S. in June 2022 with results showing an acceptable tolerability profile and evidence of target engagement, iron mobilization and augmented erythropoiesis. We initiated a Phase 1b/2 clinical trial in June 2022 in patients with anemia of MF, and initiated a separate Phase 1b/2 clinical trial in February 2023 in patients with non-dialysis dependent CKD and anemia. We presented interim data from both of these trials in December 2023 as well as additional interim data for anemia of MF in June 2024 and non-dialysis dependent CKD and anemia in October 2024, which additional interim data included safety data and changes in hepcidin, iron, and hemoglobin levels for additional patients, as well as longer follow-up. In December 2024, we presented additional analyses of the Phase 1b study in anemia of MF and initiated the open-label Phase 2 portion of this clinical trial in patients with anemia of MF. We expect to report initial data from this Phase 2 trial in the second half of 2025. We also expect to report data from the multiple-ascending dose, or MAD, portion of the Phase 1b trial in patients with non-dialysis dependent CKD and anemia in the second half of 2025. We are also planning additional trials of DISC-0974 in other anemias of inflammation. In addition, we are developing a preclinical anti-hemojuvelin, or HJV, monoclonal antibody, DISC-0998, which also targets hepcidin suppression and was licensed from AbbVie. DISC-0998 is designed to increase serum iron levels and has an extended serum half-life as compared to DISC-0974. We believe this profile may be desirable in certain subsets of patients with anemia associated with inflammatory diseases.

Lastly, we are developing DISC-3405, a monoclonal antibody against Transmembrane Serine Protease 6, or TMPRSS6, that we licensed from Mabwell Therapeutics, Inc., or Mabwell. DISC-3405 is part of our iron homeostasis portfolio and is designed to induce hepcidin production and reduce serum iron levels. An IND for DISC-3405 was cleared by the FDA, and a Phase 1 clinical trial in healthy adult volunteers was initiated in October 2023. Interim data was presented from the single-ascending dose, or SAD, portion of the Phase 1 clinical trial of DISC-3405 in healthy volunteers in June 2024. We presented data from the MAD portion of the Phase 1 healthy volunteer study of DISC-3405 in December 2024. We expect to develop DISC-3405 for the treatment of PV and other hematologic disorders, and plan to initiate a Phase 2 clinical trial of DISC-3405 in PV in the first half of 2025.

As of December 31, 2024, we had cash, cash equivalents and marketable securities of $489.9 million. In January 2025 we completed an underwritten offering of shares of our common stock and pre-funded warrants for net proceeds of approximately $243.3 million, after deducting estimated offering expenses payable by us. We believe that our cash, cash equivalents and marketable securities, including the net proceeds of our January 2025 underwritten public offering, will be sufficient to fund our current operating and capital expenditure plans and our debt service obligations into 2028, without taking into account any potential net cash inflows from bitopertin or any other marketed product, if approved during such period. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See Liquidity and Capital Resources for additional details.

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
•
our ability to raise additional funds to the extent necessary to complete clinical development of and commercialize our product candidates;
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
•
our ability to establish agreements with third-party manufacturers for supply of product candidate components for our clinical trials;
•
our ability to obtain and maintain patents, trade secret protection and regulatory exclusivity, both in the United States and internationally;
•
our ability to protect our other rights in our intellectual property portfolio;
•
our ability to commercialize product candidates, if and when approved, whether alone or in collaboration with others; and
•
our ability to obtain and maintain third-party insurance coverage and adequate reimbursement for any approved products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries and related costs for personnel in executive, finance, commercial, corporate and business development, and administrative functions. Selling, general and administrative expenses also include legal fees relating to patent and corporate matters, including noncapitalizable transaction costs; professional fees for accounting, auditing, tax compliance and administrative consulting services; investor and public relations expenses; commercial planning and market research; director and officer insurance costs and other insurance costs; and facility related expenses including maintenance and allocated expenses for rent and other operating costs.

We anticipate that our selling, general and administrative expenses will increase substantially in the future as we increase our headcount to support our continued research and development and potential commercialization activities including establishing a sales, marketing and distribution infrastructure to commercialize any product candidates for which we may obtain marketing approval.

Other Income (Expense), Net

Interest Income

Interest income primarily consists of interest earned on cash equivalents, consisting of money market funds, U.S. treasury securities and certificates of deposit, as well as marketable securities, consisting of U.S treasury securities and U.S. government agency securities.

Interest Expense

Interest expense primarily consists of amortization of debt issuance costs and discount and interest expense under the Hercules Loan Agreement.

Results of Operations

Comparison of the Years Ended December 31, 2024 and 2023

The following table summarizes our results of operations for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023	Change
Operating expenses:
Research and development	$96,671	$69,264	$27,407
Selling, general and administrative	33,049	21,861	11,188
Total operating expenses	129,720	91,125	38,595
Loss from operations	(129,720)	(91,125)	(38,595)
Other income (expense), net:
Interest income	21,292	14,797	6,495
Interest expense	(572)	—	(572)
Other expense	(2)	(2)	—
Total other income (expense), net	20,718	14,795	5,923
Loss before income taxes	(109,002)	(76,330)	(32,672)
Income tax expense	(355)	(99)	(256)
Net loss	$(109,357)	$(76,429)	$(32,928)

Research and Development Expenses

The following table summarizes our research and development expenses for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023	Change
Bitopertin	$28,105	$17,271	$10,834
DISC-0974	16,943	9,136	7,807
DISC-3405	13,934	20,168	(6,234)
Other research programs and expenses	10,150	7,066	3,084
Personnel-related (including equity-based compensation)	27,539	15,623	11,916
Total research and development expenses	$96,671	$69,264	$27,407

Research and development expenses were $96.7 million for the year ended December 31, 2024, compared to $69.3 million for the year ended December 31, 2023. The increase of $27.4 million was primarily due to an $11.9 million increase in personnel-related costs related to higher research and development headcount, including an increase of $5.3 million in stock-based compensation driven by awards granted under our equity compensation plans. Further, external development expenses increased $10.8 million and $7.8 million related to advancing the clinical trials and drug manufacturing activity for bitopertin and DISC-0974, respectively.

These increases were partially offset by a $6.2 million decrease related to the DISC-3405 program which incurred $15.0 million in upfront and milestone license fees in 2023 related to our license agreement with Mabwell which did not recur in 2024. The decrease related to prior year license fees was offset by an increase in external development expense related to increased clinical study and drug manufacturing activity for DISC-3405 in the year ended December 31, 2024.

Selling, General and Administrative Expenses

The following table summarizes our selling, general and administrative expenses for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023	Change
Personnel-related (including equity-based compensation)	$19,367	$10,481	$8,886
Legal, consulting and professional fees	9,645	7,448	2,197
Other expenses	4,037	3,932	105
Total selling, general and administrative expenses	$33,049	$21,861	$11,188

Selling, general and administrative expenses were $33.0 million for the year ended December 31, 2024, compared to $21.9 million for the year ended December 31, 2023. The increase of $11.2 million was primarily due to an increase of $8.9 million in personnel-related costs due to higher selling, general and administrative headcount, including an increase of $6.0 million in stock-based compensation driven by awards granted under our equity compensation plans.

Other Income (Expense), Net

Other income (expense), net was $20.7 million for the year ended December 31, 2024, compared to $14.8 million for the year ended December 31, 2023. The change of $5.9 million was primarily due to an increase in interest income based on increases in our cash, cash equivalents and marketable securities balances.

Income Tax Expense

Income tax expense was $0.4 million for the year ended December 31, 2024, compared to $0.1 million for the year ended December 31, 2023. The expense relates to state income tax resulting from an increase in interest income.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses. We expect to continue to incur significant expenses and operating losses in the foreseeable future as we advance the clinical development of our product candidates. We expect that our research and development and selling, general and administrative costs will continue to increase significantly, including in connection with conducting clinical trials and manufacturing for our product candidates to support commercialization and providing selling, general and administrative support for our operations, including the costs associated with operating as a public company. As a result, we may need additional capital to fund our operations, which we may obtain from additional equity or debt financings, collaborations, licensing arrangements or other sources. See “Risk Factors” included within Item 1A of this Annual Report on Form 10-K for additional risks associated with our substantial capital requirements.

To date, we have funded our operations primarily with proceeds from the sale of our convertible preferred stock and common stock, the proceeds from the merger with Gemini, proceeds from various private and public sales of our equity securities, and proceeds from borrowings under the Hercules Loan Agreement. Through December 31, 2024, we have received net proceeds of $144.5 million from sales of our Series Seed, Series A and Series B convertible preferred stock, $89.5 million from the merger with Gemini, $477.6 million from various private and public sales of our equity securities, and $27.6 million from borrowings under the Hercules Loan Agreement. As of December 31, 2024, we had cash, cash equivalents, and marketable securities of $489.9 million.

In addition, in January 2025 we completed an underwritten offering of shares of our common stock and pre-funded warrants. The net proceeds from the offering are expected to be approximately $243.3 million, after deducting the underwriting discount and estimated offering expenses. The underwritten offering is described in more detail in Note 18 - Subsequent Events to our consolidated financial statements.

We have incurred significant operating losses since inception and, as of December 31, 2024, had an accumulated deficit of $298.0 million. In addition, we expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future. We believe that our cash, cash equivalents and marketable securities, including the net proceeds of our January 2025 underwritten public offering, will be sufficient to fund our current operating and capital expenditure plans and our debt service obligations into 2028, without taking into account any potential net cash inflows from bitopertin or any other marketed product, if approved during such period. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. We may also pursue additional cash resources through public or private equity offerings, collaborations or additional debt financings.

Cash Flows

The following table provides information regarding our cash flows for each period presented (in thousands):

	Year Ended December 31,
	2024	2023
Net cash (used in) provided by:
Operating activities	$(93,926)	$(73,462)
Investing activities	(292,332)	(89)
Financing activities	218,314	239,379
Net (decrease) increase in cash, cash equivalents and restricted cash	$(167,944)	$165,828

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

During the year ended December 31, 2024, net cash used in operating activities of $93.9 million was primarily due to our net loss of $109.4 million, offset by changes in operating assets and liabilities of $3.2 million and non-cash expenses of $12.2 million which primarily related to stock-based compensation expense of $16.8 million, offset by amortization and accretion of investment securities of $5.3 million.

During the year ended December 31, 2023, net cash used in operating activities of $73.5 million was primarily due to our net loss of $76.4 million and changes in operating assets and liabilities of $3.0 million, offset by non-cash expenses of $5.9 million primarily related to stock-based compensation expense of $5.5 million.

Investing Activities

During the year ended December 31, 2024, net cash used in investing activities was primarily due to purchases of marketable securities of $386.6 million, partially offset by maturities of marketable securities of $94.8 million.

During the year ended December 31, 2023 net cash used in investing activities was due to purchases of property and equipment.

Financing Activities

During the year ended December 31, 2024, net cash provided by financing activities of $218.3 million consisted primarily of net proceeds of $172.5 million from the June 2024 underwritten offering, net proceeds from the issuance of long-term debt of $27.6 million, aggregate net proceeds of $14.8 million from at-the-market offerings, and proceeds from the exercise of stock options of $3.0 million.

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

Identifying potential product candidates and conducting preclinical studies and clinical trials is a time consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of products that may take longer than we anticipate to become commercially available, if they become commercially available at all. Accordingly, we may need to obtain substantial additional funds to achieve our business objectives.

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

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations as of December 31, 2024 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Operating lease commitments(1)(2)	$3,981	$821	$1,402	$1,758	$—
Total	$3,981	$821	$1,402	$1,758	$—

(1) Amounts reflect contractual rent payments due for our leased and subleased office spaces in Watertown, Massachusetts as of December 31, 2024 and include contractual payments due under our forward-starting lease which is expected to commence in December 2026. The term date for our existing lease is December 31, 2029 and the term date for our existing sublease is November 30, 2026.

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of our consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and costs and expenses in our consolidated financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in Note 2 - Summary of Significant Accounting Policies to our consolidated financial statements, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our consolidated financial statements.

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

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model, which requires inputs based on certain subjective assumptions, including:

•
Fair value of our common stock: Prior to the merger closing, we determined the estimated fair value of our common-stock based on third-party valuations and certain other relevant objective and subjective factors. After the close of the merger, the fair value of our common stock is determined based on the quoted market price of our common stock. See Determination of the Fair Value of Common Stock below for additional details.
•
Expected stock price volatility: Due to the lack of company-specific historical and implied volatility data, we determine the volatility for awards granted based on an analysis of reported data for a group of guideline companies that issued options with substantially similar terms. The expected volatility has been determined using a weighted average of the historical volatility measures of this group of guideline companies. We expect to continue to do so until such time that we have adequate historical data regarding the volatility of our own traded stock price.
•
Expected term of the option. The expected term of our stock options granted to employees has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options, using the average between the vesting date and the contractual term.
•
Risk-free interest rate. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award.
•
Expected dividend yield: We have not paid, and do not anticipate paying, cash dividends on our common stock; therefore, the expected dividend yield is assumed to be zero.

If any assumptions used in the Black-Scholes option pricing model changed significantly, stock-based compensation expense for future awards may differ materially compared with the expense for awards granted previously. We will continue to use judgment in evaluating the assumptions related to our stock-based compensation on a prospective basis. As we continue to accumulate additional data related to our common stock, we may refine our estimates, which could materially impact our future stock-based compensation expense.

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

Recently Issued and Adopted Accounting Pronouncements

A description of recently issued and certain recently adopted accounting pronouncements that have or may potentially impact our financial position and results of operations is included in Note 2 - Summary of Significant Accounting Policies to our consolidated financial statements.

Emerging Growth Company and Smaller Reporting Company Status

Prior to December 31, 2024, we were an “emerging growth company”, as defined in the Jumpstart Our Business Startups Act of 2012, and a “smaller reporting company”, as defined under the Exchange Act. As such, we were eligible for exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and reduced disclosure obligations regarding executive compensation. As of December 31, 2024, we are no longer an emerging growth company or smaller reporting company. In accordance with SEC rules, we are availing ourselves of the exemptions from disclosure requirements, including certain of the reduced and scaled disclosure obligations, that are available to smaller reporting companies in this Annual Report on Form 10-K. However, beginning with our Quarterly Report on Form 10-Q for the quarter ending March 31, 2025, we will no longer be permitted to take advantage of the reduced reporting requirements applicable to smaller reporting companies.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As of December 31, 2024, we had cash, cash equivalents and marketable securities of $489.9 million, which consisted of cash, money market funds, U.S. treasury securities and U.S. government agency securities, which are classified as available-for-sale securities. As of December 31, 2023, we had cash and cash equivalents of $360.4 million, which consisted of cash, money market funds and U.S. treasury securities. Our primary investment objectives are the preservation of capital and the maintenance of liquidity, and our investment policy defines allowable investments based on quality of the institutions and financial instruments designed to minimize risk exposure. Our exposure to interest rate sensitivity is affected by changes in the general level of U.S. interest rates. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term maturities and low risk profiles of our investments, we do not anticipate a significant exposure to interest rate risk. If market interest rates were to increase immediately and uniformly by one percentage point from levels as of December 31, 2024, the net fair value of our marketable securities would decrease by approximately $1.4 million.

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

Inflation generally affects us by increasing our cost of labor and contract research. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the years ended December 31, 2024 and 2023.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

DISC MEDICINE, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Disc Medicine, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Disc Medicine, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2025 expressed an adverse opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accrued External Research and Development Expenses

Description of the Matter

As of December 31, 2024, the Company had recognized accrued external research and development expenses of approximately $7.1 million. As described in Note 2 to the consolidated financial statements, the Company’s determination of accrued external research and development expenses incurred at each reporting period incorporates judgment and utilizes various assumptions as payments for such activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred. Such judgments and assumptions include an evaluation of the information provided to the Company by third parties on actual costs incurred, the time period over which services will be performed and the level of effort to be expended in each period.

Auditing the Company’s accrued external research and development expenses is especially complex due to the significant volume of transactions and the use of third-party data involved in determining the accrual balance that was accumulated from multiple sources. In addition, in certain circumstances, the determination of the nature and level of services that have been received during the reporting period requires judgment because the timing and pattern of vendor invoicing did not correspond to the level of services provided and invoicing from clinical study sites and other vendors may not yet be available to management.

How We Addressed the Matter in Our Audit

To test the accrued external research and development expenses, our audit procedures included, among others, testing the completeness and accuracy of the underlying data used in the estimate, including, but not limited to, estimated project duration, research and manufacturing services incurred to date and terms of contractual arrangements. To assess the reasonableness of the data, we corroborated the progress of the underlying research, development and manufacturing service arrangements with Company personnel and obtained direct third-party confirmations supporting the contractual arrangements and estimated costs incurred to date. We recalculated the accrual based on executed contracts with the clinical research organizations, contract development and manufacturing organizations and research institutions. We also tested subsequent invoicing received from third parties to assess the impact to the accrual at the balance sheet date and compared that to the Company’s estimates.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2020.

Boston, Massachusetts

February 27, 2025

DISC MEDICINE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$192,434	$360,382
Marketable securities	297,447	—
Prepaid expenses and other current assets	3,734	5,280
Total current assets	493,615	365,662
Property and equipment, net	751	170
Right-of-use assets, operating leases	1,569	1,930
Other assets	838	234
Total assets	$496,773	$367,996
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,948	$12,629
Accrued external research and development expenses	7,141	1,986
Other accrued expenses	8,097	6,159
Operating lease liabilities, current	130	665
Total current liabilities	23,316	21,439
Long-term debt, net	28,322	—
Operating lease liabilities, non-current	1,548	1,436
Total liabilities	53,186	22,875
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, no shares issued or outstanding as of December 31, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized as of December 31, 2024 and December 31, 2023; 29,865,030 and 24,360,233 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	3	2
Additional paid-in capital	741,297	533,764
Accumulated other comprehensive income	289	—
Accumulated deficit	(298,002)	(188,645)
Total stockholders’ equity	443,587	345,121
Total liabilities and stockholders’ equity	$496,773	$367,996

The accompanying notes are an integral part of these consolidated financial statements.

DISC MEDICINE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2024	2023
Operating expenses:
Research and development	$96,671	$69,264
Selling, general and administrative	33,049	21,861
Total operating expenses	129,720	91,125
Loss from operations	(129,720)	(91,125)
Other income (expense), net:
Interest income	21,292	14,797
Interest expense	(572)	—
Other expense	(2)	(2)
Total other income (expense), net	20,718	14,795
Loss before income taxes	(109,002)	(76,330)
Income tax expense	(355)	(99)
Net loss	$(109,357)	$(76,429)
Net loss per share, basic and diluted	$(3.96)	$(3.42)
Weighted-average common shares outstanding, basic and diluted	27,606,022	22,315,877

Comprehensive loss:
Net loss	$(109,357)	$(76,429)
Other comprehensive income:
Foreign currency translation adjustments	(27)	—
Unrealized gain on marketable securities	316	—
Total other comprehensive income	289	—
Comprehensive loss	$(109,068)	$(76,429)

The accompanying notes are an integral part of these consolidated financial statements.

DISC MEDICINE, INC.

CONSOLIDATED STATEMENTS STOCKHOLDERS’ EQUITY

(In thousands, except share and per share amounts)

	Common Stock $0.0001 Par Value		Additional Paid-In	Accumulated Other Comprehensive	Accumulated		Total Stockholders’
	Shares	Amount	Capital	Income	Deficit		Equity
Balance at December 31, 2022	17,403,315	$2	$288,814	$—	$(112,216)		$176,600
Issuance of common stock upon exercise of stock options	254,432	—	2,763	—	—		2,763
Vesting of restricted common stock	1,916	—	—	—	—		—
Stock-based compensation expense	—	—	5,530	—	—		5,530
Sale of common stock in registered direct offering, net of issuance costs of $80	1,488,166	—	34,148	—	—		34,148
Sale of pre-funded warrants in registered direct offering, net of issuance costs of $66	—	—	28,206	—	—		28,206
Sale of common stock in at-the-market offerings, net of issuance costs of $742	967,264	—	26,422	—	—		26,422
Sale of common stock in follow-on public offering, net of issuance costs of $9,272	3,015,919	—	138,508	—	—		138,508
Sale of pre-funded warrants in follow-on public offering, net of issuance costs of $627	—	—	9,373	—	—		9,373
Issuance of common stock upon exercise of warrants	1,229,221	—	—	—	—		—
Net loss	—	—	—	—	(76,429)		(76,429)
Balance at December 31, 2023	24,360,233	$2	$533,764	$—	$(188,645)		$345,121
Issuance of common stock upon exercise of stock options	315,266	—	2,976	—	—	—	2,976
Stock-based compensation expense	—	—	16,815	—	—	—	16,815
Sale of common stock in at-the-market offerings, net of issuance costs of $518	234,449	—	14,790	—	—	—	14,790
Sale of common stock in an underwritten offering, net of issuance costs of $5,472	4,944,000	1	172,511	—	—	—	172,512
Issuance of common stock under employee stock purchase plan	11,082	—	441	—	—	—	441
Foreign currency translation adjustments	—	—	—	(27)	—	—	(27)
Unrealized gain on marketable securities	—	—	—	316	—	—	316
Net loss	—	—	—	—	(109,357)	—	(109,357)
Balance at December 31, 2024	29,865,030	$3	$741,297	$289	$(298,002)		$443,587

The accompanying notes are an integral part of these consolidated financial statements.

DISC MEDICINE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2024	2023
Cash flows from operating activities
Net loss	$(109,357)	$(76,429)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	156	100
Stock-based compensation	16,815	5,530
Amortization/accretion of investment securities	(5,304)	—
Non-cash lease expense	433	290
Non-cash interest expense	127	—
Other non-cash items	(27)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,571	(1,166)
Accounts payable	(4,681)	(3,741)
Accrued external research and development expenses	5,155	169
Other accrued expenses	1,681	1,839
Operating lease liabilities	(495)	(54)
Net cash used in operating activities	(93,926)	(73,462)
Cash flows from investing activities
Purchases of property and equipment	(505)	(89)
Purchases of marketable securities	(386,627)	—
Maturities of marketable securities	94,800	—
Net cash used in investing activities	(292,332)	(89)
Cash flows from financing activities
Proceeds from issuance of long-term debt, net of issuance costs paid	28,988	—
Payment of debt issuance costs	(1,393)	—
Proceeds from sale of common stock in offerings, net of issuance costs paid	172,512	199,078
Proceeds from sale of pre-funded warrants in offerings, net of issuance costs paid	—	37,579
Proceeds from sale of common stock in at-the-market offerings, net of issuance costs paid	14,790	—
Proceeds from stock option exercises	2,976	2,722
Contributions from employee stock purchase plan	441	—
Net cash provided by financing activities	218,314	239,379
Net (decrease) increase in cash, cash equivalents and restricted cash	(167,944)	165,828
Cash, cash equivalents and restricted cash, beginning of period	360,616	194,788
Cash, cash equivalents and restricted cash, end of period	$192,672	$360,616

The accompanying notes are an integral part of these consolidated financial statements.

DISC MEDICINE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands)

	Year Ended December 31,
	2024	2023
Supplemental cash flow information
Cash paid for income taxes	$299	$112
Cash paid for interest	$198	$—
Cash paid for amounts included in the measurement of operating lease liabilities	$718	$186
Supplemental disclosure of non-cash activities
Purchases of property and equipment included in accounts payable and accrued expenses	$245	$13
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$1,106
Net increase (decrease) in right-of-use assets related to lease modifications and reassessment events	$72	$(317)
Net increase (decrease) in operating lease liabilities related to lease modifications and reassessment events	$72	$(287)
Deferred issuance costs on sale of pre-funded warrants in registered direct offering included in accounts payable and accrued expenses	$—	$225
Receivable for proceeds from stock option exercises included in other current assets	$114	$41

The accompanying notes are an integral part of these consolidated financial statements.

DISC MEDICINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Nature of the Business

Disc Medicine, Inc. (together with its subsidiaries, the “Company”) is a clinical-stage biopharmaceutical company focused on the discovery, development, and commercialization of novel treatments for patients suffering from serious hematologic diseases. The Company has assembled a portfolio of clinical and preclinical product candidates that aim to modify fundamental biological pathways associated with the formation and function of red blood cells, specifically heme biosynthesis and iron homeostasis. The Company’s current pipeline includes bitopertin for the treatment of erythropoietic porphyrias (“EPs”) including erythropoietic protoporphyria (“EPP”), X-linked protoporphyria (“XLP”), and Diamond-Blackfan Anemia (“DBA”); DISC-0974 for the treatment of anemia of myelofibrosis (“MF”) and anemia of chronic kidney disease (“CKD”); and DISC-3405 for the treatment of polycythemia vera (“PV”) and other hematologic disorders. In addition, the Company’s preclinical programs include DISC-0998, for the treatment of anemia associated with inflammatory diseases. The Company’s approach to product candidate development leverages well-understood molecular mechanisms that have been validated in humans. The Company believes that each of its product candidates, if approved, has the potential to improve the lives of patients suffering from hematologic diseases. The Company was founded in October 2017. The Company’s principal offices are located in Watertown, Massachusetts.

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

In connection with the merger, each person who was a stockholder of record of Gemini or had the right to receive Gemini’s common stock received a contractual contingent value right (“CVR”) issued by Gemini subject to and in accordance with the terms and conditions of a Contingent Value Rights Agreement (the “CVR Agreement”), representing the contractual right to receive consideration from the post-closing combined company upon the receipt of certain proceeds from a disposition of Gemini’s pre-merger assets (specifically, Gemini’s intellectual property assets (“Gemini IP”), which the Company assumed in the merger) during the period that is one year after the closing of the merger, calculated in accordance with the CVR Agreement.

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

The disposition period ended December 29, 2023 and no dispositions of Gemini's pre-merger assets were made during the disposition period. Therefore, there were no CVR payments made to the holders and there will not be any future CVR payments to the holders (see Note 3 - Fair Value Measurements). As such, the Company’s obligations under the CVR Agreement have expired and the CVRs are valueless. In December 2023, the Company recognized the reversal of the $1.5 million liability in the consolidated statements of operations and comprehensive loss. The Company generated no revenue from Gemini’s pre-merger assets and incurred approximately $1.6 million in aggregate costs (including maintenance of license agreements, storage, legal and other fees) for the year ended December 31, 2023, to maintain Gemini’s pre-merger assets solely in order to fulfill the Company’s obligations under the CVR Agreement.

Liquidity and Capital Resources

The Company’s consolidated financial statements have been prepared on the basis of the Company continuing as a going concern. The Company expects that its existing cash, cash equivalents and marketable securities as of December 31, 2024 of $489.9 million will enable the Company to fund its planned operating expense and capital expenditure requirements for at least twelve months from the date of issuance of these consolidated financial statements. The Company has incurred recurring losses and negative cash flows from operations since inception. As of December 31, 2024, the Company had an accumulated deficit of $298.0 million. The Company expects its operating losses and negative operating cash flows to continue into the foreseeable future. The future viability of the Company is dependent on its ability to generate cash from operating activities or to raise additional capital to finance its operations. There can be no assurance that the Company will ever earn revenues or achieve profitability, or if achieved, that the revenues or profitability will be sustained on a continuing basis. In addition, the Company’s preclinical and clinical development activities, manufacturing and commercialization of the Company’s product candidates, if approved, may require significant additional financing.

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

Certain reclassifications have been made to prior periods to conform to current period presentation. Reclassification of prior year amounts have been made to separately present accrued external research and development costs from other accrued expenses. There was no impact on total current liabilities or total liabilities resulting from these reclassifications.

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

Segment Information

The Company manages its operations as a single operating segment for the purposes of assessing performance and making operating decisions, resulting in a single reportable segment. The Company has determined that its chief operating decision maker is its Chief Executive Officer. The Company’s chief operating decision maker reviews the Company’s financial information on a consolidated basis for purposes of allocating resources and assessing financial performance. All of the Company’s tangible assets are held in the United States. See Note 17 - Segment Information for additional details.

Concentration of Credit Risk and of Significant Suppliers

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents and marketable securities. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits and limits its exposure to cash risk by placing its cash with high credit quality accredited financial institutions. The Company has concluded that it is not subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

The Company relies, and expects to continue to rely, on a small number of vendors to manufacture supplies and to process its product candidates for its development programs. These programs could be adversely affected by a significant interruption in the manufacturing process or supply chain.

Comprehensive Income (Loss)

Comprehensive income (loss) is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) includes net income (loss) and the change in accumulated other comprehensive income (loss) for the period. Accumulated other comprehensive income (loss) consisted of foreign currency translation adjustments and unrealized gains (losses) on available-for-sale marketable securities during the year ended December 31, 2024.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents include cash in readily available checking and money market accounts and U.S. treasury securities with original maturities of three months or less at the date of purchase. Cash equivalents are reflected at fair value based on quoted market prices as further described in Note 3 - Fair Value Measurements.

Marketable Securities

The Company classifies its marketable securities as available-for-sale. All of the Company’s marketable securities are available to the Company for use in current operations. As a result, the Company classified all of these securities as current assets even though the stated maturity of some individual securities may be one year or more beyond the balance sheet date. Marketable securities are maintained by an investment manager and consist of U.S. treasury and government agency securities. Marketable securities are carried at fair value with the unrealized gains and losses included in accumulated other comprehensive income (loss) as a component of stockholders’ equity until realized. Any premium or discount arising at purchase is amortized and/or accreted to interest income and/or expense over the life of the underlying marketable security. Although these marketable securities are available to be sold to meet operating needs or otherwise, they are generally held through maturity. The cost of securities sold is determined on a specific identification basis, and realized gains and losses are included in other income (expense), net within the consolidated statements of operations and comprehensive loss. The Company reviews its portfolio of available-for-sale securities, using both quantitative and qualitative factors, to determine if declines in fair value below cost have resulted from a credit loss or other factors. If the decline in fair value is due to credit loss factors, a loss is recognized. To date, the Company has not experienced any credit losses and does not expect it is exposed to any significant credit risk on these investments.

Deferred Transaction Costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred transaction costs until such financings are consummated. After consummation of an equity financing, these costs are recorded as a reduction of the proceeds from the transaction, either as a reduction of the carrying value of the preferred stock or in stockholders’ equity as a reduction of additional paid-in capital generated as a result of the transaction. Should the in-process equity financing be abandoned, the deferred transaction costs would be expensed immediately as a charge to operating expenses in the consolidated statements of operations and comprehensive loss.

Fair Value Measurements

The Company categorizes its assets and liabilities measured at fair value in accordance with the provisions of ASC 820, Fair Value Measurements and Disclosures, which establishes a consistent framework for measuring fair value and expands disclosures for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. Fair value is defined as the exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

The fair value of the Company’s cash equivalents are determined according to the fair value hierarchy described above (see Note 3 - Fair Value Measurements). The carrying values of the Company’s prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets.

Estimated Useful Life
Leasehold improvements	Shorter of useful life or remaining life of lease
Computer equipment	3.0 years
Furniture and fixtures	3.0 years

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

Impairment of Long-lived Assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with ASC Topic 360, Property, Plant, and Equipment. Long-lived assets, such as property and equipment and right-of-use ("ROU") assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. The recoverability of assets or asset groups to be held and used is measured by a comparison of the carrying amount of an asset or asset group to estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset or asset group exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset or asset group exceeds the estimated fair value of the asset or asset group. There were no impairment losses recorded for the years ended December 31, 2024 and 2023.

Leases

The Company accounts for its leases under ASC Topic 842, Leases. Upon adoption, the Company elected to combine lease and non-lease components when calculating minimum lease payments on new leases for all asset classes. The Company has also elected an accounting policy to forgo the recognition of lease assets or liabilities for short-term leases. Short-term leases are defined, in accordance with the standard, as those with terms of one year or less and do not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise.

The Company determines if an arrangement is or contains a lease at contract inception. The Company accounts for a contract as a lease when it has the right to direct the use of the asset for a period of time while obtaining substantially all of the asset’s economic benefits. The Company determines the initial classification and measurement of right-of-use assets and lease liabilities at the lease commencement date and thereafter at the modification date, if modified.

Right-of-use assets represent the Company's right to control the underlying assets under lease, and the lease liability is the Company's obligation to make the lease payments related to the underlying assets under lease, over the contractual term. Right-of-use assets and lease liabilities are recognized at the lease commencement date based on the present value of future minimum fixed lease payments to be made over the lease term. The Company uses the non-cancellable lease term unless it is reasonably certain that a renewal or termination option will be exercised. When available, the Company will use the rate implicit in the lease to discount lease payments to present value. As most leases do not provide an implicit rate, the Company will estimate the incremental borrowing rate to discount the lease payments. The Company estimates the incremental borrowing rate based on the rates of interest that the Company would have to pay to borrow an amount equal to the lease payments on a collateralized basis, over a similar term, and in a similar economic environment. The right-of-use asset also includes any lease prepayments and initial direct costs, offset by lease incentives.

Certain lease agreements contain variable lease payments which are not included in the measurement of the lease liability. Variable lease payments relate to taxes, insurance, utilities, and common area maintenance ("CAM"). These variable lease payments are recognized in the consolidated statements of operations and comprehensive loss in the period in which the obligation for those payments is incurred.

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

If the Company acquires an asset or group of assets under an in-licensing arrangement that does not meet the definition of a business under ASC Topic 805, Business Combinations, and the acquired in-process research and development does not have an alternative future use, any related upfront license payment is expensed as incurred in accordance with guidance in ASC Topic 730, Research and Development. Where contingent milestone payments are due to third parties under license or other agreements, the milestone payment obligations are recognized as expense when achievement of the contingent milestone is probable, which is generally upon achievement of the milestone event. Any contingent payments that qualify as a derivative liability are recognized at fair value on the Company’s consolidated balance sheets. Annual maintenance fees under license agreements are expensed in the period in which they are incurred. Contingent payments for assets acquired are expensed as incurred or capitalized and amortized based on the nature of the associated asset at the date the payment is recognized. Royalties owed on sales of the products licensed pursuant to license agreements are expensed in the period the related revenues are recognized.

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

Amortization of Debt Discount and Issuance Costs

Long-term debt is initially recorded as the proceeds received by the Company, net of debt issuance costs and discounts. Debt is subsequently stated at amortized cost. Debt issuance costs and discounts and are amortized to interest expense using the effective interest method, over the term of the debt. Debt issuance costs and discounts related to a recognized debt liability are presented in the consolidated balance sheets as a direct deduction from the carrying amount of that debt liability. For tranches not yet drawn, the related debt issuance costs are deferred and recorded as an asset. In the consolidated statements of cash flows, debt issuance costs paid to lenders are netted against the proceeds from the related long-term debt while debt issuance costs paid to third parties, are presented separately within financing activities.

Patent Costs

The Company expenses all costs as incurred in connection with patent applications, including direct application fees, and the legal and consulting expenses related to making such applications due to the uncertainty about the recovery of the expenditure. These costs are included in selling, general and administrative expenses within the Company’s consolidated statements of operations and comprehensive loss.

Stock-Based Compensation

The Company accounts for all stock-based awards granted to employees and non-employees as stock-based compensation expense at fair value in accordance with ASC 718, Compensation - Stock Compensation. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model, which requires inputs based on certain subjective assumptions, including the fair value of the Company’s common stock on the date of grant, the expected stock price volatility, the expected term of the option, the risk-free interest rate for a period that approximates the expected term of the option and the Company’s expected dividend yield. Due to the lack of company-specific historical and implied volatility data, the Company determines the volatility for awards granted based on an analysis of reported data for a group of guideline companies that issued options with substantially similar terms. The expected volatility has been determined using a weighted-average of the historical volatility measures of this group of guideline companies. The Company expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. The expected term of the Company’s stock options granted to employees has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. The Company has not paid, and does not anticipate paying, cash dividends on its common stock; therefore, the expected dividend yield is assumed to be zero. The grant date fair value of restricted stock units and shares of restricted stock granted is based on the fair value of the underlying common stock on the date of grant.

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

The Company classifies stock-based compensation expense in the consolidated statements of operations and comprehensive loss in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified. See Note 12 - Stock-Based Compensation for a summary of the stock-based award activity under the Company’s stock-based compensation plans.

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

The Company accounts for income taxes in accordance with authoritative accounting guidance which states the impact of an uncertain income tax position is recognized at the largest amount that is “more likely than not” to be sustained upon audit by the relevant taxing authority. There are no unrecognized tax benefits included in the Company’s consolidated balance sheets at December 31, 2024 or 2023. The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense. The Company has not recognized interest or penalties related to income tax matters in its consolidated statements of operations and comprehensive loss since inception.

The Company files federal income tax returns in the United States, the Netherlands and Australia and state income tax returns in Massachusetts and various other state jurisdictions. The Company’s income tax returns are subject to review and tax assessment from an income tax examination. As of December 31, 2024, the Company was not under examination by the Internal Revenue Service or other jurisdictions for any tax year.

Net Loss Per Share

Basic and diluted net loss per share is computed by dividing net loss by the weighted-average common shares outstanding. The weighted-average common shares outstanding used in the basic and diluted net loss per share calculation includes the pre-funded warrants issued in connection with the Company’s follow-on public offering in June 2023 and registered direct offering in February 2023 as the pre-funded warrants are exercisable for nominal cash consideration. In periods in which the Company reports a net loss, diluted net loss per share is generally the same as basic net loss per share since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

Recently Adopted Accounting Pronouncements

On January 1, 2024, the Company adopted ASU 2023-07, Segment Reporting: Improvements to Reportable Segment Disclosures, which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Refer to Note 17 - Segment Information for additional details.

Recently Issued Accounting Pronouncements Not Yet Adopted

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

3. Fair Value Measurements

The following tables present information about the Company’s assets and liabilities that are regularly measured and carried at fair value on a recurring basis and indicate the level within the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value, which is described further within Note 2 - Summary of Significant Accounting Policies.

Financial assets and liabilities measured at fair value on a recurring basis are summarized as follows (in thousands):

	December 31, 2024
	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$88,735	$—	$—
U.S. treasury securities	—	91,916	—
Total cash equivalents	88,735	91,916	—
Marketable securities:
U.S. treasury securities	—	189,663	—
U.S. government agency securities	—	107,784	—
Total marketable securities	—	297,447	—
Total assets	$88,735	$389,363	$—

	December 31, 2023
	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$55,001	$—	$—
U.S. treasury securities	—	255,419	—
Total cash equivalents	55,001	255,419	—
Total assets	$55,001	$255,419	$—

The fair value of the Company’s Level 1 cash equivalents, consisting of money market funds, is based on quoted market prices in active markets with no valuation adjustment. The fair value of the Company’s Level 2 cash equivalents and marketable securities, consisting of U.S. treasury and U.S. government agency securities with original maturities of three months or less and twelve months or less, respectively, are determined through third-party pricing services. The amortized cost of cash equivalents approximates the fair value. There have been no impairments of the Company’s assets measured and carried at fair value during the years ended December 31, 2024 and 2023. In addition, there were no changes in valuation techniques or transfers between Level 1, Level 2 and Level 3 financial assets during the years ended December 31, 2024 and 2023. The Company did not have any non-recurring fair value measurements on any assets or liabilities during the years ended December 31, 2024 and 2023.

As described in Note 1 - Organization and Nature of the Business, in connection with the merger, the stockholders of Gemini received a CVR to receive consideration from the Company upon its receipt of certain proceeds, resulting from a disposition of Gemini’s pre-merger assets within one year after the closing of the merger, calculated in accordance with the CVR Agreement. The disposition period ended December 29, 2023 and no dispositions of Gemini's pre-merger assets were made during the disposition period. Therefore, there were no CVR payments made to the holders and there will not be any future CVR payments to the holders. The fair value of the CVR liability was zero as of December 31, 2024 and 2023, respectively.

4. Marketable Securities

Marketable securities as of December 31, 2024 consisted of the following (in thousands):

		Gross Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Marketable securities available-for-sale:
U.S. treasury securities	$189,409	$288	$(34)	$189,663
U.S. government agency securities	107,722	85	(23)	107,784
Total available-for-sale securities	$297,131	$373	$(57)	$297,447

Marketable securities as of December 31, 2023 were zero. As of December 31, 2024, all marketable securities had an original maturity date of twelve months or less. The aggregate fair value of marketable securities with unrealized losses was $51.0 million as of December 31, 2024 and zero as of December 31, 2023. As of December 31, 2024 and December 31, 2023, five investments and no investments, respectively, were in an unrealized loss position. All such investments have been in an unrealized loss position for less than a year and these losses are considered temporary. The Company has the ability and intent to hold these investments until a recovery of their amortized cost, which may not occur until maturity. The Company expects that U.S. treasury and U.S. government agency securities are subject to minimal credit risk. As a result, the Company did not record any charges for credit-related impairments for its available-for-sale securities for the years ended December 31, 2024 and 2023.

5. Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash consisted of the following (in thousands):

	December 31,	December 31,
	2024	2023
Cash and cash equivalents	$192,434	$360,382
Restricted cash	238	234
Total cash, cash equivalents and restricted cash as shown on the consolidated statements of cash flows	$192,672	$360,616

The Company's restricted cash balance, which is classified within other assets on the consolidated balance sheets, consists of letters of credit related to leased and subleased office space in Watertown, Massachusetts. The Company is required to maintain a separate cash balance to secure its letters of credit.

6. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,	December 31,
	2024	2023
Leasehold improvements	$566	$—
Furniture and fixtures	355	184
Computer equipment	231	231
Less: Accumulated depreciation	(401)	(245)
Property and equipment, net	$751	$170

Depreciation expense for the years ended December 31, 2024 and 2023 was $0.2 million and $0.1 million, respectively.

7. Other Accrued Expenses

Other accrued expenses consisted of the following (in thousands):

	December 31,	December 31,
	2024	2023
Accrued employee-related expenses	$7,211	$5,790
Accrued professional fees	531	317
Accrued other	355	52
Total other accrued expenses	$8,097	$6,159

8. Leases

The Company has an operating lease and sublease for office space which serves as the Company's corporate headquarters. The Company's sublease and lease expire in November 2026 and December 2029, respectively. The Company's leases do not contain any material residual value guarantees or restrictive covenants. Operating leases are recognized on the consolidated balance sheets as right-of-use assets, operating leases, operating lease liabilities, current and operating lease liabilities, non-current. Operating lease expense is recognized on a straight-line basis over the lease term within the Company’s consolidated statements of operations and comprehensive loss.

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

In connection with the August 2024 amendment, the Company entered into a forward-starting lease of office space on the second floor of its corporate headquarters, which the Company is currently subleasing. The forward-starting lease is expected to commence on December 1, 2026 immediately following the conclusion of the sublease, and has a term date of December 31, 2029. The Company expects to make undiscounted payments of $1.0 million over the term of the lease, inclusive of a tenant improvement allowance of $0.3 million. The impact of the forward-starting lease is not currently recorded on the Company’s consolidated balance sheets as of the reporting date. The Company will record the impact upon lease commencement.

The components of lease expense were as follows (in thousands):

	Year Ended December 31,
	2024	2023
Operating lease costs	$641	$422
Variable lease costs	486	159
Total lease expense	$1,127	$581

Other information related to the Company’s leases is as follows:

	Year Ended December 31,
	2024	2023
Weighted-average remaining lease term	3.5 years	2.9 years
Weighted-average discount rate	10.3%	10.0%

The following table presents the future minimum lease payments under the Company's lease liabilities as of December 31, 2024, (in thousands):

Operating Leases
2025	$324
2026	768
2027	285
2028	389
2029	401
Total minimum lease payments	$2,167
Less: imputed interest	(489)
Lease liabilities	$1,678

Operating lease maturity amounts in the table above include tenant improvement allowance reimbursements of $0.5 million which are expected to be received in 2025. The table does not include contractual rent payments under the forward-starting lease which are expected to total $1.0 million, net of a tenant improvement allowance of $0.3 million on an undiscounted basis.

9. Long-Term Debt

On November 6, 2024 (the "Closing Date"), the Company entered into a Loan and Security Agreement (the “Hercules Loan Agreement”), with the lenders party thereto (the “Lenders”) and Hercules Capital, Inc., as administrative agent and collateral agent (the “Agent”). The Hercules Loan Agreement provides for up to $200.0 million of senior secured term loans available to the Company in multiple tranches (the “Term Loan Facility”). Under the Hercules Loan Agreement, the Company borrowed an initial amount of $30.0 million on the Closing Date, and at the Company's sole option, can draw an additional $80.0 million on or prior to December 15, 2026, as well as additional term loan advances in an aggregate principal amount of up to $65.0 million during the term of the Term Loan Facility subject to achievement of specified performance milestones, and one additional term loan advance up to an aggregate principal amount of $25.0 million subject to certain terms and conditions. The Company intends to use the proceeds of the Term Loan Facility for working capital and general corporate purposes.

The Term Loan Facility will mature on December 1, 2029 (the “Maturity Date”). The outstanding principal balance of the Term Loan Facility bears cash interest at a floating annual rate equal to the greater of (i) 8.25% and (ii) the sum of the Prime Rate and 1.75%. Accrued interest is payable monthly following the funding of each term loan advance. Borrowings under the Hercules Loan Agreement are repayable in monthly interest-only payments through November 2028. At the end of the interest-only payment period, borrowings under the Hercules Loan Agreement are repayable in equal monthly payments of principal and accrued interest until the Maturity Date. At the Company's option, the Company may prepay all or a portion of the outstanding borrowings, subject to a prepayment fee of 3.0% of the principal amount if prepayment occurs during the 18 months following the Closing Date, 2.0% after 18 months following the Closing Date but prior to 36 months following the Closing Date, and 1.0% thereafter.

The obligations under the Hercules Loan Agreement are secured, subject to customary permitted liens and other agreed-upon exceptions, by a first-priority perfected security interest in all of the tangible and intangible assets of the Company, other than intellectual property. The Hercules Loan Agreement includes customary repayment and prepayment terms, events of default, affirmative and negative covenants and representations and warranties. Additionally, the Hercules Loan Agreement contains a minimum cash covenant that requires the Company to maintain certain levels of cash in accounts subject to a control agreement in favor of the Agent at all times beginning on the first day on or after January 1, 2027 (or January 1, 2028, if the Company achieves a certain milestone) on which the aggregate principal amount of the term loan advances is then more than $50.0 million; provided, however, the minimum cash covenant will be waived during all times that the Company's market capitalization is greater than or equal to $1.0 billion. The Hercules Loan Agreement also includes a subjective acceleration clause for circumstances which could be reasonably expected to have a material adverse effect on the Company.

The Company recorded debt discount and debt issuance costs of $1.8 million upon closing of the Hercules Loan Agreement. The Hercules Loan Agreement also provides for a final payment ("End of Term Charge"), payable upon maturity or the repayment of the obligations in full or in part (on a pro rata basis), equal to 6.75% of the aggregate principal amount of term loans advanced to the Company and repaid on such date, which is being accrued on the Company's consolidated balance sheets. As of December 31, 2024, the amount accrued for the End of Term Charge was $0.1 million.

Debt discount and unamortized debt issuance costs were recorded as a reduction of the carrying amount on the term loan and are amortized as interest expense using the effective-interest method. In addition, unamortized deferred financing costs of $0.6 million were recorded in other assets as of December 31, 2024 related to the Company's right to borrow additional amounts in the future. Interest expense for the year ended December 31, 2024 was $0.6 million.

As of December 31, 2024, the carrying value of the Term Loan Facility approximates its fair value.

The obligations under the Term Loan Facility as of December 31, 2024 consisted of the following (in thousands):

December 31,
2024
Principal term loan balance	$30,000
Unamortized debt discount and issuance costs	(1,746)
Accrued end of term fee	68
Long-term debt, net	$28,322

The annual principal payments due under the Term Loan Facility as of December 31, 2024 were as follows (in thousands):

2025	$—
2026	—
2027	—
2028	2,200
2029	27,800
Total	$30,000

The table of future principal payments excludes the End of Term Charge of $2.0 million, which is due upon the maturity of the loan.

10. Development and License Agreements

License Agreement with Oak Bay Biosciences, Inc. (“OBB”)

In December 2024, the Company entered into an out-license agreement with OBB pursuant to which the Company granted an exclusive license, with the right to grant sublicenses, to certain Gemini IP. Under the terms of the agreement, the Company received an upfront payment of $0.2 million with additional consideration receivable upon the achievement of certain clinical, regulatory and sales milestones up to $7.0 million, $35.0 million, and $160.0 million, respectively. As of December 31, 2024, none of the milestones had been achieved and are not considered probable of achievement.

License and Stock Purchase Agreement with AbbVie Deutschland GmbH & Co. KG (“AbbVie”)

In September 2019, the Company entered into an agreement with AbbVie, pursuant to which AbbVie granted the Company an exclusive license, with the right to grant sublicenses, to certain AbbVie intellectual property.

Under this agreement, the Company paid a non-refundable, non-creditable upfront fee of $0.6 million. The Company is also obligated to make future payments upon the achievement of certain development, commercialization and sales-based milestones up to $18.0 million, $45.0 million and $87.5 million, respectively on a licensed product-by-licensed product basis. In addition, the Company is also obligated to pay royalties based on net sales of the licensed products on a licensed product-by-licensed product and country-by-country basis. As of December 31, 2024, none of the milestones had been achieved.

The Company’s royalty obligation expires on a licensed product-by-licensed product and country-by-country basis upon the expiration of the last-to-expire valid claim under the licensed intellectual property rights in such country. Unless terminated earlier, the agreement expires upon the expiration of the Company’s royalty obligation for all licensed products. AbbVie can terminate the agreement if the Company fails to make any payments within a specified period after receiving written notice of such failure, or in the event of a material breach by the Company and failure to cure such breach within a certain period of time. The Company made the first milestone payment associated with the license agreement with AbbVie in January 2025, refer to Note 18 – Subsequent Events for additional details.

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

The Company is obligated to make contingent payments to Roche up to an aggregate of $50.0 million in development and regulatory milestone payments for development and approval in a first indication and up to an aggregate of $35.0 million in development and regulatory milestone payments for development and approval in a second indication. The Company is also obligated to make contingent payments to Roche up to an aggregate of $120.0 million based on achievement of certain thresholds for annual net sales of licensed products. Roche is also eligible to receive tiered royalties on net sales of commercialized products, at rates ranging from high single-digits to high teens. Pursuant to the terms of the Roche Agreement and in connection with the reverse merger with Gemini, the Company issued 482,313 shares of the Company to Roche for no consideration.

The next potential milestone payments include $10.0 million due upon the initiation of the first Phase 3 clinical trial with a licensed product in a first indication and $15.0 million due upon regulatory approval in the United States with a licensed product in a first indication. As of December 31, 2024, none of the milestones had been achieved.

License Agreement with Mabwell Therapeutics, Inc. ("Mabwell")

In January 2023, the Company entered into an exclusive license agreement with Mabwell, pursuant to which Mabwell granted the Company an exclusive and sublicensable license to certain Mabwell intellectual property.

In connection with the agreement, the Company paid Mabwell an upfront payment of $10.0 million in March 2023. In October 2023, the Company dosed the first patient in the Phase 1 clinical trial for DISC-3405, resulting in a milestone payment of $5.0 million to Mabwell. The next potential milestone payments include $10.0 million due upon the initiation of a Phase 2 clinical trial for DISC-3405 and $5.0 million due upon the initiation of a Phase 1b clinical trial with a licensed product in a second indication. As of December 31, 2024, neither of these milestones had been achieved.

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

During the years ended December 31, 2024 and 2023, the Company recorded research and development expense related to its arrangement with Mabwell of less than $0.1 million and $15.0 million, respectively.

11. Stockholders' Equity

Preferred Stock

The Company was authorized to issue up to 10,000,000 shares of preferred stock with a par value of $0.0001 per share. As of December 31, 2024 no shares or preferred stock were issued or outstanding.

Common Stock

The Company was authorized to issue up to 100,000,000 shares of common stock with a par value of $0.0001 per share. As of December 31, 2024, 29,865,030 shares of common stock were issued and outstanding.

ATM Programs

Cantor Fitzgerald & Co. (“Cantor”)

On November 15, 2024, the Company entered into a Controlled Equity Offering Sales Agreement (the “Cantor ATM Agreement”) with Cantor, pursuant to which the Company may, from time to time in its sole discretion, issue and sell to or through Cantor, acting as sales agent, shares of the Company’s common stock, par value $0.0001 per share having an aggregate offering price of up to $200.0 million. This offering was made pursuant to the Company's effective registration statement on Form S-3 filed in August 2024 (the "August 2024 Shelf"). As of December 31, 2024, there been had no issuances or sales under the Cantor ATM Agreement.

Jefferies LLC

In October 2023, the Company entered into an Open Market Sale Agreement with Jefferies LLC as sales agent (the “ATM Agreement”) to provide for the offering, issuance and sale by the Company of up to $59.7 million of the Company’s common stock from time to time in ATM offerings under the January 2023 Shelf. In November 2023, the Company filed a shelf registration statement on Form S-3 with the SEC, which covered the offering, issuance and sale by the Company of up to an aggregate of $400.0 million of the Company’s common stock, preferred stock, debt securities, warrants or units (the “November 2023 Shelf”). On December 5, 2023, the Company and Jefferies LLC entered into an amendment to the ATM Agreement to increase the aggregate offering price of the shares of common stock that the Company may offer under the ATM Agreement from $59.7 million to $200.0 million. The material terms and conditions of the ATM Agreement otherwise remained unchanged. On November 15, 2024, the Company terminated the ATM Agreement. In connection with the termination, the Company recognized the remaining capitalized issuance costs of $0.6 million as selling, general and administrative expense in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2024.

During the years ended December 31, 2024 and 2023, the Company had sold an aggregate of 234,449 and 141,914 shares of common stock in ATM offerings under the November 2023 Shelf and pursuant to the ATM Agreement, respectively. During the years ended December 31, 2024 and 2023, aggregate gross proceeds from the transactions were $15.3 million and $7.2 million, respectively, and the Company received $14.8 million and $7.0 million in net proceeds, after deducting placement agent fees and offering expenses, respectively. In total, the Company sold an aggregate of 376,363 shares of common stock in ATM offerings under the November 2023 Shelf and pursuant to the ATM Agreement for aggregate gross proceeds of $22.5 million and aggregate net proceeds received of $21.8 million, after deducting placement agent fees and offering expenses.

SVB Securities LLC

In January 2023, the Company filed a shelf registration statement on Form S-3 with the SEC, which covered the offering, issuance and sale by the Company of up to an aggregate of $300.0 million of the Company’s common stock, preferred stock, debt securities, warrants or units (the “January 2023 Shelf”). Subsequently in January 2023, the Company entered into a Sales Agreement (the “Sales Agreement”) with SVB Securities LLC, as sales agent, to provide for the offering, issuance and sale by the Company of up to $100.0 million of the Company’s common stock from time to time in “at-the-market” (“ATM”) offerings under the January 2023 Shelf. Effective June 12, 2023, the ATM program with SVB Securities LLC was suspended. Following the date of the ATM suspension, the Company did not make any further sales of its common stock pursuant to the Sales Agreement. The Sales Agreement was terminated effective September 28, 2023. In connection with the ATM suspension, the Company recognized the remaining capitalized issuance costs of $0.3 million as selling, general and administrative expense in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2023.

During the year ended December 31, 2023, the Company had sold an aggregate of 825,350 shares of common stock in ATM offerings under the January 2023 Shelf and pursuant to the Sales Agreement. During the year ended December 31, 2023, aggregate gross proceeds from the transactions were $20.0 million and the Company received $19.5 million in net proceeds, after deducting placement agent fees and offering expenses.

Underwritten Offering

In June 2024, the Company entered into an underwriting agreement with Leerink Partners LLC related to an underwritten offering of 4,944,000 shares of common stock of the Company, par value $0.0001 per share, at a price to the public of $36.00 per share. The Company received net proceeds of $172.5 million, after deducting the underwriting discount and offering expenses of $5.5 million.

Follow-On Public Offering

In June 2023, the Company issued 3,015,919 shares of its common stock upon the completion of its public follow-on offering, which included the exercise in full by the underwriters of their option to purchase up to 420,000 additional shares of common stock, at a public offering price of $49.00 per share. The Company also sold, in lieu of shares of the Company’s common stock, pre-funded warrants to purchase an aggregate of 204,081 shares of common stock at a price of $48.9999 per pre-funded warrant. The Company received aggregate net proceeds of $147.9 million, after deducting offering expenses of $9.9 million. As of December 31, 2024, none of the 204,081 pre-funded warrants had been exercised.

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

The pre-funded warrants provide that the holder would not have the right to exercise any portion of its warrants if such holder, together with its affiliates, would beneficially own in excess of 9.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to such exercise (the “Beneficial Ownership Limitation”); provided, however, that the holder may increase or decrease the Beneficial Ownership Limitation by giving 61 days’ notice, but not to any percentage in excess of 19.99%. The investors or their affiliates were beneficial holders of more than 5% of the Company’s capital stock. The pre-funded warrants meet the condition for equity classification and were therefore recorded as a component of stockholders’ equity within additional paid-in capital at the time of their issuance.

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

12. Stock-Based Compensation

2017 Stock Option and Grant Plan (the "Private Disc Plan")

Private Disc adopted the Private Disc Plan in November 2017 reserving shares of common stock for issuance to employees, directors, and consultants. The Private Disc Plan allowed for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards and other stock awards. Recipients of stock options or stock appreciation rights were eligible to purchase shares of Private Disc’s common stock at an exercise price equal to the estimated fair market value of such stock on the date of grant. The exercise price could have been less than fair market value if the stock award was granted pursuant to an assumption or substitution for another stock award in the event of a merger or sale of Private Disc. The maximum term of options granted under the Private Disc Plan was ten years, and stock options typically vested over a four-year period. The Board could have assigned vesting terms to the stock options grants as deemed appropriate. Private Disc also had the right of first refusal to purchase any proposed disposition of shares issued under the Private Disc Plan. As it relates to restricted stock awards, Private Disc had the option to repurchase any unvested shares at the original purchase price upon any voluntary or involuntary termination. At the discretion of the Board, unvested shares held by employees, directors and consultants could have accelerated vesting in the event of a change of control of Private Disc unless assumed or substituted by the acquirer or surviving entity. Upon completion of the merger in December 2022, the Company ceased granting awards under the Private Disc Plan.

2021 Stock Option and Incentive Plan

In February 2021, Gemini adopted the 2021 Stock Option and Incentive Plan (the "2021 Plan") reserving shares of common stock to grant incentive stock options or nonqualified stock options for the purchase of common stock, stock appreciation rights, restricted stock awards, restricted stock units, unrestricted stock awards, cash-based awards and dividend equivalent rights to employees, officers, directors and consultants. Upon approving the 2021 Plan in February 2021, Gemini ceased granting awards under its then existing 2017 Stock Option and Grant Plan (the "2017 Gemini Plan"). Incentive stock options may only be granted to employees. The 2021 Plan is administered by the plan administrator, which is the compensation committee of the Company’s board of directors, provided therein, which has discretionary authority, subject only to the express provisions of the 2021 Plan, to interpret the 2021 Plan; determine eligibility for and grant awards; determine form of settlement of awards (whether in cash, shares of stock, other property or a combination of the foregoing), determine, modify or waive the terms and conditions of any award; prescribe forms, rules and procedures; and otherwise do all things necessary to carry out the purposes of the 2021 Plan. The number of shares of common stock reserved for issuance under the 2021 Plan automatically increases on January 1 of each calendar year, starting on January 1, 2022 and continuing through January 1, 2031, in an amount equal to 4% of the total number of shares of the Company’s capital stock outstanding on the last day of the calendar month before the date of each automatic increase, or a lesser number of shares determined by the Company’s board of directors. As of December 31, 2024, 1,643,165 shares remained available for future issuance under the 2021 Plan.

The exercise price of each stock option granted under the 2021 Plan is 100% of the fair market value of the underlying stock subject to the award, determined as of the date of the grant, or such higher amount as the plan administrator may determine in connection with the grant, and the term of stock option may not be greater than ten years. The vesting and other restrictions are determined at the discretion of the plan administrator with awards generally vesting over a four-year period.

2021 Employee Stock Purchase Plan

In July 2021, Gemini’s board of directors approved the 2021 Employee Stock Purchase Plan (the "2021 ESPP"). The first offering period under the 2021 ESPP began on December 1, 2021. The number of shares of common stock reserved for issuance under the 2021 ESPP automatically increases on January 1 of each calendar year, starting on January 1, 2023 and continuing through January 1, 2031, in an amount equal to the least of (a) 1% of the total number of shares of the Company’s capital stock outstanding on the last day of the calendar month before the date of each automatic increase, (b) 43,055 shares of common stock, or (c) such number of shares determined by the Company’s board of directors. As of December 31, 2024, 254,926 shares remained available for future issuance under the 2021 ESPP.

2021 Inducement Plan

In February 2021, Gemini’s board of directors approved the 2021 Inducement Plan. The 2021 Inducement Plan is a non-stockholder approved stock plan under which equity awards are granted to induce highly-qualified prospective officers and employees who are not currently employed by the Company to accept employment and provide them with a proprietary interest in the Company. From the completion of the merger through December 31, 2024, the Company had not granted awards under the 2021 Inducement Plan. As of December 31, 2024, 161,689 shares remained available for future issuance under the plan.

Out-of-Plan Inducement Grants

From time to time, the Company grants equity awards to newly hired executives as a material inducement to enter into employment with the Company. These grants are made in accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules and are issued outside the 2021 Plan, the 2021 Inducement Plan and each of the other stock incentive plans described above. The inducement grants typically include nonqualified stock options to purchase shares of the Company's common stock, as well as restricted stock unit grants representing shares of the Company's common stock. The option awards have a ten-year term, with 25% of the underlying shares vesting and becoming exercisable on the one-year anniversary of the date of grant, and the balance of each option award vesting in equal monthly installments over 36 months thereafter. The restricted stock unit awards vest with respect to 25% of the underlying shares on each of the first, second, third and fourth anniversaries of the vesting date as set by the Company policy. The inducement grants are included in the stock option and restricted stock unit tables below. During the year ended December 31, 2024, the Company granted 220,000 nonqualified stock options to purchase shares of the Company's common stock, and 146,664 restricted stock units under employment inducement grants. The Company made no employment inducement grants during the year ended December 31, 2023.

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

The weighted-average assumptions used to estimate the fair value of stock options granted were as follows:

	Year Ended December 31,
	2024	2023
Risk-free interest rate	4.00%	4.03%
Expected term (in years)	6.35	6.88
Expected volatility	60%	59%
Expected dividend yield	0%	0%
Fair value per share of common stock	$58.99	$43.42

The weighted-average grant date fair value of options granted in the years ended December 31, 2024 and 2023 was $35.36 and $26.54 per share, respectively.

The following table summarizes stock option activity for the year ended December 31, 2024.

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at December 31, 2023	2,459,037	$13.82	7.81	$109,078
Granted	896,275	58.99
Exercised	(315,266)	9.46
Forfeited	(156,930)	40.46
Expired	(12,752)	110.25
Outstanding at December 31, 2024	2,870,364	$26.52	7.44	$106,766
Exercisable at December 31, 2024	1,589,968	$14.72	6.47	$77,702

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the common stock as of the end of the period. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2024 and 2023 was $14.5 million and $8.3 million, respectively. The total fair value of options vested during the years ended December 31, 2024 and 2023 was $10.0 million and $3.7 million, respectively. The tax benefit from the exercise of options eligible for a tax deduction realized during the years ended December 31, 2024 and 2023 was $11.0 million and $7.2 million, respectively.

Restricted Stock Units

For purposes of calculating stock-based compensation, the Company determines the fair value of the restricted stock units based on the fair value of the Company’s common stock at the time of grant. The following table summarizes restricted stock unit activity for the year ended December 31, 2024.

	Number of Units	Weighted- Average Grant Date Fair Value
Restricted stock units as of December 31, 2023	—	$—
Granted	507,303	60.26
Forfeited	(32,163)	63.90
Restricted stock units as of December 31, 2024	475,140	$60.01

Shares of Restricted Common Stock

As of December 31, 2024, the Company had issued a total of 63,061 shares of restricted common stock to the founders of Private Disc pursuant to subscription agreements and to certain key employees pursuant to the Private Disc Plan at $0.0001 per share. The stock restrictions relate to the sale and transferability of the stock and lapse over the defined vesting period in the restricted stock agreement. The vesting period is generally contingent upon continued employment or consulting services being provided to the Company. In the event of termination, the Company had the right, but not the obligation to repurchase the unvested shares at the original purchase price. As of December 31, 2023, all awards of restricted common stock were fully vested.

A summary of restricted common stock activity was as follows:

December 31, 2023
Unvested at the beginning of the period	1,916
Vested	(1,916)
Unvested at the end of the period	—

Stock-Based Compensation Expense

Total stock-based compensation expense recorded as research and development and selling, general and administrative expenses, respectively, for employees, directors and non-employees was as follows (in thousands):

	Year Ended December 31,
	2024	2023
Research and development	$7,028	$1,767
Selling, general and administrative	9,787	3,763
Total stock-based compensation expense	$16,815	$5,530

The following table summarizes unrecognized stock-based compensation expense as of December 31, 2024.

	Unrecognized Expense (In Thousands)	Weighted-Average Remaining Period of Recognition (In Years)
Restricted stock units	$23,284	3.29
Stock options	28,278	2.85
Total unrecognized equity-based compensation expense	$51,562

13. Income Taxes

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2024	2023
Federal statutory income tax rate	21.0%	21.0%
State income taxes, net of federal benefit	6.4%	8.0%
Federal and state research and development tax credits	12.1%	4.0%
Stock-based compensation	1.3%	1.3%
Section 162(m) limitation	(1.6)%	(0.8)%
Other	(0.1)%	0.1%
Change in deferred tax asset valuation allowance	(39.4)%	(33.6)%
Effective income tax rate	(0.3)%	0.0%

For the years ended December 31, 2024 and 2023 the Company recorded income tax expense of $0.4 million and $0.1 million, respectively, which was primarily due to state income tax resulting from interest income.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company’s net deferred income taxes are as follows (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$33,209	$24,312
Research and experimental expenditures	39,463	20,598
Tax credits	21,248	7,202
Capitalized licenses	6,225	6,890
Accrued expenses	1,137	1,513
Stock-based compensation	3,407	1,234
Operating lease liabilities	447	574
Total deferred tax assets	105,136	62,323
Valuation allowance	(104,670)	(61,768)
Total deferred tax assets, net of valuation allowance	466	555
Deferred tax liabilities:
Operating right-of-use assets	(418)	(527)
Depreciation	(48)	(28)
Total deferred tax liabilities	(466)	(555)
Net deferred tax assets	$—	$—

The Company's income tax provision for the twelve months ended December 31, 2024 related to state and foreign income taxes. The Company has evaluated the positive and negative evidence bearing upon the reliability of its deferred tax assets. Based on this, the Company has provided a valuation allowance for the full amount of the net deferred tax assets as the realization of the deferred tax assets is not determined to be more likely than not. During the year ended December 31, 2024, the valuation allowance increased by $42.9 million primarily due to the increase in the Company’s net operating loss, capitalized expenditures and tax credit carryforwards during the period.

As of December 31, 2024, the Company had $117.9 million and $133.8 million of federal and state operating loss carryforwards, respectively. Substantially all of the federal NOLs are not subject to expiration and the state NOLs begin to expire in 2037. These loss carryforwards are available to reduce future federal taxable income, if any. As of December 31, 2024, the

Company also had federal and state research and development tax credit carryforwards of $19.0 million and $2.8 million respectively, to offset future income taxes, which will begin to expire in December 2034. These loss carryforwards are subject to review and possible adjustment by the appropriate taxing authorities.

Utilization of the Company’s NOL carryforwards and research and development credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future in accordance with Section 382 as well as similar state provisions. These ownership changes may limit the amount of NOL and research and development credit carryforwards that can be utilized annually to offset future taxable income and taxes, respectively. In general, an ownership change as defined by Section 382 results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50% over a three-year period. Since its formation, the Company has raised capital through the issuance of capital stock on several occasions. These financings could result in a change of control as defined by Section 382. The Company has not yet conducted an analysis under Section 382 to determine if historical changes in ownership through December 31, 2024, would limit or otherwise restrict its ability to utilize its NOL and research and development credit carryforwards. In addition, future changes in ownership occurring after December 31, 2024 could affect the limitation in future years, and any limitation may result in expiration of a portion of the NOL or research and development credit carryforwards before utilization.

The Company generated research and development tax credits but has not conducted a study to document the qualified activities. This study may result in an adjustment to the Company’s research and development tax credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s research and development tax credit carryforwards and, if an adjustment is required, this adjustment would result in an adjustment to the deferred tax asset established for the research and development tax credit carryforwards and the valuation allowance.

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

The Company follows the provisions of ASC Topic 740-10, Accounting for Uncertainty in Income Taxes, which specifies how tax benefits for uncertain tax positions are to be recognized, measured, and recorded in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the consolidated balance sheets; and provides transition and interim period guidance, among other provisions. As of December 31, 2024 and 2023, the Company has not recorded any amounts for uncertain tax positions. The Company’s policy is to recognize interest and penalties accrued on any uncertain tax positions as a component of income tax expense, if any, in its consolidated statements of operations and comprehensive loss. As of December 31, 2024 and 2023, the Company had no reserves for uncertain tax positions. For the years ended December 31, 2024 and 2023, no estimated interest or penalties were recognized on uncertain tax positions.

The Company files federal income tax returns in the United States, the Netherlands and Australia and state income tax returns in Massachusetts and various other state jurisdictions. The Company’s tax returns for the years ended December 31, 2019 to December 31, 2024 remain open and subject to examination by the Internal Revenue Service and state taxing authorities.

14. Net Loss Per Share

Basic and diluted net loss per share is computed by dividing net loss by the weighted-average common shares outstanding. The weighted-average common shares outstanding used in the basic and diluted net loss per share calculation includes the pre-funded warrants issued in connection with the Company’s follow-on public offering in June 2023 and registered direct offering in February 2023 as the pre-funded warrants are exercisable for nominal cash consideration. In September 2023, 1,229,224 of the pre-funded warrants were exercised in a cashless transaction which resulted in 1,229,221 shares of common stock being issued to the investor. As of December 31, 2024, 204,081 pre-funded warrants were outstanding. The following table sets forth the computation of the Company’s basic and diluted net loss per share (in thousands, except share and per share data):

	Year Ended December 31,
	2024	2023
Numerator:
Net loss	$(109,357)	$(76,429)
Denominator:
Weighted-average common shares outstanding, basic and diluted	27,606,022	22,315,877
Net loss per share, basic and diluted	$(3.96)	$(3.42)

The Company has generated a net loss in all periods presented, so the basic and diluted net loss per share are the same, as the inclusion of the potentially dilutive securities would be anti-dilutive. The Company excluded the following potential common shares from the computation of diluted net loss per share because including them would have had an anti-dilutive effect:

	December 31,
	2024	2023
Restricted stock units	475,140	—
Options to purchase common stock	2,870,364	2,459,037
Employee stock purchase program	9,003	4,878

15. Commitments and Contingencies

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

Legal Proceedings

The Company, from time to time, may be party to litigation arising in the ordinary course of business. The Company was not subject to any material legal proceedings during the years ended December 31, 2024 and 2023 and, to the best of its knowledge, no material legal proceedings are currently pending or threatened.

Payments Upon Termination

The Company enters into contracts in the normal course of business with contract research organizations ("CROs"), contract development and manufacturing organizations ("CDMOs") and other third parties for preclinical studies, clinical trials and manufacturing services. These contracts typically do not contain minimum purchase commitments and are generally cancelable by the Company upon written notice. Payments due upon cancellation consist of payments for services provided or expenses incurred, including noncancelable obligations of the Company's service providers, up to the date of cancellation and, in the case of certain arrangements with CROs and CDMOs, may include noncancelable fees. Under such agreements, the exact amounts owed by the Company in the event of termination will be based on the timing of the termination and the exact terms of the agreement. As of December 31, 2024, the Company has not recognized any amounts related to these contingencies as the amount and timing of such payments are not fixed and estimable.

16. Related Party Transactions

In June 2024, certain existing investors participated in the Company's underwritten offering (see Note 11 - Stockholders' Equity).

In June 2023, an existing investor participated in the Company’s follow-on offering (see Note 11 - Stockholders' Equity).

In March 2023, the Company executed a promissory note for an aggregate principal amount of $0.5 million from an existing investor. The Company did not use these funds and repaid the note four days later, recording a de minimis amount of interest expense based on the then Federal funds rate for short term loans of 4.5% per annum.

In February 2023, certain existing investors participated in the Company’s registered direct offering (see Note 11 - Stockholders' Equity).

The landlord of the Company’s leased office space in Watertown, Massachusetts is a related party of the Company due to its equity ownership.

17. Segment Information

The Company manages its operations as a single operating segment for the purposes of assessing performance and making operating decisions, resulting in a single reportable segment. The Company has determined that its Chief Operating Decision Maker

("CODM") is its Chief Executive Officer. The Company’s CODM reviews the Company’s financial information on a consolidated basis for purposes of allocating resources and assessing financial performance.

The Company has assembled a portfolio of clinical and preclinical product candidates that aim to modify fundamental biological pathways associated with the formation and function of red blood cells, specifically heme biosynthesis and iron homeostasis. The Company has not generated any revenue since its inception and does not expect to generate any revenue from the sale of products in the near future. The Company primarily incurs expenses in connection with the research and development of its product candidates as well as selling, general and administrative costs consisting of salaries and related costs for personnel in executive, finance, commercial, corporate and business development, and administrative functions, as well as legal, consulting, commercial planning, market research and professional fees.

The key measure of segment profit or loss that the CODM uses to allocate resources and assess performance is the Company’s consolidated net loss, as reported on the consolidated statements of operations and comprehensive loss. In addition, the CODM is regularly provided the following significant segment expense categories which are reviewed against budgeted expectations to assist in resource allocation decision-making:

	Year Ended December 31,
	2024	2023
Bitopertin program external expense	$(28,105)	$(17,271)
DISC-0974 program external expense	(16,943)	(9,136)
DISC-3405 program external expense	(13,934)	(20,168)
Other external research and development expense	(6,879)	(4,752)
Internal and other research and development expense	(23,782)	(16,170)

Selling, general and administrative expense	$(23,262)	$(18,098)

Stock-based compensation expense	$(16,815)	$(5,530)

Other segment items*	$20,363	$14,696

Net loss	$(109,357)	$(76,429)

*Other segment items include interest income, interest expense, other expense, and income tax expense as reported on the consolidated statements of operations and comprehensive loss.

Assets regularly provided to the CODM are consistent with those reported on the consolidated balance sheets with particular emphasis on the Company’s available liquidity, including its cash, cash equivalents and marketable securities balances. All of the Company’s tangible assets are held in the United States.

18. Subsequent Events

Milestone Payment

In January 2025, the Company dosed the first patient in the Phase 2 clinical trial of DISC-0974. Per the license agreement, a milestone payment of $3.0 million was paid to AbbVie on January 31, 2025. For additional details on the license agreement with AbbVie, refer to Note 10 - Development and License Agreements.

Underwritten Offering

On January 22, 2025, the Company entered into an Underwriting Agreement (the “Underwriting Agreement”) with Jefferies LLC, Leerink Partners LLC, Stifel, Nicolaus & Company, Incorporated and Cantor Fitzgerald & Co. as representatives of the several underwriters listed on Schedule I thereto (the “Underwriters”) related to an underwritten offering of (i) 3,918,182 shares of common stock of the Company, par value $0.0001 per share ("Common Stock”) at a price to the public of $55.00 per share and (ii) pre-funded warrants to purchase an aggregate of 181,818 shares of Common Stock (the “Pre-Funded Warrants”), at a price to the public of $54.9999 per Pre-Funded Warrant, which represents the per share public offering price for the Common Stock less the $0.0001 per share exercise price for each such Pre-Funded Warrant. In addition, the Company granted the Underwriters an option exercisable for 30 days from the date of the underwriting agreement to purchase, at the public offering price less any underwriting discounts and commissions, up to an additional 615,000 shares of Common Stock, which the Underwriters exercised in full on January 23, 2025.

The net proceeds from the Offering are expected to be approximately $243.3 million, which includes the proceeds from the Underwriters' exercise in full of their option to purchase additional shares, after deducting the underwriting discount and estimated offering expenses. The Company will receive nominal proceeds, if any, from the exercise of the Pre-Funded Warrants.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Principal Executive Officer (our Chief Executive Officer) and Principal Financial Officer (our Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness in the design and maintenance of effective Information Technology General Controls (“ITGC”) over certain key financial IT systems described below.

Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

We identified a material weakness related to a lack of design and maintenance of effective ITGC's over certain key financial IT systems. Consequently, our IT application controls and IT dependent manual controls that rely upon the ineffective ITGC's, or that use information from the systems impacted by the ineffective ITGC's were also deemed ineffective because they could have been adversely impacted. This material weakness did not result in any identified misstatements to our financial statements.

Notwithstanding the material weaknesses in our internal control over financial reporting, our management has concluded that our consolidated financial statements and related notes thereto included in this Annual Report fairly present in all material respects the financial condition, results of operations and cash flows of the Company and have been prepared in accordance with generally accepted accounting principles. Our Principal Executive Officer and Principal Financial Officer have certified that, based on each such officer’s knowledge, the financial statements, as well as the other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Annual Report. Ernst & Young LLP has issued an unqualified opinion on our financial statements, which is included in Part IV of this Annual Report on Form 10-K.

Management’s Plan for Remediation of the Material Weakness

Management, with the oversight of the audit committee of the board of directors, is committed to maintaining a strong internal control environment. In response to the material weakness identified above, we have identified and begun to implement remediation efforts which include: (i) developing and implementing additional training and awareness programs addressing ITGCs and policies, including educating control owners concerning the principles and requirements of each control, with a focus on understanding user access and program changes; (ii) engaging third-party consultants to assist with remediation efforts, including enhancing our risk assessment, evaluating gaps in our current processes and controls, and developing a remediation plan; (iii) expanding available resources through internal hiring and; (iv) enhancing quarterly reporting on the remediation measures to the Audit Committee of the Board of Directors.

We believe that these actions, when fully implemented, will remediate the material weakness. However, the material weakness will not be considered fully remediated until management designs and implements effective controls that operate for a sufficient period of time and management has concluded, through testing, that these controls are effective. As we continue to evaluate operating effectiveness and monitor improvements to our internal control over financial reporting, we may take additional measures to address control deficiencies or modify the remediation plan described above.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, it used the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such assessment, and as a result of the material weakness described above, our Principal Executive Officer and Principal Financial Officer concluded that, as of December 31, 2024, our disclosure controls and procedures were not effective at the reasonable assurance level. However, after giving full consideration to this material weakness, our management has concluded that our consolidated financial statements present fairly, in all material respects, our financial position, results of operations and cash flows for the periods disclosed in conformity with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

Other than as discussed above, there have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the twelve months ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Disc Medicine, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Disc Medicine, Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, Disc Medicine, Inc. (the Company) has not maintained effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness related to ineffective information technology general controls, or ITGCs, due to a lack of design and maintenance of effective user access and program change management controls over certain key financial IT systems. Consequently, the related IT application controls and IT dependent manual controls that are dependent on or use information from the systems impacted, were also deemed ineffective.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2024 consolidated financial statements, and this report does not affect our report dated February 27, 2025, which expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Boston, Massachusetts

February 27, 2025

ITEM 9B. OTHER INFORMATION

The following table discloses any officer (as defined in Rule 16a-1(f) under the Exchange Act) or director who entered into, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K) during the three months ended December 31, 2024:

Name and Title	Type of Trading Arrangement	Action Taken (Date of Action)	Duration or End Date	Aggregate Number of Securities to be Sold	Description of Trading Arrangement
William Savage, M.D., Ph.D. Chief Medical Officer	Trading plan intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c)	Adoption (November 18, 2024)	End Date (May 30, 2025)	Up to 21,870	Sale

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission, or SEC, not later than 120 days after the close of our fiscal year ended December 31, 2024.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item regarding executive compensation will be included in our definitive proxy statement for our 2025 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days after December 31, 2024, and such information is incorporated herein by reference (excluding pay versus performance disclosure).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item regarding security ownership of certain beneficial owners and management and related stockholder matters will be included in our definitive proxy statement for our 2025 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days after December 31, 2024, and such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item regarding certain relationships and related transactions, and director independence will be included in our definitive proxy statement for our 2025 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days after December 31, 2024, and such information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Our independent public accounting firm is Ernst & Young, LLP, Boston, MA, PCAOB Auditor ID: 42.

The information required by this item will be included in our definitive proxy statement for our 2025 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days after December 31, 2024, and such information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.
Financial Statements

For a list of the financial statements included herein, see Index to the Consolidated Financial Statements on page 112 of this Annual Report on Form 10-K, incorporated into this Item by reference.

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

4.4	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-39438) filed February 14, 2023).

4.5	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K (File No. 001-39438) filed on January 24, 2025).

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

10.18#

Transition and Separation Agreement, dated as of November 27, 2023, by and between Disc Medicine, Inc. and Joanne Bryce. (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K (File No. 001-39438) filed on March 21, 2024).

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

Exhibit Number	Description

10.21#

Employment Agreement, dated as of February 7, 2024, by and between Disc Medicine, Inc. and Jean M. Franchi (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-39438) filed on February 7, 2024).

10.22#

Form of Non-Qualified Stock Option Agreement Non-Plan Inducement Grant Restricted Stock Unit Award Agreement Non-Plan Inducement Grant (incorporated by reference to Exhibit 99.5 to the Registrant’s Registration Statement on Form S-8 (File No 333-278129) filed on March 21, 2024).

10.23#

Form of Restricted Stock Unit Award Agreement Non-Plan Inducement Grant (incorporated by reference to Exhibit 99.6 to the Registrant’s Registration Statement on Form S-8 (File No 333-278129) filed on March 21, 2024).

10.24

Second Amendment to Lease, dated August 29, 2024, by and between Disc Medicine, Inc. and ARE-MA Region No. 75. LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 12, 2024).

10.25††+

Loan and Security Agreement, dated as of November 6, 2024, by and among Disc Medicine, Inc., the other Borrower party thereto, the Lenders party thereto, and Hercules Capital, Inc., as Agent (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 001-39438) filed on November 8, 2024).

10.26

Controlled Equity OfferingSM Sales Agreement, dated November 15, 2024, by and between Disc Medicine, Inc. and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 1.1 to the Registrant's Current Report on Form 8-K (File No. 001-39438) filed on November 15, 2024).

10.27*††	Side Letter Agreement dated December 24, 2024 by and among Disc Medicine, Inc., Mabwell Therapeutics, Inc. and Mabwell (Shanghai) Bioscience, Inc.

14.1	Code of Business Conduct and Ethics of Disc Medicine, Inc. (incorporated by reference to Exhibit 14.1 to the Registrant’s Current Report on Form 8-K filed on December 29, 2022).

19.1*	Insider Trading Policy

21.1*	List of Subsidiaries of Disc Medicine, Inc.

23.1*	Consent of Ernst & Young LLP, independent registered accounting firm.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1*	Compensation Recovery Policy

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

DISC MEDICINE, INC.

Date: February 27, 2025	By:	/s/ Jean Franchi
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

Signature	Title	Date

/s/ John Quisel	President, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2025
John Quisel, J.D., Ph.D.

/s/ Jean Franchi	Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2025
Jean Franchi

/s/ Donald Nicholson	Director	February 27, 2025
Donald Nicholson, Ph.D.

/s/ Kevin Bitterman	Director	February 27, 2025
Kevin Bitterman, Ph.D.

/s/ Liam Ratcliffe	Director	February 27, 2025
Liam Ratcliffe, M.D., Ph.D.

/s/ William White	Director	February 27, 2025
William White MPP, J.D.

/s/ Mona Ashiya	Director	February 27, 2025
Mona Ashiya, Ph.D.

/s/ Mark Chin	Director	February 27, 2025
Mark Chin, MS, MBA

/s/ Georges Gemayel	Director	February 27, 2025
Georges Gemayel, Ph.D.