Form 10-Q
period 2025-03-31
Disc Medicine, Inc.
filed 2025-05-07
CIK 1816736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 30, 2025 there were 34,634,295 shares of Common Stock, $0.0001 par value per share, outstanding.

i

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or Quarterly Report, of Disc Medicine, Inc., or the Company, contains or incorporates statements that constitute forward-looking statements within the meaning of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Quarterly Report on Form 10-Q may include, for example, statements about:

•
the initiation, timing, progress, results, and cost of our research and development programs and our current and future preclinical studies and clinical trials, including our ongoing APOLLO clinical trial of bitopertin, our ongoing and planned clinical trials of DISC-0974 and our planned Phase 2 clinical trial of DISC-3405, and including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available, and our research and development programs;
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

The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties, and other factors. As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Factors that could cause actual results to differ include, but are not limited to, those discussed in the section titled “Risk Factors” included within Item 1A of this Quarterly Report on Form 10-Q.

RISK FACTOR SUMMARY

Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary and other risks that we believe are material to our investors can be found below under the heading “Item 1A. Risk Factors” and should be carefully considered, together with other information in this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission, or SEC, before making an investment decision regarding our common stock.

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
•
We have not yet progressed any product candidates through a Phase 3 clinical trial and may be unable to successfully complete any additional clinical trials for any product candidates we develop. Certain of our programs are still in preclinical development and may never advance to clinical development.
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
•
Significant political, trade or regulatory developments, unfavorable global economic conditions, and other circumstances beyond our control, could have a material adverse effect on our business, financial condition or results of operations.
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

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DISC MEDICINE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$122,675	$192,434
Marketable securities	571,987	297,447
Prepaid expenses and other current assets	10,938	3,734
Total current assets	705,600	493,615
Property and equipment, net	1,370	751
Right-of-use assets, operating leases	1,457	1,569
Other assets	839	838
Total assets	$709,266	$496,773
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,703	$7,948
Accrued external research and development expenses	7,421	7,141
Other accrued expenses	4,138	8,097
Operating lease liabilities, current	479	130
Total current liabilities	18,741	23,316
Long-term debt, net	28,529	28,322
Operating lease liabilities, non-current	1,634	1,548
Total liabilities	48,904	53,186
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, no shares issued or outstanding as of March 31, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized as of March 31, 2025 and December 31, 2024; 34,581,222 and 29,865,030 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	3	3
Additional paid-in capital	991,911	741,297
Accumulated other comprehensive income	535	289
Accumulated deficit	(332,087)	(298,002)
Total stockholders’ equity	660,362	443,587
Total liabilities and stockholders’ equity	$709,266	$496,773

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISC MEDICINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Operating expenses:
Research and development	$27,763	$23,704
Selling, general and administrative	12,183	7,758
Total operating expenses	39,946	31,462
Loss from operations	(39,946)	(31,462)
Other income (expense), net:
Interest income	6,880	4,519
Interest expense	(897)	—
Other expense	(3)	(1)
Total other income (expense), net	5,980	4,518
Loss before income taxes	(33,966)	(26,944)
Income tax expense	(119)	(5)
Net loss	$(34,085)	$(26,949)
Net loss per share, basic and diluted	$(1.02)	$(1.09)
Weighted-average common shares outstanding, basic and diluted	33,324,745	24,809,869

Comprehensive loss:
Net loss	$(34,085)	$(26,949)
Other comprehensive income:
Foreign currency translation adjustments	14	—
Unrealized gain on marketable securities	232	—
Total other comprehensive income	246	—
Comprehensive loss	$(33,839)	$(26,949)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISC MEDICINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share and per share amounts)

(Unaudited)

	Common Stock $0.0001 Par Value		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2024	29,865,030	$3	$741,297	$289	$(298,002)	$443,587
Issuance of common stock upon exercise of stock options	91,524	—	575	—	—	575
Issuance of common stock upon vesting of restricted stock units	83,672	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	7,814	—	287	—	—	287
Sale of common stock in underwritten offering, net of issuance costs of $15,321	4,533,182	—	234,003	—	—	234,003
Sale of pre-funded warrants in underwritten offering, net of issuance costs of $615	—	—	9,386	—	—	9,386
Stock-based compensation expense	—	—	6,363	—	—	6,363
Foreign currency translation adjustments	—	—	—	14	—	14
Unrealized gain on marketable securities	—	—	—	232	—	232
Net loss	—	—	—	—	(34,085)	(34,085)
Balance at March 31, 2025	34,581,222	$3	$991,911	$535	$(332,087)	$660,362

	Common Stock $0.0001 Par Value		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2023	24,360,233	$2	$533,764	$—	$(188,645)	$345,121
Issuance of common stock upon exercise of stock options	95,467	—	806	—	—	806
Issuance of common stock under employee stock purchase plan	5,736	—	245	—	—	245
Sale of common stock in at-the-market offerings, net of issuance costs of $518	234,449	—	14,790	—	—	14,790
Stock-based compensation expense	—	—	4,058	—	—	4,058
Net loss	—	—	—	—	(26,949)	(26,949)
Balance at March 31, 2024	24,695,885	$2	$553,663	$—	$(215,594)	$338,071

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISC MEDICINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net loss	$(34,085)	$(26,949)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	20	26
Stock-based compensation	6,363	4,058
Amortization/accretion of investment securities	(2,527)	—
Non-cash lease expense	112	142
Non-cash interest expense	207	—
Other non-cash items	15	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(7,230)	(4,112)
Accounts payable	(1,277)	(7,360)
Accrued external research and development expenses	280	3,763
Other accrued expenses	(3,689)	(3,092)
Operating lease liabilities	435	(75)
Net cash used in operating activities	(41,376)	(33,599)
Cash flows from investing activities
Purchases of marketable securities	(347,250)	—
Maturities of marketable securities	75,468	—
Purchases of property and equipment	(851)	(67)
Net cash used in investing activities	(272,633)	(67)
Cash flows from financing activities
Proceeds from sale of common stock in underwritten offering, net of issuance costs paid	234,003	—
Proceeds from sale of pre-funded warrants in underwritten offering, net of issuance costs paid	9,386	—
Proceeds from sale of common stock in at-the-market offerings, net of issuance costs paid	—	14,849
Proceeds from stock option exercises	575	806
Contributions from employee stock purchase plan	287	245
Net cash provided by financing activities	244,251	15,900
Net decrease in cash, cash equivalents and restricted cash	(69,758)	(17,766)
Cash, cash equivalents and restricted cash, beginning of period	192,672	360,616
Cash, cash equivalents and restricted cash, end of period	$122,914	$342,850

	Three Months Ended March 31,
	2025	2024
Supplemental cash flow information
Cash paid for interest	$698	$—
Supplemental disclosure of non-cash activities
Deferred issuance costs related to underwritten offering included in accounts payable and accrued expenses	$225	$—

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

Liquidity and Capital Resources

The Company’s condensed consolidated financial statements have been prepared on the basis of the Company continuing as a going concern. The Company expects that its existing cash, cash equivalents and marketable securities as of March 31, 2025 of $694.7 million will enable the Company to fund its planned operating expense and capital expenditure requirements for at least twelve months from the date of issuance of these condensed consolidated financial statements. The Company has incurred recurring losses and negative cash flows from operations since inception. As of March 31, 2025, the Company had an accumulated deficit of $332.1 million. The Company expects its operating losses and negative operating cash flows to continue into the foreseeable future. The future viability of the Company is dependent on its ability to generate cash from operating activities or to raise additional capital to finance its operations. There can be no assurance that the Company will ever earn revenues or achieve profitability, or if achieved, that the revenues or profitability will be sustained on a continuing basis. In addition, the Company’s preclinical and clinical development activities, manufacturing and commercialization of the Company’s product candidates, if approved, may require significant additional financing.

2. Summary of Significant Accounting Policies

Summary of Significant Accounting Policies

The significant accounting policies used in preparation of the condensed consolidated financial statements are described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2024 and the notes thereto, which are included in the Company’s Annual Report on Form 10-K. There have been no material changes to the significant accounting policies previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

Unaudited Interim Condensed Consolidated Financial Information

The accompanying condensed consolidated financial statements as of March 31, 2025 and for the three months ended March 31, 2025 and 2024 are unaudited. The financial data and other information contained in the notes hereto as of March 31, 2025 and for the three months ended March 31, 2025 and 2024 are also unaudited. The condensed consolidated balance sheet data as of December 31, 2024 was derived from the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements, and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of March 31, 2025 and the results of its operations and cash flows for the three months ended March 31, 2025 and 2024. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2024, and the notes thereto, included in the Company’s Annual Report on Form 10-K.

The results for the three months ended March 31, 2025 and 2024 are not necessarily indicative of results to be expected for the full years, or any other interim periods, or any future year or period.

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting period. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to accrued research and development expenses; stock-based compensation expense; the fair value of the common stock prior to the effective date of the reverse merger with Gemini Therapeutics, Inc. ("Gemini") in December 2022; and income taxes. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it has concluded to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates as there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results may differ materially from those estimates or assumptions.

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

3. Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Cash and cash equivalents	$122,675	$192,434
Restricted cash	239	238
Total cash, cash equivalents and restricted cash as shown on the condensed consolidated statements of cash flows	$122,914	$192,672

The Company's restricted cash balance, which is classified within other assets on the condensed consolidated balance sheets, consists of letters of credit related to leased and subleased office space in Watertown, Massachusetts. The Company is required to maintain a separate cash balance to secure its letters of credit.

4. Marketable Securities

Marketable securities as of March 31, 2025 consisted of the following (in thousands):

		Gross Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Marketable securities available-for-sale:
U.S. treasury securities	$471,180	$528	$(17)	$471,691
U.S. government agency securities	100,259	58	(21)	100,296
Total available-for-sale securities	$571,439	$586	$(38)	$571,987

Marketable securities as of December 31, 2024 consisted of the following (in thousands):

		Gross Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Marketable securities available-for-sale:
U.S. treasury securities	$189,409	$288	$(34)	$189,663
U.S. government agency securities	107,722	85	(23)	107,784
Total available-for-sale securities	$297,131	$373	$(57)	$297,447

As of March 31, 2025, all of the Company’s marketable securities are available to the Company for use in current operations. As a result, the Company has classified all of these securities as current assets even though the stated maturity of some individual securities may be one year or more beyond the balance sheet date. The following table shows the fair value of the Company’s marketable securities, by contractual maturity, as of March 31, 2025 (in thousands):

March 31, 2025
Due within one year	$109,165
Due after one year through five years	462,822
Total available-for-sale securities	$571,987

The aggregate fair value of marketable securities with unrealized losses was $105.2 million and $51.0 million as of March 31, 2025 and December 31, 2024, respectively. As of March 31, 2025 and December 31, 2024, eleven investments and five investments were in an unrealized loss position, respectively. All such investments have been in an unrealized loss position for less than a year and these losses are considered temporary. The Company has the ability and intent to hold these investments until a recovery of their amortized cost, which may not occur until maturity. The Company expects that U.S. treasury and U.S. government agency securities are subject to minimal credit risk. As a result, the Company did not record any charges for credit-related impairments for its available-for-sale securities for three months ended March 31, 2025 and 2024.

5. Fair Value Measurements

The following tables present information about the Company’s assets and liabilities that are regularly measured and carried at fair value on a recurring basis and indicate the level within the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value, which is described further within Note 2 - Summary of Significant Accounting Policies to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Financial assets and liabilities measured at fair value on a recurring basis are summarized as follows (in thousands):

	March 31, 2025
	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$54,419	$—	$—
U.S. treasury securities	—	52,615	—
Total cash equivalents	54,419	52,615	—
Marketable securities:
U.S. treasury securities	—	471,691	—
U.S. government agency securities	—	100,296	—
Total marketable securities	—	571,987	—
Total assets	$54,419	$624,602	$—

	December 31, 2024
	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$88,735	$—	$—
U.S. treasury securities	—	91,916	—
Total cash equivalents	88,735	91,916	—
Marketable securities:
U.S. treasury securities	—	189,663	—
U.S. government agency securities	—	107,784	—
Total marketable securities	—	297,447	—
Total assets	$88,735	$389,363	$—

The fair value of the Company’s Level 1 cash equivalents, consisting of money market funds, is based on quoted market prices in active markets with no valuation adjustment. The fair value of the Company’s Level 2 cash equivalents consisting of U.S. treasury securities with original maturities of three months or less and marketable securities consisting of U.S. treasury and U.S. government agency securities with original maturities 24 months or less, are determined through third-party pricing services. There have been no impairments of the Company’s assets measured and carried at fair value during the three months ended March 31, 2025 and 2024. In addition, there were no changes in valuation techniques or transfers between Level 1, Level 2 and Level 3 financial assets during the three months ended March 31, 2025 and 2024. The Company did not have any non-recurring fair value measurements on any assets or liabilities during the three months ended March 31, 2025 and 2024.

6. Other Accrued Expenses

Other accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Accrued employee-related expenses	$1,813	$7,211
Accrued professional fees	1,818	531
Accrued other	507	355
Total other accrued expenses	$4,138	$8,097

7. Development and License Agreements

License and Stock Purchase Agreement with AbbVie Deutschland GmbH & Co. KG (“AbbVie”)

In September 2019, the Company entered into an agreement with AbbVie, pursuant to which AbbVie granted the Company an exclusive license, with the right to grant sublicenses, to certain AbbVie intellectual property.

Under this agreement, the Company paid a non-refundable, non-creditable upfront fee of $0.6 million. The Company is also obligated to make aggregate payments upon the achievement of certain development, commercialization and sales-based milestones up to $18.0 million, $45.0 million and $87.5 million, respectively on a licensed product-by-licensed product basis. In addition, the Company is also obligated to pay royalties based on net sales of the licensed products on a licensed product-by-licensed product and country-by-country basis.

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

During the three months ended March 31, 2025, the Company dosed the first patient in the Phase 2 clinical trial of DISC-0974. Per the license agreement, a milestone payment of $3.0 million was paid to AbbVie on January 31, 2025. As of March 31, 2025, no additional milestones had been achieved.

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

The Company is obligated to make contingent payments to Roche up to an aggregate of $50.0 million in development and regulatory milestone payments for development and approval in a first indication and up to an aggregate of $35.0 million in development and regulatory milestone payments for development and approval in a second indication. The Company is also obligated to make contingent payments to Roche up to an aggregate of $120.0 million based on achievement of certain thresholds for annual net sales of licensed products. Roche is also eligible to receive tiered royalties on net sales of commercialized products, at rates ranging from high single-digits to high teens. Pursuant to the terms of the Roche Agreement and in connection with the Company's reverse merger with Gemini, the Company issued 482,313 shares of the Company to Roche for no consideration.

The next potential milestone payments include $10.0 million due upon the initiation of the first Phase 3 clinical trial with a licensed product in a first indication and $15.0 million due upon regulatory approval in the United States with a licensed product in a first indication. As of March 31, 2025, none of the milestones had been achieved.

License Agreement with Mabwell Therapeutics, Inc. ("Mabwell")

In January 2023, the Company entered into an exclusive license agreement with Mabwell pursuant to which Mabwell granted the Company an exclusive and sublicensable license to certain Mabwell intellectual property.

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

In October 2023, the Company dosed the first patient in the Phase 1 clinical trial for DISC-3405, resulting in a milestone payment of $5.0 million to Mabwell. The next potential milestone payments include $10.0 million due upon the initiation of a Phase 2 clinical trial for DISC-3405 and $5.0 million due upon the initiation of a Phase 1b clinical trial with a licensed product in a second indication. As of March 31, 2025, neither of these milestones had been achieved.

License Agreement with Oak Bay Biosciences, Inc. (“OBB”)

In December 2024, the Company entered into an out-license agreement with OBB pursuant to which the Company granted an exclusive license, with the right to grant sublicenses, to certain Gemini intellectual property. Under the terms of the agreement, the Company received an upfront payment of $0.2 million with additional consideration receivable upon the achievement of certain clinical, regulatory and sales milestones up to $7.0 million, $35.0 million, and $160.0 million, respectively. As of March 31, 2025, none of the milestones had been achieved and are not considered probable of achievement.

8. Long-Term Debt

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

The Hercules Loan Agreement provides for a final payment ("End of Term Charge"), payable upon maturity or the repayment of the obligations in full or in part (on a pro rata basis), equal to 6.75% of the aggregate principal amount of term loans advanced to the Company and repaid on such date, which is being accrued on the Company's condensed consolidated balance sheets.

The Company recorded debt discount and debt issuance costs of $1.8 million upon closing of the Hercules Loan Agreement. Debt discount and unamortized debt issuance costs were recorded as a reduction of the carrying amount on the term loan and are amortized as interest expense using the effective-interest method. In addition, unamortized deferred financing costs of $0.6 million were recorded in other assets as of March 31, 2025, related to the Company's right to borrow additional amounts in the future.

Interest expense for the three months ended March 31, 2025 was $0.9 million. As of March 31, 2025, the carrying value of the Term Loan Facility approximates its fair value.

The obligations under the Term Loan Facility as of March 31, 2025 consisted of the following (in thousands):

March 31,
2025
Principal term loan balance	$30,000
Unamortized debt discount and issuance costs	(1,648)
Accrued end of term fee	177
Long-term debt, net	$28,529

The annual principal payments due under the Term Loan Facility as of March 31, 2025 were as follows (in thousands):

Remainder of 2025	$—
2026	—
2027	—
2028	2,203
2029	27,797
Total	$30,000

The table of future principal payments excludes the End of Term Charge of $2.0 million, which is due upon the maturity of the loan.

9. Stockholders' Equity

Preferred Stock

The Company was authorized to issue up to 10,000,000 shares of preferred stock, $0.0001 par value per share. As of March 31, 2025, no shares of preferred stock were issued or outstanding.

Common Stock

The Company was authorized to issue up to 100,000,000 shares of common stock, $0.0001 par value per share. As of March 31, 2025, 34,581,222 shares of common stock were issued and outstanding.

Underwritten Offerings

January 2025 Offering

In January 2025, in connection with an underwriting agreement with Jeffries LLC, Leerink Partners LLC, Stifel, Nicolaus & Company, Incorporated and Cantor Fitzgerald & Co., the Company issued 4,533,182 shares of its common stock, which included the exercise in full by the underwriters of their option to purchase up to 615,000 additional shares of common stock, at a public offering price of $55.00 per share. The Company also sold pre-funded warrants to purchase an aggregate of 181,818 shares of common stock at a price of $54.9999 per pre-funded warrant. The Company received aggregate net proceeds of $243.4 million, after deducting offering expenses of $15.9 million. As of March 31, 2025, none of the 181,818 pre-funded warrants had been exercised.

June 2024 Offering

In June 2024, the Company entered into an underwriting agreement with Leerink Partners LLC related to an underwritten offering of 4,944,000 shares of common stock of the Company, par value $0.0001 per share, at a price to the public of $36.00 per share. The Company received net proceeds of $172.5 million, after deducting the underwriting discount and offering expenses of $5.5 million.

June 2023 Offering

In June 2023, the Company issued 3,015,919 shares of its common stock upon the completion of its public follow-on offering, which included the exercise in full by the underwriters of their option to purchase up to 420,000 additional shares of common stock, at a public offering price of $49.00 per share. The Company also sold, in lieu of shares of the Company’s common stock, pre-funded warrants to purchase an aggregate of 204,081 shares of common stock at a price of $48.9999 per pre-funded warrant. As of March 31, 2025, none of the 204,081 pre-funded warrants had been exercised.

ATM Programs

Cantor Fitzgerald & Co. (“Cantor”)

On November 15, 2024, the Company entered into a Controlled Equity Offering Sales Agreement (the “Cantor ATM Agreement”) with Cantor, pursuant to which the Company may, from time to time in its sole discretion, issue and sell to or through Cantor, acting as sales agent, shares of the Company’s common stock, par value $0.0001 per share having an aggregate offering price of up to $200.0 million. This offering was made pursuant to the Company's effective registration statement on Form S-3 filed in August 2024 (the "August 2024 Shelf"). As of March 31, 2025, there been had no issuances or sales under the Cantor ATM Agreement.

Jefferies LLC ("Jefferies")

In October 2023, the Company entered into an Open Market Sale Agreement with Jefferies as sales agent (the “Jefferies ATM Agreement”) to provide for the offering, issuance and sale by the Company of up to $59.7 million of the Company’s common stock from time to time in at-the-market ("ATM") offerings under the Company's registration statement on Form S-3 filed in January 2023. In November 2023, the Company filed a shelf registration statement on Form S-3 with the SEC, which covered the offering, issuance and sale by the Company of up to an aggregate of $400.0 million of the Company’s common stock, preferred stock, debt securities, warrants or units (the “November 2023 Shelf”). On December 5, 2023, the Company and Jefferies entered into an amendment to the Jefferies ATM Agreement to increase the aggregate offering price of the shares of common stock that the Company may offer under the Jefferies ATM Agreement from $59.7 million to $200.0 million. The material terms and conditions of the Jefferies ATM Agreement otherwise remained unchanged. On November 15, 2024, the Company terminated the Jefferies ATM Agreement.

During the three months ended March 31, 2024, the Company sold an aggregate of 234,449 shares of common stock in Jefferies ATM offerings under the November 2023 Shelf and pursuant to the Jefferies ATM Agreement. Aggregate gross proceeds from the transactions were $15.3 million and the Company received $14.8 million in net proceeds, after deducting placement agent fees and offering expenses.

10. Stock-Based Compensation

Equity Plans

The Company grants stock-based awards under its 2021 Stock Option and Incentive Plan (the “2021 Plan”), which was approved by its stockholders in February 2021 and amended and restated in January 2023. The Company also has outstanding stock option awards under its 2017 Stock Option and Grant Plan (the “Private Disc Plan”) but is no longer granting awards under this plan or its 2021 Inducement Plan. The Company also grants awards under its 2021 Employee Stock Purchase Plan (the “2021 ESPP”), which was approved by the Company's stockholders in July 2021 and amended and restated in January 2023.

Out-of-Plan Inducement Grants

From time to time, the Company grants equity awards to newly hired executives as a material inducement to enter into employment with the Company. These grants are made in accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules and are issued outside the 2021 Plan, the 2021 Inducement Plan and each of the other stock incentive plans described above.

Stock-Based Compensation Expense

Total stock-based compensation expense recorded as research and development and selling, general and administrative expenses, respectively, for employees, directors and non-employees is as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development	$2,959	$1,543
Selling, general and administrative	3,404	2,515
Total stock-based compensation expense	$6,363	$4,058

11. Income Taxes

The Company did not record a provision or benefit for federal income taxes during the three months ended March 31, 2025 and 2024. The Company recorded state income tax expense of $0.1 million and less than $0.1 million for the three months ended March 31, 2025 and 2024, respectively, due to interest income. The Company continues to maintain a full valuation allowance against all of its deferred tax assets.

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

12. Net Loss Per Share

Basic and diluted net loss per share is computed by dividing net loss by the weighted-average common shares outstanding. The weighted-average common shares outstanding used in the basic and diluted net loss per share calculation includes pre-funded warrants issued in connection with the Company’s January 2025 underwritten offering and June 2023 follow-on public offering. As of March 31, 2025 and March 31, 2024, 385,899 and 204,081 pre-funded warrants were outstanding, respectively.

The following table sets forth the computation of the Company’s basic and diluted net loss per share (in thousands, except share and per share data):

	Three months ended March 31,
	2025	2024
Numerator:
Net loss	$(34,085)	$(26,949)
Denominator:
Weighted-average common shares outstanding, basic and diluted	33,324,745	24,809,869
Net loss per share, basic and diluted	$(1.02)	$(1.09)

The Company has generated a net loss in all periods presented, so the basic and diluted net loss per share are the same, as the inclusion of the potentially dilutive securities would be anti-dilutive. The Company excluded the following potential common shares from the computation of diluted net loss per share because including them would have had an anti-dilutive effect:

	Three months ended March 31,
	2025	2024
Restricted stock units	889,724	368,714
Options to purchase common stock	3,364,505	2,948,273
Employee stock purchase program	6,925	1,919

13. Segment Information

The Company manages its operations as a single operating segment for the purposes of assessing performance and making operating decisions, resulting in a single reportable segment. The Company has determined that its Chief Operating Decision Maker

("CODM") is its Chief Executive Officer. The Company’s CODM reviews the Company’s financial information on a consolidated basis for the purpose of allocating resources and assessing financial performance.

The key measure of segment profit or loss that the CODM uses to allocate resources and assess performance is the Company’s consolidated net loss, as reported on the condensed consolidated statements of operations and comprehensive loss. In addition, the CODM is regularly provided the significant segment expense categories included in the table below, which are reviewed against budgeted expectations to assist in resource allocation decision-making. The categories reflect a change made during the first quarter of 2025 to separately present commercial expense. The prior period has been recast to reflect this update.

	Three Months Ended March 31,
	2025	2024
Bitopertin program external expense	$(8,435)	$(6,369)
DISC-0974 program external expense	(6,121)	(3,771)
DISC-3405 program external expense	(1,668)	(4,701)
Other external research and development expense	(1,832)	(1,720)
Internal and other research and development expense	(6,748)	(5,399)

Commercial expense	$(1,921)	$(201)

General and administrative expense	$(6,858)	$(5,243)

Stock-based compensation expense	$(6,363)	$(4,058)

Other segment items*	$5,861	$4,513

Net loss	$(34,085)	$(26,949)

*Other segment items include interest income, interest expense, other expense, and income tax expense as reported on the condensed consolidated statements of operations and comprehensive loss.

Assets regularly provided to the CODM are consistent with those reported on the condensed consolidated balance sheets with particular emphasis on the Company’s available liquidity, including its cash, cash equivalents and marketable securities balances. All of the Company’s tangible assets are held in the United States.

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

Legal Proceedings

The Company, from time to time, may be party to litigation arising in the ordinary course of business. The Company was not subject to any material legal proceedings during the three months ended March 31, 2025 and 2024 and, to the best of its knowledge, no material legal proceedings are currently pending or threatened.

Payments Upon Termination

The Company enters into contracts in the normal course of business with contract research organizations ("CROs"), contract development and manufacturing organizations ("CDMOs") and other third parties for preclinical studies, clinical trials and manufacturing services. These contracts typically do not contain minimum purchase commitments and are generally cancelable by the Company upon written notice. Payments due upon cancellation consist of payments for services provided or expenses incurred, including noncancelable obligations of the Company’s service providers, up to the date of cancellation and, in the case of certain arrangements with CROs and CDMOs, may include noncancelable fees. Under such agreements, the exact amounts owed by the Company in the event of termination will be based on the timing of the termination and the exact terms of the agreement. As of

March 31, 2025, the Company has not recognized any amounts related to these contingencies as the amount and timing of such payments are not fixed and estimable.

15. Related Party Transactions

In January 2025 and June 2024, certain existing investors participated in the Company's underwritten offerings (see Note 9 - Stockholders' Equity).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing at the beginning of this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes appearing at the end of our Annual Report on Form 10-K for the year ended December 31, 2024. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.

Overview

We are a clinical-stage biopharmaceutical company focused on the discovery, development, and commercialization of novel treatments for patients suffering from serious hematologic diseases. We have assembled a portfolio of clinical and preclinical product candidates that aim to modify fundamental biological pathways associated with the formation and function of red blood cells, specifically heme biosynthesis and iron homeostasis. Our current pipeline includes bitopertin for the treatment of erythropoietic porphyrias, or EPs, including erythropoietic protoporphyria, or EPP, and X-linked protoporphyria, or XLP, and Diamond-Blackfan Anemia, or DBA; DISC-0974 for the treatment of anemia of myelofibrosis, or MF, and anemia of chronic kidney disease, or CKD; and DISC-3405 for the treatment of polycythemia vera, or PV, and other hematologic disorders. In addition, our preclinical programs also include DISC-0998, for the treatment of anemia associated with inflammatory diseases. Our approach to product candidate development leverages well-understood molecular mechanisms that have been validated in humans. We believe that each of our product candidates, if approved, has the potential to improve the lives of patients suffering from hematologic diseases.

Bitopertin is the lead product candidate in our heme biosynthesis modulation portfolio. Bitopertin was previously evaluated by F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., or collectively, Roche, in a comprehensive clinical program in over 4,000 individuals in other indications which demonstrated the activity of bitopertin as a glycine transporter 1, or GlyT1, inhibitor and its effect on heme biosynthesis. We are initially developing bitopertin for the treatment of EPs, including EPP and XLP, which are part of a group of severe diseases, known as porphyrias, caused by defects in the heme biosynthesis pathway that cause an accumulation of toxic metabolites referred to as porphyrins, resulting in skin hypersensitivity to sunlight and some types of artificial light. In June and December 2023, we presented interim data from BEACON, a Phase 2 open-label, parallel-dose clinical trial of bitopertin in EPP and XLP patients conducted at sites in Australia. In April 2024, we presented topline data from AURORA, a Phase 2, randomized, double-blind, placebo-controlled clinical trial of bitopertin in EPP patients conducted at sites in the United States. Additional analyses of the BEACON and AURORA trials were presented in June 2024 and in December 2024. In both trials, bitopertin significantly reduced the toxic metabolite, protoporphyrin IX, or PPIX, and was associated with improvements in measures of time spent in sunlight and quality of life, demonstrating a clear association between PPIX reduction and clinical endpoints. In addition, bitopertin was generally well-tolerated. All participants who complete AURORA or BEACON are eligible to participate in HELIOS, an ongoing open-label, long-term extension study of bitopertin in EPP and XLP. In our end-of-Phase 2 meeting, the U.S. Food & Drug Administration, or the FDA, agreed with the potential for reduction of PPIX to serve as a surrogate endpoint to support a potential accelerated approval of bitopertin in EPP and XLP. Under the FDA’s Accelerated Approval Program, we would have the potential to submit a New Drug Application, or NDA, for bitopertin in EPP and XLP based on our existing data, and we would be required to conduct a post-marketing confirmatory clinical trial. In our Type C meeting with the FDA in December 2024, we aligned with the FDA on the design of APOLLO, a randomized, double-blind, placebo-controlled, clinical trial of bitopertin in EPP and XLP patients that in the setting of an accelerated approval would serve as a post-marketing confirmatory clinical trial. We have now initiated the APOLLO trial and anticipate submitting an NDA for accelerated approval of bitopertin in EPP and XLP in the second half of 2025. APOLLO is also intended to serve as a registrational trial with respect to any potential future marketing applications for bitopertin in EPP and XLP in jurisdictions outside the U.S. We have also entered into a collaborative research and development agreement with the National Institutes of Health, or NIH, to conduct a clinical trial of bitopertin in DBA, which began in July 2023. We are planning additional trials of bitopertin in other indications.

DISC-0974 is the lead product candidate in our iron homeostasis portfolio and was licensed from AbbVie Deutschland GmbH & Co. KG, or AbbVie. DISC-0974 is designed to suppress hepcidin production and increase serum iron levels. We completed a Phase 1 clinical trial in healthy volunteers in the U.S. in June 2022 with results showing an acceptable tolerability profile and evidence of target engagement, iron mobilization and augmented erythropoiesis. We initiated a Phase 1b/2 clinical trial in June 2022 in patients with anemia of MF, and initiated a separate Phase 1b/2 clinical trial in February 2023 in patients with non-dialysis dependent CKD and anemia. We presented interim data from both of these trials in December 2023 as well as additional interim data for anemia of MF in June 2024 and for non-dialysis dependent CKD and anemia in October 2024. This additional interim data included safety data and changes in hepcidin, iron, and hemoglobin levels for additional patients, as well as longer follow-up. In December 2024, we presented additional analyses of the Phase 1b study in anemia of MF and initiated the open-label Phase 2 portion of this clinical trial. We expect to report initial data from this Phase 2 trial in the second half of 2025. We also expect to report data from the multiple-ascending dose, or MAD, portion of the Phase 1b trial in patients with non-dialysis dependent CKD and anemia in the second half of 2025. We are also planning additional trials of DISC-0974 in other anemias of inflammation. In addition, we are developing a preclinical anti-hemojuvelin, or HJV, monoclonal antibody, DISC-0998, which also targets hepcidin suppression and was licensed from AbbVie. DISC-0998 is designed to increase serum iron levels and has an extended serum half-life as compared to DISC-0974. We believe this profile may be desirable in certain subsets of patients with anemia associated with inflammatory diseases.

Lastly, we are developing DISC-3405, a monoclonal antibody against Transmembrane Serine Protease 6, or TMPRSS6, that we licensed from Mabwell Therapeutics, Inc., or Mabwell. DISC-3405 is part of our iron homeostasis portfolio and is designed to induce hepcidin production and reduce serum iron levels. We initiated a Phase 1 clinical trial of DISC-3405 in healthy adult volunteers in October 2023 and presented interim data from the single-ascending dose, or SAD, portion of this clinical trial in June 2024. We presented data from the MAD portion of this Phase 1 healthy volunteer study of DISC-3405 in December 2024. We expect to develop DISC-3405 for the treatment of PV and other hematologic disorders and plan to initiate a Phase 2 clinical trial of DISC-3405 in the first half of 2025.

In January 2025 we completed an underwritten offering of shares of our common stock and pre-funded warrants for net proceeds of $243.4 million, after deducting offering expenses. As of March 31, 2025, we had cash, cash equivalents and marketable securities of $694.7 million. We believe that our cash, cash equivalents and marketable securities will be sufficient to fund our current operating and capital expenditure plans and our debt service obligations into 2028, without taking into account any potential net cash inflows from bitopertin or any other marketed product, if approved during such period. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See "Liquidity and Capital Resources" for additional details.

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

We anticipate that our selling, general and administrative expenses will increase substantially in the future as we increase our headcount to support our continued research and development and potential commercialization activities, including establishing a sales, marketing and distribution infrastructure to commercialize any product candidates for which we may obtain marketing approval.

Other Income (Expense), Net

Interest Income

Interest income primarily consists of interest earned on cash equivalents, consisting of money market funds, U.S. treasury securities and certificates of deposit, as well as marketable securities, consisting of U.S. treasury securities and U.S. government agency securities.

Interest Expense

Interest expense primarily consists of amortization of debt issuance costs and discount and interest expense under the Hercules Loan Agreement.

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024

The following table summarizes our results of operations for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024	Change
Operating expenses:
Research and development	$27,763	$23,704	$4,059
Selling, general and administrative	12,183	7,758	4,425
Total operating expenses	39,946	31,462	8,484
Loss from operations	(39,946)	(31,462)	(8,484)
Other income (expense), net:
Interest income	6,880	4,519	2,361
Interest expense	(897)	—	(897)
Other expense	(3)	(1)	(2)
Total other income (expense), net	5,980	4,518	1,462
Loss before income taxes	(33,966)	(26,944)	(7,022)
Income tax expense	(119)	(5)	(114)
Net loss	$(34,085)	$(26,949)	$(7,136)

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024	Change
Bitopertin	$8,435	$6,369	$2,066
DISC-0974	6,121	3,771	2,350
DISC-3405	1,668	4,701	(3,033)
Other research programs and expenses	2,643	2,429	214
Personnel-related (including equity-based compensation)	8,896	6,434	2,462
Total research and development expenses	$27,763	$23,704	$4,059

Research and development expenses were $27.8 million for the three months ended March 31, 2025, compared to $23.7 million for the three months ended March 31, 2024. The increase of $4.1 million was primarily due to increases of $2.4 million and $2.1 million in DISC-0974 and bitopertin development expense, respectively, related to advancing the clinical trials and drug manufacturing activity. In addition, personnel-related costs increased $2.5 million related to higher research and development headcount, including an increase of $1.4 million in stock-based compensation driven by awards granted under our equity compensation plans. These increases were partially offset by a decrease of $3.0 million in DISC-3405 development expense related to manufacturing costs incurred in the three months ended March 31, 2024 that did not recur in the three months ended March 31, 2025.

Selling, General and Administrative Expenses

The following table summarizes our selling, general and administrative expenses for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024	Change
Personnel-related (including equity-based compensation)	$6,820	$4,815	$2,005
Legal, consulting and professional fees	4,234	2,138	2,096
Other expenses	1,129	805	324
Total selling, general and administrative expenses	$12,183	$7,758	$4,425

Selling, general and administrative expenses were $12.2 million for the three months ended March 31, 2025, compared to $7.8 million for the three months ended March 31, 2024. The increase of $4.4 million was due to an increase of $2.0 million in personnel-related costs due to higher selling, general and administrative headcount, including an increase of $0.9 million in stock-based compensation driven by awards granted under our equity compensation plans. There was also a $2.1 million increase in legal, consulting, and professional fees primarily related to developing our commercialization capabilities.

Other Income (Expense), Net

Other income (expense), net was $6.0 million for the three months ended March 31, 2025, compared to $4.5 million for the three months ended March 31, 2024. The increase of $1.5 million was primarily due to an increase in interest income based on increases in our cash, cash equivalents and marketable securities balances.

Income Tax Expense

Income tax expense was $0.1 million for the three months ended March 31, 2025, compared to less than $0.1 million for the three months ended March 31, 2024. This expense relates to state income tax resulting from an increase in interest income.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses. We expect to continue to incur significant expenses and operating losses in the foreseeable future as we advance the clinical development of our product candidates. We expect that our research and development and selling, general and administrative costs will continue to increase significantly, including in connection with conducting clinical trials and manufacturing for our product candidates to support potential commercialization and providing selling, general and administrative support for our operations, including the costs associated with operating as a public company. As a result, we may need additional capital to fund our operations, which we may obtain from additional equity or debt financings, collaborations, licensing arrangements or other sources. See “Risk Factors” included within Item 1A of this Quarterly Report on Form 10-Q for additional risks associated with our substantial capital requirements.

To date, we have funded our operations primarily with proceeds from the sale of our convertible preferred stock and common stock, the proceeds from the merger with Gemini, proceeds from various private and public sales of our equity securities and proceeds from borrowings under the Hercules Loan Agreement. Through March 31, 2025, we have received net proceeds of $144.5 million from sales of our Series Seed, Series A and Series B convertible preferred stock, $89.5 million from the merger with Gemini, $721.0 million from various private and public sales of our equity securities, and $27.6 million from borrowings under the Hercules Loan Agreement. As of March 31, 2025, we had cash, cash equivalents and marketable securities of $694.7 million.

We have incurred significant operating losses since inception and, as of March 31, 2025, had an accumulated deficit of $332.1 million. In addition, we expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future. We believe that our cash, cash equivalents and marketable securities will be sufficient to fund our current operating and capital expenditure plans and our debt service obligations into 2028 without taking into account any potential net cash inflows from bitopertin or any other marketed product, if approved during such period. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. We may also pursue additional cash resources through public or private equity offerings, collaborations or additional debt financings.

Cash Flows

The following table provides information regarding our cash flows for each period presented (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash (used in) provided by:
Operating activities	$(41,376)	$(33,599)
Investing activities	(272,633)	(67)
Financing activities	244,251	15,900
Net decrease in cash, cash equivalents and restricted cash	$(69,758)	$(17,766)

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

During the three months ended March 31, 2025, net cash used in operating activities of $41.4 million was primarily due to our net loss of $34.1 million and the change in operating assets and liabilities of $11.5 million. These were partially offset by non-cash expenses of $4.2 million which included $6.4 million in stock-based compensation, reduced by $2.5 million from amortization and accretion of investment securities.

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

Investing Activities

During the three months ended March 31, 2025, net cash used in investing activities was primarily due to purchases of marketable securities of $347.3 million, partially offset by maturities of marketable securities of $75.5 million.

During the three months ended March 31, 2024, net cash used in investing activities was due to purchases of property and equipment.

Financing Activities

During the three months ended March 31, 2025, net cash provided by financing activities of $244.3 million consisted primarily of aggregate net proceeds of $243.4 million from our underwritten offering in January 2025.

During the three months ended March 31, 2024, net cash provided by financing activities of $15.9 million consisted primarily of aggregate net proceeds of $14.8 million from the at-the-market offerings.

Future Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance our product candidates into and through clinical development and continue to operate as a public company. Our funding requirements and the timing and amount of our operating expenditures will depend largely on:

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

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations as of March 31, 2025 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Operating lease commitments(1)(2)	$3,742	$789	$1,408	$1,545	$—
Total	$3,742	$789	$1,408	$1,545	$—

(1) Amounts reflect contractual rent payments due for our leased and subleased office spaces in Watertown, Massachusetts as of March 31, 2025 and include contractual payments due under our forward-starting lease which is expected to commence in December 2026. The term date for our existing lease is December 31, 2029 and the term date for our existing sublease is November 30, 2026.

(2) Table excludes the impact of tenant improvement allowance reimbursements of $0.2 million which are expected to be received in less than one year. Of this total, $0.1 million relates to our existing leased office space and $0.1 million relates to our forward-starting lease.

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of our condensed consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and costs and expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions. See our Annual Report on Form 10-K for the year ended December 31, 2024 for more information about critical accounting policies as well as a description of our other significant accounting policies.

There have been no material changes to our critical accounting estimates from those described in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2024.

Recently Issued and Adopted Accounting Pronouncements

A description of recently issued and certain recently adopted accounting pronouncements that have or may potentially impact our financial position and results of operations is included in Note 2 - Summary of Significant Accounting Policies to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

As of March 31, 2025, we had cash, cash equivalents and marketable securities of $694.7 million which consisted of cash, money market funds U.S. treasury securities and U.S. government agency securities, which are classified as available-for-sale securities. As of December 31, 2024, we had cash and cash equivalents of $489.9 million, which consisted of cash, money market funds and U.S. treasury securities. Our primary investment objectives are the preservation of capital and the maintenance of liquidity, and our investment policy defines allowable investments based on quality of the institutions and financial instruments designed to minimize risk exposure. Our exposure to interest rate sensitivity is affected by changes in the general level of U.S. interest rates. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term maturities and low risk profiles of our investments, we do not anticipate a significant exposure to interest rate risk. If market interest rates were to increase immediately and uniformly by one percentage point from levels as of March 31, 2025, the net fair value of our marketable securities would decrease by approximately $3.6 million.

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

Inflation generally affects us by increasing our cost of labor and contract research. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2025 and 2024.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Principal Executive Officer (our Chief Executive Officer) and Principal Financial Officer (our Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness in the design and maintenance of effective Information Technology General Controls (“ITGC”) over certain key financial IT systems described below.

Material Weakness

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, we identified a material weakness related to a lack of design and maintenance of effective ITGC's over certain key financial IT systems. Consequently, our IT application controls and IT dependent manual controls that rely upon the ineffective ITGC's, or that use information from the systems impacted by the ineffective ITGC's were also deemed ineffective because they could have been adversely impacted.

The material weakness identified above did not result in any material misstatements in our financial statements or disclosures, and there were no changes to previously released financial results. Our management concluded that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP.

Remediation of Material Weakness

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

Changes in Internal Control Over Financial Reporting

Except as described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our net losses were $34.1 million and $26.9 million for the three months ended March 31, 2025 and 2024, respectively. We had an accumulated deficit of $332.1 million as of March 31, 2025. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations. We expect our research and development expenses to increase significantly in connection with the commencement and continuation of clinical trials of our product candidates. In addition, if we obtain regulatory approval for our product candidates, we will incur significant sales, marketing and manufacturing expenses. We also will continue to incur additional costs associated with operating as a public company and expect to continue to incur significant and increasing operating losses over the next several years and for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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

Our ability to become profitable depends upon our ability to generate revenue. To date, we have not generated collaborative revenue from our product candidates and have not generated revenue from product sales. We do not expect to generate significant revenue unless and until we obtain regulatory approval of, and begin to sell, one or more of our product candidates, which may take longer than we anticipate, or may not occur at all. Our ability to generate revenue depends on a number of factors, including, but not limited to, our ability to:

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

We believe that our cash, cash equivalents and marketable securities will enable us to fund operating expenses and capital expenditure requirements into 2028, without taking into account any potential net cash inflows from bitopertin or any other marketed product, if approved during such period. However, we have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than expected. Our future capital requirements will depend on and could increase significantly as a result of many factors, including:

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

Risks Related to the Discovery and Development of Our Product Candidates

We have not yet progressed any product candidates through a Phase 3 clinical trial and may be unable to successfully complete any additional clinical trials for any product candidates we develop. Certain of our programs are still in preclinical development and may never advance to clinical development.

We currently have only three product candidates in clinical development, none of which has yet progressed through a completed Phase 3 clinical trial. As such, we have not yet demonstrated our ability to successfully complete large-scale, pivotal clinical trials, obtain regulatory approvals, manufacture a commercial scale product or arrange for a third party to do so on our behalf or conduct sales and marketing activities necessary for successful commercialization. The majority of our programs are still in preclinical and early to mid-stage clinical development. Our clinical programs may not advance to the next stage of clinical development, and our preclinical programs may never advance to clinical development or through clinical development, as applicable. We may not initiate any clinical trial of our product candidates until we have submitted an IND to the FDA or comparable submissions with equivalent regulatory authorities and received regulatory clearance. We may not be able to submit INDs or other regulatory filings for bitopertin or any of our other product candidates on the timelines we expect, if at all. For example, we may experience manufacturing delays or other delays with IND-enabling studies. Moreover, we cannot be sure that submission of regulatory filings with the FDA or other regulatory authorities will result in such regulatory authorities allowing clinical trials to begin on a timely basis or at all, or that, once begun, such trials will be completed on schedule, if at all, or that issues will not arise that require us to revise, postpone, suspend or terminate our clinical trials. For example, we filed an IND in April 2022 with the FDA to initiate the AURORA Phase 2 trial of bitopertin in EPP patients, but the FDA initially placed the initiation of this trial on clinical hold; we received clearance to initiate the study in July 2022 after the study design was finalized with the FDA, and we initiated the study in October 2022. Commencing any of our clinical trials is subject to finalizing the trial design based on discussions with the FDA and other regulatory authorities. Any guidance we receive from the FDA or other regulatory authorities is subject to change. These regulatory authorities could change their position, including on the acceptability of our trial designs or the clinical endpoints selected, which may require us to complete additional clinical trials or result in the composition of stricter approval conditions than currently expected. For a further example, we relied on the data package generated by F. Hoffmann-La Roche Ltd. and Hoffmann-La Roche Inc., or collectively, Roche, to support our IND submission for bitopertin to initiate our AURORA Phase 2 clinical trial in patients with EPP, as well as our submission of an application with the Australian Therapeutic Goods Administration, or TGA, for our BEACON Phase 2 clinical trial in patients with EPP or XLP, and it is possible that the FDA or TGA, as applicable, may require us to conduct additional preclinical studies to support a future marketing application of bitopertin. Successful completion of our clinical trials is a prerequisite to submitting an NDA or a BLA to the FDA, a Marketing Authorisation Application, or MAA, to the European Medicines Agency, or EMA, or other marketing applications to regulatory authorities in other jurisdictions, for each product candidate and, consequently, the regulatory approval of each product candidate.

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

We conducted BEACON, our Phase 2 open-label, parallel-dose clinical trial of bitopertin in EPP and XLP patients, at sites in Australia. All participants who complete BEACON are eligible to participate in HELIOS, an open-label, long-term extension study of bitopertin in EPP and XLP patients, that we are also conducting in Australia. We are also planning to conduct APOLLO, a randomized, double-blind, placebo-controlled clinical trial of bitopertin in EPP and XLP patients, in Canada, Europe and Australia, as well as the United States. We may in the future choose to conduct additional clinical trials of our product candidates outside the United States, including in Europe, Australia, or other foreign jurisdictions. The acceptance of trial data from clinical trials conducted outside the United States by the FDA may be subject to certain conditions. In cases where data from clinical trials conducted outside the United States are intended to serve as the sole basis for regulatory approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the United States population and United States medical practices, (ii) the trials were performed by clinical investigators of recognized competence and (iii) the data may be considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory bodies have similar approval requirements. In addition, such foreign trials will be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority, will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our product candidates not receiving regulatory approval or clearance for commercialization in the applicable jurisdiction.

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

We face competition with respect to our current product candidates, and will face competition with respect to any product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization. See the “Business—Competition” section of our Annual Report on Form 10-K for the year ended December 31, 2024 for examples of the competition that our product candidates face.

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

We do not have the ability to independently conduct clinical trials. We have relied on and expect to continue to rely on medical institutions, clinical investigators, contract laboratories and other third parties, such as CROs, to conduct or otherwise support our clinical trials for our product candidates, including our APOLLO clinical trial of bitopertin in EPP and XLP, as well as any other product candidates that we develop. We may also rely on academic and private non-academic institutions to conduct and sponsor clinical trials relating to our product candidates, such as the ongoing clinical trial of bitopertin in DBA, which is being conducted by NIH under a collaborative research and development agreement.

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

We rely and expect to continue to rely heavily on third parties for execution of clinical trials for our product candidates and control only certain aspects of our activities. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on CROs or other third parties will not relieve us of our regulatory responsibilities. For any violations of laws and regulations during the conduct of our clinical trials, we could be subject to warning letters or enforcement action that may include civil penalties up to and including criminal prosecution.

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

Although we designed our ongoing APOLLO clinical trial of bitopertin and Phase 1b/2 clinical trials of DISC-0974, are designing our planned Phase 2 clinical trial of DISC-3405, and intend to design other future clinical trials for our product candidates, these trials are or will be conducted by CROs and we expect CROs will conduct all of our future clinical trials. As a result, many important aspects of our development programs, including their conduct and timing, are outside of our direct control. Our reliance on third parties to conduct future clinical trials also results in less direct control over the management of data developed through clinical trials than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may:

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

We do not currently own or operate, nor do we have any plans to establish in the future, any manufacturing facilities. Although we believe we have obtained sufficient material to produce bitopertin tablets to complete our ongoing HELIOS and APOLLO clinical trials, and DISC-0974 vials to complete our ongoing Phase 1b/2 clinical trials, we cannot be sure we have correctly estimated our drug product and API requirements or that such drug product or API will not expire before we want to use it. We rely, and expect to continue to rely, on third parties such as contract development and manufacturing organizations, or CDMOs, for the manufacture of our product candidates for preclinical development and clinical testing. We also expect to rely on third parties for the commercial manufacture of our products if any of our product candidates receive regulatory approval. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

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

Any performance failure on the part of our existing or future manufacturers could delay clinical development or regulatory approval. If our current CDMOs cannot perform as agreed, we may be required to replace such CDMOs. In addition, there has been increased governmental focus in the U.S. on contracting with Chinese companies for the development or manufacturing of pharmaceutical products. For example, there have been Congressional legislative proposals, such as the bill titled the BIOSECURE Act that was previously considered (and not enacted) in Congress, which would have, among other things, prohibited U.S. federal funding in connection with biotechnology equipment or services produced or provided by certain named Chinese “biotechnology companies of concern” (which includes WuXi AppTech (Hong Kong) Limited and its affiliates, or WuXi) and loans and grants to, and federal contracts with any entity that uses biotechnology equipment or services from one of these entities. The legislation would also have given the federal government the authority to name additional “biotechnology companies of concern” that are engaged in research activities with the Chinese government and that pose a risk of U.S. national security. In addition, in 2025, the United States imposed substantial tariffs on imports from China as well as on other trading partners, including Canada, Mexico, and the EU. We currently rely on certain foreign or foreign-owned third-party vendors, including WuXi and its affiliates, to manufacture certain materials used in clinical trials of our product candidates or to provide services in connection with certain clinical trials or certain discovery activities. Our engagement with these foreign and foreign-owned vendors may be subject to new U.S. legislation similar to the proposed BIOSECURE Act, investigations, sanctions, further escalation of tariffs, trade restrictions and other foreign regulatory requirements, which could cause us to need to identify alternate service providers, increase the cost or reduce the supply of materials available to us, delay the procurement or supply of these materials, delay or impact clinical trials, or have an adverse effect on our ability to secure significant commitments from governments to purchase our potential therapies, any of which could adversely affect our financial condition and business prospects. We continue to assess the legislation and the tariffs as they develop to determine the effect, if any, on our contractual relationships.

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

The active pharmaceutical ingredients, or API, used in certain of our product candidates are supplied to us from single-source suppliers. Our ability to successfully develop our product candidates, and to ultimately supply our commercial products in quantities sufficient to meet the market demand, depends in part on our ability to obtain the API for these products in accordance with regulatory requirements and in sufficient quantities for clinical testing and commercialization. We do not currently have arrangements in place for a redundant or second-source supply of any such API in the event any of our current suppliers of such API cease their operations for any reason. We are also unable to predict how changing global economic conditions or potential global health concerns or crises will affect our third-party suppliers and manufacturers. Regional issues may in some cases accentuate these risks. For example, the pharmaceutical industry generally, and in some instances we or other third parties on which we rely, depend on China-based suppliers or service providers for certain raw materials, products and services, or other activities. Our ability or the ability of our collaborators or such other third parties to continue to engage these China-based suppliers or service providers for certain preclinical research programs and clinical development programs could be restricted due to geopolitical developments between the United States and China, including as a result of the further escalation of tariffs or other trade restrictions or if the previously proposed federal legislation known as the BIOSECURE Act or a similar law were to be enacted. Any negative impact of such matters on our third-party suppliers and manufacturers may also have an adverse impact on our results of operations or financial condition.

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

We are party to license agreements with Roche, AbbVie and Mabwell and we may from time to time in the future be party to other license and collaboration agreements with third parties to advance our research or allow commercialization of current or future product candidates. Such agreements may impose numerous obligations, such as development, diligence, payment, commercialization, funding, milestone, royalty, sublicensing, insurance, patent prosecution, enforcement and other obligations on us and may require us to meet development timelines, or to exercise commercially reasonable efforts to develop and commercialize licensed products, in order to maintain the licenses. See “Business-Collaborations and License Agreement” of our Annual Report on Form 10-K for the year ended December 31, 2024 for more information regarding our license agreements with Roche, AbbVie and Mabwell. In spite of our best efforts, our licensors might conclude that we have materially breached our license agreements and might therefore terminate the license agreements, thereby removing or limiting our ability to develop and commercialize products and technologies covered by these license agreements.

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

In November 2024, we announced that, based on discussions with the FDA, reduction in protoporphyrin IX, or PPIX, may be sufficient to serve as a surrogate endpoint supportive of submitting an NDA for bitopertin in EPP and XLP under the FDA’s Accelerated Approval Program based on our existing data. In January 2025, we announced that we had aligned with the FDA on the design of our planned APOLLO trial, which in the setting of an accelerated approval would serve as a post-marketing confirmatory trial, and that we plan to submit an NDA for accelerated approval of bitopertin in EPP and XLP in the second half of 2025. We initiated the APOLLO clinical trial in 2025. However, the FDA could change its position regarding the sufficiency of PPIX as a surrogate endpoint or the design of our APOLLO clinical trial. Further, even if the FDA continues to agree that reduction of PPIX may be sufficient to serve as a surrogate endpoint supportive of submitting an NDA for accelerated approval of bitopertin in EPP and XLP and remains aligned with the design of APOLLO as a post-marketing confirmatory trial, the FDA may not accept for filing any NDA we submit for accelerated approval for bitopertin, may not grant this approval on a timely basis, or may not grant approval at all. Receiving accelerated approval does not provide assurance of ultimate full FDA approval. Even if the Accelerated Approval Program does result in a faster approval process, there is no guarantee that we will be able to begin commercialization of our product at the time of such approval, that the APOLLO trial will confirm and verify clinical benefit, or that we will be otherwise able to maintain such approval.

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

For example, over the last several years the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown or a widespread freeze on federal funding occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, NIH to conduct research or provide grants, or other agencies to slow their work, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations. In addition, the current administration is seeking to reduce the NIH budget for funding of medical research, which could decrease the ability of facilities that rely on NIH funding to enroll and conduct clinical trials or increase the costs to us of conducting clinical trials.

Other disruptions at the FDA and other federal agencies, including substantial leadership departures, personnel cuts, and policy changes, could result in delays in the FDA’s responsiveness or in its ability to review and/or approve new drug submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion, any of which could adversely affect our business. For example, during 2025, certain federal agencies, including the FDA, began conducting significant layoffs and it is currently unclear whether and how such staff reductions may impact our business.

In addition, there is substantial uncertainty as to whether and how the current administration will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates and any products for which we obtain approval. This uncertainty could present new challenges as we navigate development and approval of our product candidates. The current administration could also issue or promulgate executive orders, regulations, policies or guidance that adversely affect us or create a more challenging or costly environment to pursue the development of new therapeutic candidates.

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

Since the ACA’s enactment, there have been numerous judicial, administrative, executive and legislative challenges to certain aspects of the ACA and we expect that there will be additional challenges and amendments to the ACA in the future. On June 17, 2021, for example, the U.S. Supreme Court dismissed a judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. In addition, multiple executive orders have been issued that seek to reduce prescription drug costs. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the current administration may reverse or otherwise change these measures, both the current administration and Congress have indicated that they will continue to seek new measures to control drug costs. It is unclear how healthcare reform measures or other efforts, if any, to challenge repeal or replace the ACA, will impact our business.

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

The Inflation Reduction Act of 2022, or the IRA, includes several provisions that may impact our business, depending on how various aspects of the IRA are implemented. Provisions that may impact our business include a $2,000 out-of-pocket cap for Medicare Part D beneficiaries, the imposition of new manufacturer financial liability on most drugs in Medicare Part D, permitting the U.S. government to negotiate Medicare Part B and Part D pricing for certain high-cost drugs and biologics without generic or biosimilar competition, requiring companies to pay rebates to Medicare for drug prices that increase faster than inflation, and delay until January 1, 2032 the implementation of the HHS rebate rule that would have limited the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one orphan designation and for which the only approved indication is for that disease or condition. If a product receives multiple orphan designations or has multiple approved indications, it may not qualify for the orphan drug exemption. The implementation of the IRA is currently subject to ongoing litigation challenging the constitutionality of the IRA’s Medicare drug price negotiation program. CMS has announced the results of the first round of negotiated prices between CMS and participating drug manufacturers for the ten selected drugs under the IRA’s Medicare drug price negotiation program. These prices go into effect in 2026. CMS has also commenced negotiations for the next 15 drugs selected for the IRA’s Medicare drug price negotiation program. It is unclear whether ongoing litigation will be successful in challenging the constitutionality of the IRA’s Medicare drug price negotiation program and, if so, may provide a mechanism to block the implementation of the program. The effects of the IRA on our business and the healthcare industry in general is not yet known.

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

As of March 31, 2025, we had 94 full-time employees and no part-time employees. We expect to experience significant growth in the number of our employees and the scope of our operations, particularly as we mature as a public company and in the areas of product development, regulatory affairs and, in anticipation of the potential regulatory approval of bitopertin, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Significant political, trade or regulatory developments, unfavorable global economic conditions, and other circumstances beyond our control, could have a material adverse effect on our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, in 2008, the global financial crisis caused extreme volatility and disruptions in the capital and credit markets and the COVID-19 pandemic has caused significant volatility and uncertainty in U.S. and international markets. See “Risks Related to the Discovery and Development of Our Product Candidates-A pandemic, epidemic, or outbreak of an infectious or highly contagious disease may materially and adversely affect our business and financial results and could cause a disruption to the development of our product candidates.” Interest rates in the U.S. have recently increased to levels not seen in decades. In addition, the impact of geopolitical tension, such as a deterioration in the bilateral relationship between the United States and China or an escalation in conflict between Russia and Ukraine and between Israel and Hamas, including any resulting sanctions, export controls or other restrictive actions, also could lead to disruption, instability and volatility in the global markets. For example, in 2025, the United States imposed tariffs on imports on its trading partners, including Canada, Mexico, the EU and China. Historically, tariffs have led to increased political and trade tensions. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including, weakened demand for our product candidates and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our products. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

If our existing securityholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after legal restrictions on resale discussed in our Annual Report on Form 10-K for the year ended December 31, 2024 lapse, the trading price of our common stock could decline. As of March 31, 2025, we had 34,581,222 shares of common stock outstanding. All outstanding shares of common stock, other than shares held by our affiliates will be freely tradable, without restriction, in the public market. In addition, shares of common stock that are subject to outstanding options of ours will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements and Rules 144 and 701 under the Securities Act. If these shares are sold, the trading price of our common stock could decline.

Our executive officers, directors and principal stockholders have the ability to control or significantly influence all matters submitted to our stockholders for approval.

As of March 31, 2025. our executive officers, directors and principal stockholders, in the aggregate, beneficially owned approximately 44% of our outstanding shares of common stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of us on terms that other stockholders may desire.

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

(c) Issuer Purchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

The following table discloses any officer (as defined in Rule 16a-1(f) under the Exchange Act) or director who entered into, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K) during the three months ended March 31, 2025:

Name and Title	Type of Trading Arrangement	Action Taken (Date of Action)	Duration or End Date	Aggregate Number of Securities to be Sold	Description of Trading Arrangement
William Savage, M.D., Ph.D. Chief Medical Officer	Trading plan intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c)	Adoption (January 23, 2025)	End Date (June 6, 2025)	Up to 2,996	Sale
John Quisel, J.D., Ph.D. President, Chief Executive Officer, and Director	Trading plan intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c)	Adoption (February 13, 2025)	End Date (December 31, 2025)	Up to 80,000	Sale
Jean Franchi Chief Financial Officer	Trading plan intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c)	Adoption (March 10, 2025)	End Date (December 31, 2025)	Up to 6,031	Sale

ITEM 6. EXHIBITS.

The exhibits filed as part of this Quarterly Report are set forth on the Exhibit Index, which is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description
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

3.4	Amended and Restated By-laws of Disc Medicine, Inc. (incorporated by reference to Annex C to Gemini Therapeutics, Inc.’s Proxy Statement/Prospectus on Form S-4/A (File No. 333-249785)).
4.1	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-39438) filed on January 24, 2025).
10.1*#	Employment Agreement, dated February 26, 2024, by and between Disc Medicine, Inc. and Pamela Stephenson.
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

DISC MEDICINE, INC.

Date: May 7, 2025	By:	/s/ John Quisel
John Quisel, J.D., Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2025	By:	/s/ Jean Franchi
Jean Franchi
Chief Financial Officer (Principal Financial and Accounting Officer)