Form 10-Q
period 2025-06-30
Disc Medicine, Inc.
filed 2025-08-07
CIK 1816736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of July 31, 2025 there were 34,765,581 shares of Common Stock, $0.0001 par value per share, outstanding.

i

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or Quarterly Report, of Disc Medicine, Inc., or the Company, contains or incorporates statements that constitute forward-looking statements within the meaning of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Quarterly Report on Form 10-Q may include, for example, statements about:

•
the initiation, timing, progress, results, and cost of our research and development programs and our current and future preclinical studies and clinical trials, including our ongoing APOLLO clinical trial of bitopertin, our ongoing and planned clinical trials of DISC-0974 and our ongoing Phase 2 clinical trial of DISC-3405, and including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available, and our research and development programs;
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

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DISC MEDICINE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$127,337	$192,434
Marketable securities	522,636	297,447
Prepaid expenses and other current assets	11,619	3,734
Total current assets	661,592	493,615
Property and equipment, net	1,289	751
Right-of-use assets, operating leases	1,340	1,569
Other assets	840	838
Total assets	$665,061	$496,773
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,350	$7,948
Accrued external research and development expenses	7,463	7,141
Other accrued expenses	6,161	8,097
Operating lease liabilities, current	632	130
Total current liabilities	20,606	23,316
Long-term debt, net	28,737	28,322
Operating lease liabilities, non-current	1,553	1,548
Total liabilities	50,896	53,186
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, no shares issued or outstanding as of June 30, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized as of June 30, 2025 and December 31, 2024; 34,694,882 and 29,865,030 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	3	3
Additional paid-in capital	1,001,223	741,297
Accumulated other comprehensive income	273	289
Accumulated deficit	(387,334)	(298,002)
Total stockholders’ equity	614,165	443,587
Total liabilities and stockholders’ equity	$665,061	$496,773

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISC MEDICINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$46,319	$23,485	$74,082	$47,189
Selling, general and administrative	15,091	7,367	27,274	15,125
Total operating expenses	61,410	30,852	101,356	62,314
Loss from operations	(61,410)	(30,852)	(101,356)	(62,314)
Other income (expense), net:
Interest income	7,057	4,573	13,937	9,092
Interest expense	(910)	—	(1,807)	—
Other income (expense)	68	(13)	65	(14)
Total other income (expense), net	6,215	4,560	12,195	9,078
Loss before income taxes	(55,195)	(26,292)	(89,161)	(53,236)
Income tax expense	(52)	(60)	(171)	(65)
Net loss	$(55,247)	$(26,352)	$(89,332)	$(53,301)
Net loss per share, basic and diluted	$(1.58)	$(1.03)	$(2.61)	$(2.11)
Weighted-average common shares outstanding, basic and diluted	35,024,592	25,649,043	34,179,364	25,229,456

Comprehensive loss:
Net loss	$(55,247)	$(26,352)	$(89,332)	$(53,301)
Other comprehensive income:
Foreign currency translation adjustments	(15)	6	(1)	6
Unrealized loss on marketable securities	(247)	(66)	(15)	(66)
Total other comprehensive loss	(262)	(60)	(16)	(60)
Comprehensive loss	$(55,509)	$(26,412)	$(89,348)	$(53,361)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISC MEDICINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share and per share amounts)

(Unaudited)

	Common Stock $0.0001 Par Value		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2024	29,865,030	$3	$741,297	$289	$(298,002)	$443,587
Issuance of common stock upon exercise of stock options	91,524	—	575	—	—	575
Issuance of common stock upon vesting of restricted stock units	83,672	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	7,814	—	287	—	—	287
Sale of common stock in underwritten offering, net of issuance costs of $15,321	4,533,182	—	234,003	—	—	234,003
Sale of pre-funded warrants in underwritten offering, net of issuance costs of $615	—	—	9,386	—	—	9,386
Stock-based compensation expense	—	—	6,363	—	—	6,363
Foreign currency translation adjustments	—	—	—	14	—	14
Unrealized gain on marketable securities	—	—	—	232	—	232
Net loss	—	—	—	—	(34,085)	(34,085)
Balance at March 31, 2025	34,581,222	$3	$991,911	$535	$(332,087)	$660,362
Issuance of common stock upon exercise of stock options	110,230	—	892	—	—	892
Issuance of common stock upon vesting of restricted stock units	3,430	—	—	—	—	—
Stock-based compensation expense	—	—	8,420	—	—	8,420
Foreign currency translation adjustments	—	—	—	(15)	—	(15)
Unrealized loss on marketable securities	—	—	—	(247)	—	(247)
Net loss	—	—	—	—	(55,247)	(55,247)
Balance at June 30, 2025	34,694,882	$3	$1,001,223	$273	$(387,334)	$614,165

	Common Stock $0.0001 Par Value		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2023	24,360,233	$2	$533,764	$—	$(188,645)	$345,121
Issuance of common stock upon exercise of stock options	95,467	—	806	—	—	806
Issuance of common stock under employee stock purchase plan	5,736	—	245	—	—	245
Sale of common stock in at-the-market offerings, net of issuance costs of $518	234,449	—	14,790	—	—	14,790
Stock-based compensation expense	—	—	4,058	—	—	4,058
Net loss	—	—	—	—	(26,949)	(26,949)
Balance at March 31, 2024	24,695,885	$2	$553,663	$—	$(215,594)	$338,071
Issuance of common stock upon exercise of stock options	68,112	—	567	—	—	567
Sale of common stock in underwritten offering, net of issuance costs of $5,472	4,944,000	1	172,511	—	—	172,512
Stock-based compensation expense	—	—	4,091	—	—	4,091
Foreign currency translation adjustments	—	—	—	6	—	6
Unrealized loss on marketable securities	—	—	—	(66)	—	(66)
Net loss	—	—	—	—	(26,352)	(26,352)
Balance at June 30, 2024	29,707,997	$3	$730,832	$(60)	$(241,946)	$488,829

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISC MEDICINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net loss	$(89,332)	$(53,301)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	105	136
Stock-based compensation	14,783	8,149
Amortization/accretion of investment securities	(5,148)	(596)
Loss from initial consolidation of variable interest entity	852	—
Non-cash lease expense	229	288
Non-cash interest expense	415	—
Other non-cash items	—	6
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(7,911)	(1,616)
Accounts payable	(1,598)	(8,029)
Accrued external research and development expenses	322	8,365
Other accrued expenses	(2,518)	(2,130)
Operating lease liabilities	507	(264)
Net cash used in operating activities	(89,294)	(48,992)
Cash flows from investing activities
Purchases of marketable securities	(405,876)	(219,752)
Maturities of marketable securities	185,819	—
Purchases of property and equipment	(887)	(64)
Net cash used in investing activities	(220,944)	(219,816)
Cash flows from financing activities
Proceeds from sale of common stock in underwritten offering, net of issuance costs paid	234,003	172,683
Proceeds from sale of pre-funded warrants in underwritten offering, net of issuance costs paid	9,386	—
Proceeds from sale of common stock in at-the-market offerings, net of issuance costs paid	—	14,790
Proceeds from stock option exercises	1,467	1,373
Contributions from employee stock purchase plan	287	245
Net cash provided by financing activities	245,143	189,091
Net decrease in cash, cash equivalents and restricted cash	(65,095)	(79,717)
Cash, cash equivalents and restricted cash, beginning of period	192,672	360,616
Cash, cash equivalents and restricted cash, end of period	$127,577	$280,899

	Six Months Ended June 30,
	2025	2024
Supplemental cash flow information
Cash paid for interest	$1,407	$—

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

Liquidity and Capital Resources

The Company’s condensed consolidated financial statements have been prepared on the basis of the Company continuing as a going concern. The Company expects that its existing cash, cash equivalents and marketable securities as of June 30, 2025 of $650.0 million will enable the Company to fund its planned operating expense and capital expenditure requirements for at least twelve months from the date of issuance of these condensed consolidated financial statements. The Company has incurred recurring losses and negative cash flows from operations since inception. As of June 30, 2025, the Company had an accumulated deficit of $387.3 million. The Company expects its operating losses and negative operating cash flows to continue into the foreseeable future. The future viability of the Company is dependent on its ability to generate cash from operating activities or to raise additional capital to finance its operations. There can be no assurance that the Company will ever earn revenues or achieve profitability, or if achieved, that the revenues or profitability will be sustained on a continuing basis. In addition, the Company’s preclinical and clinical development activities, manufacturing and commercialization of the Company’s product candidates, if approved, may require significant additional financing.

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

Unaudited Interim Condensed Consolidated Financial Information

The accompanying condensed consolidated financial statements as of June 30, 2025 and for the three and six months ended June 30, 2025 and 2024 are unaudited. The financial data and other information contained in the notes hereto as of June 30, 2025 and for the three and six months ended June 30, 2025 and 2024 are also unaudited. The condensed consolidated balance sheet data as of December 31, 2024 was derived from the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements, and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of June 30, 2025 and the results of its operations and cash flows for the three and six months ended June 30, 2025 and 2024. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2024, and the notes thereto, included in the Company’s Annual Report on Form 10-K.

The results for the three and six months ended June 30, 2025 and 2024 are not necessarily indicative of results to be expected for the full years, or any other interim periods, or any future year or period.

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

3. Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Cash and cash equivalents	$127,337	$192,434
Restricted cash	240	238
Total cash, cash equivalents and restricted cash as shown on the condensed consolidated statements of cash flows	$127,577	$192,672

The Company's restricted cash balance, which is classified within other assets on the condensed consolidated balance sheets, consists of letters of credit related to leased and subleased office space in Watertown, Massachusetts. The Company is required to maintain a separate cash balance to secure its letters of credit.

4. Marketable Securities

Marketable securities as of June 30, 2025 consisted of the following (in thousands):

		Gross Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Marketable securities available-for-sale:
U.S. treasury securities	$449,269	$313	$(39)	$449,543
U.S. government agency securities	73,066	50	(23)	73,093
Total available-for-sale securities	$522,335	$363	$(62)	$522,636

Marketable securities as of December 31, 2024 consisted of the following (in thousands):

		Gross Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Marketable securities available-for-sale:
U.S. treasury securities	$189,409	$288	$(34)	$189,663
U.S. government agency securities	107,722	85	(23)	107,784
Total available-for-sale securities	$297,131	$373	$(57)	$297,447

As of June 30, 2025, all of the Company’s marketable securities are available to the Company for use in current operations. As a result, the Company has classified all of these securities as current assets even though the stated maturity of some individual securities may be one year or more beyond the balance sheet date. The following table shows the fair value of the Company’s marketable securities, by contractual maturity, as of June 30, 2025 (in thousands):

June 30, 2025
Due within one year	$430,370
Due after one year through five years	92,266
Total available-for-sale securities	$522,636

The aggregate fair value of marketable securities with unrealized losses was $193.8 million and $51.0 million as of June 30, 2025 and December 31, 2024, respectively. As of June 30, 2025 and December 31, 2024, twenty-two investments and five investments were in an unrealized loss position, respectively. All such investments have been in an unrealized loss position for less than a year and these losses are considered temporary. The Company has the ability and intent to hold these investments until a recovery of their amortized cost, which may not occur until maturity. The Company expects that U.S. treasury and U.S. government agency securities are subject to minimal credit risk. As a result, the Company did not record any charges for credit-related impairments for its available-for-sale securities for three and six months ended June 30, 2025 and 2024.

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized as follows (in thousands):

	June 30, 2025
	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$110,355	$—	$—
U.S. treasury securities	—	8,022	—
Total cash equivalents	110,355	8,022	—
Marketable securities:
U.S. treasury securities	—	449,543	—
U.S. government agency securities	—	73,093	—
Total marketable securities	—	522,636	—
Total assets	$110,355	$530,658	$—

	December 31, 2024
	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$88,735	$—	$—
U.S. treasury securities	—	91,916	—
Total cash equivalents	88,735	91,916	—
Marketable securities:
U.S. treasury securities	—	189,663	—
U.S. government agency securities	—	107,784	—
Total marketable securities	—	297,447	—
Total assets	$88,735	$389,363	$—

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

There have been no impairments of the Company’s assets measured and carried at fair value during the three and six months ended June 30, 2025 and 2024. There were no changes in valuation techniques during the three and six months ended June 30, 2025 and 2024. There were no transfers between Level 1, Level 2 and Level 3 financial assets during the three and six months ended June 30, 2025. The Company transferred assets of $0.9 million from Level 2 to Level 1 during the three and six months ended June 30, 2024. The Company did not have any non-recurring fair value measurements on any assets or liabilities during the three and six months ended June 30, 2025 and 2024.

6. Other Accrued Expenses

Other accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Accrued employee-related expenses	$4,154	$7,211
Accrued professional fees	1,197	531
Accrued other	810	355
Total other accrued expenses	$6,161	$8,097

7. Licensing Activities and Business Development

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

In January 2025, the Company dosed the first patient in the Phase 2 clinical trial of DISC-0974. Per the license agreement, a milestone payment of $3.0 million was paid to AbbVie on January 31, 2025. As of June 30, 2025, no additional milestones had been achieved.

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

In June 2025, the Company made a milestone payment of $10.0 million upon the initiation of the first Phase 3 clinical trial with a licensed product in a first indication which was recorded within research and development in the Company’s condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2025. The next potential milestone payment is $15.0 million due upon regulatory approval in the United States with a licensed product in a first indication. As of June 30, 2025, this milestone had not been achieved.

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

In October 2023, the Company dosed the first patient in the Phase 1 clinical trial for DISC-3405, resulting in a milestone payment of $5.0 million to Mabwell. The next potential milestone payments include $10.0 million due upon the first administration to a patient in a Phase 2 clinical trial for DISC-3405 and $5.0 million due upon the first administration to a patient in a Phase 1b clinical trial with a licensed product in a second indication. As of June 30, 2025, neither of these milestones had been achieved.

License Agreement with Oak Bay Biosciences, Inc. (“OBB”)

In December 2024, the Company entered into an out-license agreement with OBB pursuant to which the Company granted an exclusive license, with the right to grant sublicenses, to certain Gemini intellectual property. Under the terms of the agreement, the Company received an upfront payment of $0.2 million with additional consideration receivable upon the achievement of certain clinical, regulatory and sales milestones up to $7.0 million, $35.0 million, and $160.0 million, respectively. As of June 30, 2025, none of the milestones had been achieved and are not considered probable of achievement.

Merger Agreement

On May 27, 2025, the Company acquired a privately held company with a clinic-ready program for myelodysplastic syndromes and similar hematologic conditions. The transaction included no upfront cash payment and up to $50.0 million in late-stage contingent development and sales-based milestone payments (“Contingent Consideration”). The acquired entity’s primary asset was in-process research and development (“IPR&D”) with no alternative future use.

The Company determined that the acquired entity did not meet the definition of a business under ASC 805. The transaction was accounted for as the initial consolidation of a variable interest entity (“VIE”) in accordance with ASC 810, as the acquired entity lacked sufficient equity at risk to fund its operations, and the Company became its sole equity holder and primary beneficiary.

In connection with the transaction, the Company recorded the acquired assets and assumed liabilities at their estimated fair values as of the acquisition date, which resulted in net acquired liabilities of $0.5 million, excluding Contingent Consideration. Total consideration transferred, including the fair value of the Contingent Consideration, was $0.3 million. The difference between the consideration transferred and the fair value of net liabilities assumed resulted in a $0.9 million loss upon initial consolidation, which was recorded within research and development in the Company’s condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2025.

The fair value of the Contingent Consideration was determined using Level 3 unobservable inputs including management's estimates of milestone achievement probabilities and the application of an appropriate discount rate. Because the milestone payments were not accounted for as derivatives under ASC 815, they were initially measured at fair value as of the acquisition date and are not remeasured each reporting period. The Contingent Consideration will be adjusted when it is determined that achievement of the contingent milestone is probable, which is generally upon achievement of the milestone event.

As part of the transaction, the Company also obtained an exclusive license to certain intellectual property. Under the terms of the license, the Company is obligated to make certain development and sales-based milestone payments of up to $5.6 million and $20.0 million, respectively, for each compound. Additionally, the Company is required to pay royalties on net sales of licensed products at rates in the low single-digits.

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

The Company recorded debt discount and debt issuance costs of $1.8 million upon closing of the Hercules Loan Agreement. Debt discount and unamortized debt issuance costs were recorded as a reduction of the carrying amount on the term loan and are amortized as interest expense using the effective-interest method. In addition, unamortized deferred financing costs of $0.6 million were recorded in other assets as of June 30, 2025, related to the Company's right to borrow additional amounts in the future.

Interest expense for the three and six months ended June 30, 2025 was $0.9 million and $1.8 million, respectively. As of June 30, 2025, the carrying value of the Term Loan Facility approximates its fair value.

The obligations under the Term Loan Facility as of June 30, 2025 consisted of the following (in thousands):

June 30,
2025
Principal term loan balance	$30,000
Unamortized debt discount and issuance costs	(1,550)
Accrued end of term fee	287
Long-term debt, net	$28,737

The annual principal payments due under the Term Loan Facility as of June 30, 2025 were as follows (in thousands):

Remainder of 2025	$—
2026	—
2027	—
2028	2,203
2029	27,797
Total	$30,000

The table of future principal payments excludes the End of Term Charge of $2.0 million, which is due upon the maturity of the loan.

9. Stockholders' Equity

Preferred Stock

The Company was authorized to issue up to 10,000,000 shares of preferred stock, $0.0001 par value per share. As of June 30, 2025, no shares of preferred stock were issued or outstanding.

Common Stock

The Company was authorized to issue up to 100,000,000 shares of common stock, $0.0001 par value per share. As of June 30, 2025, 34,694,882 shares of common stock were issued and outstanding.

Underwritten Offerings

January 2025 Offering

In January 2025, in connection with an underwriting agreement with Jeffries LLC, Leerink Partners LLC, Stifel, Nicolaus & Company, Incorporated and Cantor Fitzgerald & Co., the Company issued 4,533,182 shares of its common stock, which included the exercise in full by the underwriters of their option to purchase up to 615,000 additional shares of common stock, at a public offering price of $55.00 per share. The Company also sold pre-funded warrants to purchase an aggregate of 181,818 shares of common stock at a price of $54.9999 per pre-funded warrant. The Company received aggregate net proceeds of $243.4 million, after deducting offering expenses of $15.9 million. As of June 30, 2025, none of the 181,818 pre-funded warrants had been exercised.

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

June 2023 Offering

In June 2023, the Company issued 3,015,919 shares of its common stock upon the completion of its public follow-on offering, which included the exercise in full by the underwriters of their option to purchase up to 420,000 additional shares of common stock, at a public offering price of $49.00 per share. The Company also sold, in lieu of shares of the Company’s common stock, pre-funded warrants to purchase an aggregate of 204,081 shares of common stock at a price of $48.9999 per pre-funded warrant. As of June 30, 2025, none of the 204,081 pre-funded warrants had been exercised.

ATM Programs

Cantor Fitzgerald & Co. (“Cantor”)

On November 15, 2024, the Company entered into a Controlled Equity Offering Sales Agreement (the “Cantor ATM Agreement”) with Cantor, pursuant to which the Company may, from time to time in its sole discretion, issue and sell to or through Cantor, acting as sales agent, shares of the Company’s common stock, par value $0.0001 per share having an aggregate offering price of up to $200.0 million. This offering was made pursuant to the Company's effective registration statement on Form S-3 filed in August 2024 (the "August 2024 Shelf"). As of June 30, 2025, there been had no issuances or sales under the Cantor ATM Agreement.

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

During the three and six months ended June 30, 2024, the Company sold an aggregate of 234,449 shares of common stock in Jefferies ATM offerings under the November 2023 Shelf and pursuant to the Jefferies ATM Agreement. Aggregate gross proceeds from the transactions were $15.3 million and the Company received $14.8 million in net proceeds, after deducting placement agent fees and offering expenses.

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

Stock-Based Compensation Expense

Total stock-based compensation expense recorded as research and development and selling, general and administrative expenses, respectively, for employees, directors and non-employees is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$3,862	$1,686	$6,821	$3,229
Selling, general and administrative	4,558	2,405	7,962	4,920
Total stock-based compensation expense	$8,420	$4,091	$14,783	$8,149

11. Income Taxes

The Company did not record a provision or benefit for federal income taxes during the three and six months ended June 30, 2025 and 2024. The Company recorded state income tax expense of $0.2 million and $0.1 million for the six months ended June 30, 2025 and 2024, respectively, due to interest income. The Company continues to maintain a full valuation allowance against all of its deferred tax assets.

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

12. Net Loss Per Share

Basic and diluted net loss per share is computed by dividing net loss by the weighted-average common shares outstanding. The weighted-average common shares outstanding used in the basic and diluted net loss per share calculation includes pre-funded warrants issued in connection with the Company’s January 2025 underwritten offering and June 2023 follow-on public offering. As of June 30, 2025 and June 30, 2024, 385,899 and 204,081 pre-funded warrants were outstanding, respectively.

The following table sets forth the computation of the Company’s basic and diluted net loss per share (in thousands, except share and per share data):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(55,247)	$(26,352)	$(89,332)	$(53,301)
Denominator:
Weighted-average common shares outstanding, basic and diluted	35,024,592	25,649,043	34,179,364	25,229,456
Net loss per share, basic and diluted	$(1.58)	$(1.03)	$(2.61)	$(2.11)

The Company has generated a net loss in all periods presented, so the basic and diluted net loss per share are the same, as the inclusion of the potentially dilutive securities would be anti-dilutive. The Company excluded the following potential common shares from the computation of diluted net loss per share because including them would have had an anti-dilutive effect:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Options to purchase common stock	3,452,796	2,924,576	3,452,796	2,924,576
Restricted stock units	997,737	365,468	997,737	365,468
Employee stock purchase program	6,657	4,837	6,657	4,837

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

The key measure of segment profit or loss that the CODM uses to allocate resources and assess performance is the Company’s consolidated net loss, as reported on the condensed consolidated statements of operations and comprehensive loss. In addition, the CODM is regularly provided the significant segment expense categories included in the table below, which are reviewed against budgeted expectations to assist in resource allocation decision-making. The categories reflect a change made during the first quarter of 2025 to separately present commercial expense. The prior periods have been recast to reflect this update.

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Bitopertin program external expense	$(23,686)	$(7,112)	$(32,121)	$(13,481)
DISC-0974 program external expense	(4,615)	(3,289)	(10,736)	(7,060)
DISC-3405 program external expense	(1,908)	(3,868)	(3,576)	(8,569)
Other external research and development expense	(3,103)	(1,938)	(4,935)	(3,658)
Internal and other research and development expense	(9,145)	(5,793)	(15,893)	(11,192)

Commercial expense	$(2,660)	$(304)	$(4,581)	$(505)

General and administrative expense	$(7,873)	$(4,457)	$(14,731)	$(9,700)

Stock-based compensation expense	$(8,420)	$(4,091)	$(14,783)	$(8,149)

Other segment items*	$6,163	$4,500	$12,024	$9,013

Net loss	$(55,247)	$(26,352)	$(89,332)	$(53,301)

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

Legal Proceedings

The Company, from time to time, may be party to litigation arising in the ordinary course of business. The Company was not subject to any material legal proceedings during the six months ended June 30, 2025 and 2024 and, to the best of its knowledge, no material legal proceedings are currently pending or threatened.

Payments Upon Termination

The Company enters into contracts in the normal course of business with contract research organizations ("CROs"), contract development and manufacturing organizations ("CDMOs") and other third parties for preclinical studies, clinical trials and manufacturing services. These contracts typically do not contain minimum purchase commitments and are generally cancelable by the Company upon written notice. Payments due upon cancellation consist of payments for services provided or expenses incurred, including noncancelable obligations of the Company’s service providers, up to the date of cancellation and, in the case of certain arrangements with CROs and CDMOs, may include noncancelable fees. Under such agreements, the exact amounts owed by the Company in the event of termination will be based on the timing of the termination and the exact terms of the agreement. As of June 30, 2025, the Company has not recognized any amounts related to these contingencies as the amount and timing of such payments are not fixed and estimable.

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

Overview

We are a clinical-stage biopharmaceutical company focused on the discovery, development, and commercialization of novel treatments for patients suffering from serious hematologic diseases. We have assembled a portfolio of clinical and preclinical product candidates that aim to modify fundamental biological pathways associated with the formation and function of red blood cells, specifically heme biosynthesis and iron homeostasis. Our current pipeline includes bitopertin for the treatment of erythropoietic porphyrias, or EPs, including erythropoietic protoporphyria, or EPP, and X-linked protoporphyria, or XLP, and Diamond-Blackfan Anemia, or DBA; DISC-0974 for the treatment of anemia of myelofibrosis, or MF, and anemia of chronic kidney disease, or CKD; and DISC-3405 for the treatment of polycythemia vera, or PV, and other hematologic disorders. In addition, our preclinical programs include DISC-0998 for the treatment of anemia associated with inflammatory diseases. Our approach to product candidate development leverages well-understood molecular mechanisms that have been validated in humans. We believe that each of our product candidates, if approved, has the potential to improve the lives of patients suffering from hematologic diseases.

Bitopertin is the lead product candidate in our heme biosynthesis modulation portfolio. Bitopertin was previously evaluated by F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., or collectively, Roche, in a comprehensive clinical program in over 4,000 individuals in other indications which demonstrated the activity of bitopertin as a glycine transporter 1, or GlyT1, inhibitor and its effect on heme biosynthesis. We are initially developing bitopertin for the treatment of EPs, including EPP and XLP, which are part of a group of severe diseases, known as porphyrias, caused by defects in the heme biosynthesis pathway that cause an accumulation of toxic metabolites referred to as porphyrins, resulting in skin hypersensitivity to sunlight and some types of artificial light. In June and December 2023, we presented interim data from BEACON, a Phase 2 open-label, parallel-dose clinical trial of bitopertin in EPP and XLP patients conducted at sites in Australia. In April 2024, we presented topline data from AURORA, a Phase 2, randomized, double-blind, placebo-controlled clinical trial of bitopertin in EPP patients conducted at sites in the United States. Additional analyses of the BEACON and AURORA trials were presented in June 2024 and in December 2024. In both trials, bitopertin significantly reduced the toxic metabolite, protoporphyrin IX, or PPIX, and was associated with improvements in measures of time spent in sunlight and quality of life, demonstrating a clear association between PPIX reduction and clinical endpoints. In addition, bitopertin was generally well-tolerated. All participants who complete AURORA or BEACON are eligible to participate in HELIOS, an ongoing open-label, long-term extension study of bitopertin in EPP and XLP. In June 2025, we presented interim data from HELIOS, in which longer term treatment of bitopertin was associated with sustained reductions in PPIX, as well as improvements in quality of life, and improved liver biomarkers. In our end-of-Phase 2 meeting, the U.S. Food & Drug Administration, or the FDA, agreed with the potential for reduction of PPIX to serve as a surrogate endpoint to support a potential accelerated approval of bitopertin in EPP and XLP. Under the FDA’s Accelerated Approval Program, we would have the potential to submit a New Drug Application, or NDA, for bitopertin in EPP and XLP based on our existing data, and we would be required to conduct a post-marketing confirmatory clinical trial. In our Type C meeting with the FDA in December 2024, we aligned with the FDA on the design of APOLLO, a randomized, double-blind, placebo-controlled, clinical trial of bitopertin in EPP and XLP patients that in the setting of an accelerated approval would serve as a post-marketing confirmatory clinical trial. We initiated the APOLLO trial in May 2025. Based on feedback from the FDA at our pre-NDA meeting, we plan to submit an NDA in October 2025 for accelerated approval of bitopertin in EPP and XLP in the United States. APOLLO is also intended to serve as a registrational trial with respect to any potential future marketing applications for bitopertin in EPP and XLP in jurisdictions outside the United States. We have also entered into a collaborative research and development agreement with the National Institutes of Health, or NIH, to conduct a clinical trial of bitopertin in DBA, which began in July 2023. We are planning additional trials of bitopertin in other indications.

DISC-0974 is the lead product candidate in our iron homeostasis portfolio and was licensed from AbbVie Deutschland GmbH & Co. KG, or AbbVie. DISC-0974 is designed to suppress hepcidin production and increase serum iron levels. We completed a Phase 1 clinical trial in healthy volunteers in the U.S. in June 2022 with results showing an acceptable tolerability profile and evidence of target engagement, iron mobilization and augmented erythropoiesis. We initiated a Phase 1b/2 clinical trial in June 2022 in patients with anemia of MF, and initiated a separate Phase 1b/2 clinical trial in February 2023 in patients with non-dialysis dependent CKD and anemia. We presented interim data from both of these trials in December 2023 as well as additional interim data for anemia of MF in June 2024 and for non-dialysis dependent CKD and anemia in October 2024. This additional interim data included safety data and changes in hepcidin, iron, and hemoglobin levels for additional patients, as well as longer follow-up. In December 2024, we presented additional analyses of the Phase 1b study in anemia of MF, and in June 2025 we presented longer term data from the continuation phase of this study. We initiated the open-label Phase 2 portion of this clinical trial in December 2024 and we expect to report initial data from this Phase 2 trial in the second half of 2025. We also expect to report data from the multiple-ascending dose, or MAD, portion of the Phase 1b trial in patients with non-dialysis dependent CKD and anemia in the second half of 2025. We are also planning additional trials of DISC-0974 in other anemias of inflammation. In addition, we are developing a preclinical anti-hemojuvelin, or HJV, monoclonal antibody, DISC-0998, which also targets hepcidin suppression and was licensed from AbbVie. DISC-0998 is designed to increase serum iron levels and has an extended serum half-life as compared to DISC-0974. We believe this profile may be desirable in certain subsets of patients with anemia associated with inflammatory diseases.

Lastly, we are developing DISC-3405, a monoclonal antibody against Transmembrane Serine Protease 6, or TMPRSS6, that we licensed from Mabwell Therapeutics, Inc., or Mabwell. DISC-3405 is part of our iron homeostasis portfolio and is designed to induce hepcidin production and reduce serum iron levels. We initiated a Phase 1 clinical trial of DISC-3405 in healthy adult volunteers in October 2023 and presented interim data from the single-ascending dose, or SAD, portion of this clinical trial in June 2024. We presented data from the MAD portion of this Phase 1 healthy volunteer study of DISC-3405 in December 2024, and presented updated data from both the SAD and MAD portions of this clinical trial in June 2025. We are developing DISC-3405 for the treatment of PV and other hematologic disorders and initiated a Phase 2 clinical trial of DISC-3405 in PV in the first half of 2025.

In January 2025 we completed an underwritten offering of shares of our common stock and pre-funded warrants for net proceeds of $243.4 million, after deducting offering expenses. As of June 30, 2025, we had cash, cash equivalents and marketable securities of $650.0 million. We believe that our cash, cash equivalents and marketable securities will be sufficient to fund our current operating and capital expenditure plans and our debt service obligations into 2028, without taking into account any potential net cash inflows from bitopertin or any other marketed product, if approved during such period. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See "Liquidity and Capital Resources" for additional details.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2025 and 2024

The following table summarizes our results of operations for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2025	2024	Change	2025	2024	Change
Operating expenses:
Research and development	$46,319	$23,485	$22,834	$74,082	$47,189	$26,893
Selling, general and administrative	15,091	7,367	7,724	27,274	15,125	12,149
Total operating expenses	61,410	30,852	30,558	101,356	62,314	39,042
Loss from operations	(61,410)	(30,852)	(30,558)	(101,356)	(62,314)	(39,042)
Other income (expense), net:
Interest income	7,057	4,573	2,484	13,937	9,092	4,845
Interest expense	(910)	—	(910)	(1,807)	—	(1,807)
Other income (expense)	68	(13)	81	65	(14)	79
Total other income (expense), net	6,215	4,560	1,655	12,195	9,078	3,117
Loss before income taxes	(55,195)	(26,292)	(28,903)	(89,161)	(53,236)	(35,925)
Income tax expense	(52)	(60)	8	(171)	(65)	(106)
Net loss	$(55,247)	$(26,352)	$(28,895)	$(89,332)	$(53,301)	$(36,031)

Research and Development Expenses

The following table summarizes our research and development expenses for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2025	2024	Change	2025	2024	Change
Bitopertin	$23,686	$7,112	$16,574	$32,121	$13,481	$18,640
DISC-0974	4,615	3,289	1,326	10,736	7,060	3,676
DISC-3405	1,908	3,868	(1,960)	3,576	8,569	(4,993)
Other research programs and expenses	5,462	2,928	2,534	8,105	5,357	2,748
Personnel-related (including equity-based compensation)	10,648	6,288	4,360	19,544	12,722	6,822
Total research and development expenses	$46,319	$23,485	$22,834	$74,082	$47,189	$26,893

Research and development expenses were $46.3 million for the three months ended June 30, 2025, compared to $23.5 million for the three months ended June 30, 2024. The increase of $22.8 million was primarily due to an increase of $16.6 million in bitopertin development expense, including a $10.0 million milestone payment triggered by the initiation of our APOLLO trial. The remaining $6.6 million increase reflects ongoing costs associated with both the APOLLO study and the HELIOS long-term extension trial. Additionally, DISC-0974 development expenses increased $1.3 million primarily due to clinical trial advancement and drug manufacturing activities. Personnel-related costs increased $4.4 million related to higher research and development headcount, including an increase of $2.2 million in stock-based compensation driven by awards granted under our equity compensation plans. There was also an increase of $2.5 million in other research programs and expenses related to expanded research initiatives and ongoing program support. These increases were partially offset by a decrease of $2.0 million in DISC-3405 development expense related to manufacturing costs incurred in the three months ended June 30, 2024 that did not recur in the three months ended June 30, 2025.

Research and development expenses were $74.1 million for the six months ended June 30, 2025, compared to $47.2 million for the six months ended June 30, 2024. The increase of $26.9 million was primarily due to an increase of $18.6 million in bitopertin development expense, including a $10.0 million milestone payment triggered by the initiation of our APOLLO trial. The remaining $8.6 million increase reflects ongoing costs associated with both the APOLLO study and the HELIOS long-term extension trial. Additionally, DISC-0974 development expenses increased $3.7 million primarily due to clinical trial advancement and drug manufacturing activities. Personnel-related costs increased $6.8 million related to higher research and development headcount, including an increase of $3.6 million in stock-based compensation driven by awards granted under our equity compensation plans. There was also an increase of $2.7 million in other research programs and expenses related to expanded research initiatives and ongoing program support. These increases were partially offset by a decrease of $5.0 million in DISC-3405 development expense related to manufacturing costs incurred in the six months ended June 30, 2024 that did not recur in the six months ended June 30, 2025.

Selling, General and Administrative Expenses

The following table summarizes our selling, general and administrative expenses for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2025	2024	Change	2025	2024	Change
Personnel-related (including equity-based compensation)	$8,308	$4,721	$3,587	$15,128	$9,536	$5,592
Legal, consulting and professional fees	5,200	1,616	3,584	9,434	3,754	5,680
Other expenses	1,583	1,030	553	2,712	1,835	877
Total selling, general and administrative expenses	$15,091	$7,367	$7,724	$27,274	$15,125	$12,149

Selling, general and administrative expenses were $15.1 million for the three months ended June 30, 2025, compared to $7.4 million for the three months ended June 30, 2024. The increase of $7.7 million was due to an increase of $3.6 million in personnel-related costs due to higher selling, general and administrative headcount, including an increase of $2.2 million in stock-based compensation driven by awards granted under our equity compensation plans. There was also a $3.6 million increase in legal, consulting, and professional fees primarily related to developing our commercialization capabilities.

Selling, general and administrative expenses were $27.3 million for the six months ended June 30, 2025, compared to $15.1 million for the six months ended June 30, 2024. The increase of $12.1 million was due to an increase of $5.6 million in personnel-related costs due to higher selling, general and administrative headcount, including an increase of $3.0 million in stock-based compensation driven by awards granted under our equity compensation plans. There was also a $5.7 million increase in legal, consulting, and professional fees primarily related to developing our commercialization capabilities.

Other Income (Expense), Net

Other income (expense), net was $6.2 million and $12.2 million for the three and six months ended June 30, 2025, respectively, compared to $4.6 million and $9.1 million for the three and six months ended June 30, 2024, respectively. These increases were primarily due to higher interest income driven by larger cash, cash equivalents and marketable securities balances, partially offset by an increase interest expense associated with our term loan.

Income Tax Expense

Income tax expense was $0.1 million and $0.2 million for the three and six months ended June 30, 2025, respectively, compared to $0.1 million for the three and six months ended June 30, 2024. This expense relates to state income tax resulting from an increase in interest income.

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

To date, we have funded our operations primarily with proceeds from the sale of our convertible preferred stock and common stock, the proceeds from the merger with Gemini, proceeds from various private and public sales of our equity securities and proceeds from borrowings under the Hercules Loan Agreement. Through June 30, 2025, we have received net proceeds of $144.5 million from sales of our Series Seed, Series A and Series B convertible preferred stock, $89.5 million from the merger with Gemini, $721.0 million from various private and public sales of our equity securities, and $27.6 million from borrowings under the Hercules Loan Agreement. As of June 30, 2025, we had cash, cash equivalents and marketable securities of $650.0 million.

We have incurred significant operating losses since inception and, as of June 30, 2025, had an accumulated deficit of $387.3 million. In addition, we expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future. We believe that our cash, cash equivalents and marketable securities will be sufficient to fund our current operating and capital expenditure plans and our debt service obligations into 2028 without taking into account any potential net cash inflows from bitopertin or any other marketed product, if approved during such period. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. We may also pursue additional cash resources through public or private equity offerings, collaborations or additional draws under our Term Loan Facility.

Cash Flows

The following table provides information regarding our cash flows for each period presented (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash (used in) provided by:
Operating activities	$(89,294)	$(48,992)
Investing activities	(220,944)	(219,816)
Financing activities	245,143	189,091
Net decrease in cash, cash equivalents and restricted cash	$(65,095)	$(79,717)

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

During the six months ended June 30, 2025, net cash used in operating activities of $89.3 million was primarily due to our net loss of $89.3 million and the change in operating assets and liabilities of $11.2 million. These were partially offset by non-cash expenses of $11.2 million which included $14.8 million in stock-based compensation, reduced by $5.1 million from amortization and accretion of investment securities.

During the six months ended June 30, 2024, net cash used in operating activities of $49.0 million was primarily due to our net loss of $53.3 million, which included interest income of $9.1 million, and changes in operating assets and liabilities of $3.7 million, which included a reduction in accounts payable related to a milestone payment to Mabwell of $5.0 million. These were partially offset by non-cash expenses of $8.0 million primarily related to stock-based compensation expense of $8.1 million.

Investing Activities

During the six months ended June 30, 2025, net cash used in investing activities was primarily due to purchases of marketable securities of $405.9 million, partially offset by maturities of marketable securities of $185.8 million.

During the six months ended June 30, 2024, net cash used in investing activities was primarily due to purchases of marketable securities.

Financing Activities

During the six months ended June 30, 2025, net cash provided by financing activities of $245.1 million consisted primarily of aggregate net proceeds of $243.4 million from our underwritten offering in January 2025.

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

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations as of June 30, 2025 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Operating lease commitments(1)	$3,540	$794	$1,415	$1,331	$—
Total	$3,540	$794	$1,415	$1,331	$—

(1) Amounts reflect contractual rent payments due for our leased and subleased office spaces in Watertown, Massachusetts as of June 30, 2025 and include contractual payments due under our forward-starting lease which is expected to commence in December 2026. The term date for our existing lease is December 31, 2029 and the term date for our existing sublease is November 30, 2026.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

As of June 30, 2025, we had cash, cash equivalents and marketable securities of $650.0 million which consisted of cash, money market funds U.S. treasury securities and U.S. government agency securities, which are classified as available-for-sale securities. As of December 31, 2024, we had cash and cash equivalents of $489.9 million, which consisted of cash, money market funds and U.S. treasury securities. Our primary investment objectives are the preservation of capital and the maintenance of liquidity, and our investment policy defines allowable investments based on quality of the institutions and financial instruments designed to minimize risk exposure. Our exposure to interest rate sensitivity is affected by changes in the general level of U.S. interest rates. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term maturities and low risk profiles of our investments, we do not anticipate a significant exposure to interest rate risk. If market interest rates were to increase immediately and uniformly by one percentage point from levels as of June 30, 2025, the net fair value of our marketable securities would decrease by approximately $3.0 million.

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

Inflation generally affects us by increasing our cost of labor and contract research. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the six months ended June 30, 2025 and 2024.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Principal Executive Officer (our Chief Executive Officer) and Principal Financial Officer (our Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness in the design and maintenance of effective Information Technology General Controls (“ITGC”) over certain key financial IT systems described below.

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

Remediation of Material Weakness

Management, with the oversight of the audit committee of the board of directors, is committed to maintaining a strong internal control environment. In response to the material weakness identified above, we have identified and continue to implement remediation efforts which include: (i) developing and implementing additional training and awareness programs addressing ITGCs and policies, including educating control owners concerning the principles and requirements of each control, with a focus on understanding user access and program changes; (ii) engaging third-party consultants to assist with remediation efforts, including enhancing our risk assessment, evaluating gaps in our current processes and controls, and developing a remediation plan; (iii) expanding available resources through internal hiring and; (iv) enhancing quarterly reporting on the remediation measures to the Audit Committee of the Board of Directors.

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

Changes in Internal Control Over Financial Reporting

Except as described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the six months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our net losses were $89.3 million and $53.3 million for the six months ended June 30, 2025 and 2024, respectively. We had an accumulated deficit of $387.3 million as of June 30, 2025. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations. We expect our research and development expenses to increase significantly in connection with the commencement and continuation of clinical trials of our product candidates. In addition, if we obtain regulatory approval for our product candidates, we will incur significant sales, marketing and manufacturing expenses. We also will continue to incur additional costs associated with operating as a public company and expect to continue to incur significant and increasing operating losses over the next several years and for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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

Additionally, some of the clinical trials we conduct, such as our completed BEACON Phase 2 clinical trial of bitopertin and our ongoing Phase 2 clinical trials of DISC-0974 and DISC-3405, may be open-label in study design and may be conducted at a limited number of clinical sites on a limited number of patients. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. Most typically, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. The results from an open-label clinical trial may not be predictive of future clinical trial results when studied in a controlled environment with a placebo or active control.

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

Although we designed our ongoing APOLLO clinical trial of bitopertin, Phase 1b/2 clinical trials of DISC-0974, and Phase 2 clinical trial of DISC-3405, and intend to design other future clinical trials for our product candidates, these trials are or will be conducted by CROs and we expect CROs will conduct all of our future clinical trials. As a result, many important aspects of our development programs, including their conduct and timing, are outside of our direct control. Our reliance on third parties to conduct future clinical trials also results in less direct control over the management of data developed through clinical trials than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may:

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

We do not currently own or operate, nor do we have any plans to establish in the future, any manufacturing facilities. Although we believe we have obtained sufficient material to produce bitopertin tablets to complete our ongoing HELIOS and APOLLO clinical trials, DISC-0974 vials to complete our ongoing Phase 1b/2 clinical trials, and DISC-3405 vials to complete our ongoing Phase 2 clinical trial, we cannot be sure we have correctly estimated our drug product and API requirements or that such drug product or API will not expire before we want to use it. We rely, and expect to continue to rely, on third parties such as contract development and manufacturing organizations, or CDMOs, for the manufacture of our product candidates for preclinical development and clinical testing. We also expect to rely on third parties for the commercial manufacture of our products if any of our product candidates receive regulatory approval. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

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

Any performance failure on the part of our existing or future manufacturers could delay clinical development or regulatory approval. If our current CDMOs cannot perform as agreed, we may be required to replace such CDMOs. In addition, there has been increased governmental focus in the U.S. on contracting with Chinese companies for the development or manufacturing of pharmaceutical products. For example, there have been Congressional legislative proposals, such as the bill titled the BIOSECURE Act that was previously considered (and not enacted) in Congress, which would have, among other things, prohibited U.S. federal funding in connection with biotechnology equipment or services produced or provided by certain named Chinese “biotechnology companies of concern” (which includes WuXi AppTech (Hong Kong) Limited and its affiliates, or WuXi) and loans and grants to, and federal contracts with any entity that uses biotechnology equipment or services from one of these entities. The legislation would also have given the federal government the authority to name additional “biotechnology companies of concern” that are engaged in research activities with the Chinese government and that pose a risk of U.S. national security. In addition, in 2025, the United States imposed substantial tariffs on imports from China as well as on other trading partners, including Canada, Mexico, and the EU. We currently rely on certain foreign or foreign-owned third-party vendors, including WuXi and its affiliates, to manufacture certain materials used in clinical trials of our product candidates or to provide services in connection with certain clinical trials or certain discovery activities. Our engagement with these foreign and foreign-owned vendors may be subject to new U.S. legislation similar to the previously proposed BIOSECURE Act, investigations, sanctions, further escalation of tariffs, trade restrictions and other foreign regulatory requirements, which could cause us to need to identify alternate service providers, increase the cost or reduce the supply of materials available to us, delay the procurement or supply of these materials, delay or impact clinical trials, or have an adverse effect on our ability to secure significant commitments from governments to purchase our potential therapies, any of which could adversely affect our financial condition and business prospects. We continue to assess the legislation and the tariffs as they develop to determine the effect, if any, on our contractual relationships.

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

For all of our product candidates, we intend to identify and qualify additional manufacturers to provide such API prior to submission of an NDA or BLA to the FDA and/or an MAA to the EMA. We are not certain, however, that our single-source suppliers will be able to meet our demand for their products, either because of the nature of our agreements with those suppliers, our limited experience with those suppliers or our relative importance as a customer to those suppliers. It may be difficult for us to assess our ability to timely meet our demand in the future based on past performance. While our suppliers have generally met our demand for their products on a timely basis in the past, they may subordinate our needs in the future to their other customers.

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

In November 2024, we announced that, based on discussions with the FDA, reduction in protoporphyrin IX, or PPIX, may be sufficient to serve as a surrogate endpoint supportive of submitting an NDA for bitopertin in EPP and XLP under the FDA’s Accelerated Approval Program based on our existing data. In January 2025, we announced that we had aligned with the FDA on the design of our planned APOLLO trial, which in the setting of an accelerated approval would serve as a post-marketing confirmatory trial. We initiated the APOLLO clinical trial in May 2025. Following our pre-NDA meeting with the FDA, in July 2025 we announced that we plan to submit an NDA in October 2025 for accelerated approval of bitopertin in EPP and XLP. However, the FDA could change its position regarding the sufficiency of PPIX as a surrogate endpoint or the design of our APOLLO clinical trial. Further, even if the FDA continues to agree that reduction of PPIX may be sufficient to serve as a surrogate endpoint supportive of submitting an NDA for accelerated approval of bitopertin in EPP and XLP and remains aligned with the design of APOLLO as a post-marketing confirmatory trial, the FDA may not accept for filing any NDA we submit for accelerated approval for bitopertin, may not grant this approval on a timely basis, or may not grant approval at all. Receiving accelerated approval does not provide assurance of ultimate full FDA approval. Even if the Accelerated Approval Program does result in a faster approval process, there is no guarantee that we will be able to begin commercialization of our product at the time of such approval, that the APOLLO trial will confirm and verify clinical benefit, or that we will be otherwise able to maintain such approval.

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

In addition, other legislative and regulatory changes have been proposed and adopted in the United States since the ACA was enacted:

•
The U.S. Budget Control Act of 2011, for example, included aggregate reductions of Medicare payments to providers of 2% per fiscal year that will remain in effect through fiscal year 2032, absent additional action from Congress.
•
Due to the Statutory Pay-As-You-Go Act of 2010, estimated budget deficit increases resulting from the American Rescue Plan Act of 2021, and subsequent legislation, Medicare payments to providers will be further reduced starting in 2025 absent further legislation. Because the One Big Beautiful Bill Act of 2025 is expected to add to the federal deficit over the next decade, it is unclear whether this will trigger automatic spending cuts as part of the statutory Pay-As-You-Go Act’s requirements.
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
•
The One Big Beautiful Bill Act of 2025 also added work requirements and more frequent eligibility enrollment reverifications for Medicaid enrollees, which is expected to have the effect of reducing the number of Medicaid enrollees.

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

The Inflation Reduction Act of 2022, or the IRA, includes several provisions that may impact our business, depending on how various aspects of the IRA are implemented. Provisions that may impact our business include a $2,000 out-of-pocket cap for Medicare Part D beneficiaries, the imposition of new manufacturer financial liability on most drugs in Medicare Part D, permitting the U.S. government to negotiate Medicare Part B and Part D pricing for certain high-cost drugs and biologics without generic or biosimilar competition, requiring companies to pay rebates to Medicare for drug prices that increase faster than inflation, and delay until January 1, 2032 the implementation of the HHS rebate rule that would have limited the fees that pharmacy benefit managers can charge. Previously, under the IRA, orphan drugs were exempted from the Medicare drug price negotiation program only if they have one orphan designation and for which the only approved indication is for that disease or condition. If a product received multiple orphan designations or had multiple approved indications, it would not qualify for the orphan drug exemption. The One Big Beautiful Bill Act of 2025 eliminated this restriction, which serves to exempt all orphan drugs from the Medicare drug price negotiation program, regardless of the number of orphan designations or indications. The implementation of the IRA is currently subject to ongoing litigation challenging the constitutionality of the IRA’s Medicare drug price negotiation program. CMS has announced the results of the first round of negotiated prices between CMS and participating drug manufacturers for the ten selected drugs under the IRA’s Medicare drug price negotiation program. These prices go into effect in 2026. CMS has also commenced negotiations for the next 15 drugs selected for the IRA’s Medicare drug price negotiation program. It is unclear whether ongoing litigation will be successful in challenging the constitutionality of the IRA’s Medicare drug price negotiation program and, if so, may provide a mechanism to block the implementation of the program. The effects of the IRA on our business and the healthcare industry in general is not yet known.

Multiple recent executive orders have also been issued that have sought to address high prescription drug costs. For example:

•
The executive order, “Delivering Most-Favored-Nation Prescription Drug Pricing,” issued on May 12, 2025, directs the Secretary of HHS to set and communicate most-favored-nation price targets to manufacturers and propose a rulemaking plan to impose most-favored-nation pricing if “significant progress” is not made towards achieving such pricing. It also directs the federal government to support regulatory paths to allow direct-to-patient sales for companies that meet these targets. It also states that the current administration will take additional aggressive action (for example, examining whether marketing approvals should be modified or rescinded or opening the door for individual drug importation waivers) should manufacturers fail to offer American consumers the most-favored-nation lowest price. Notably, a rule enacted under the first term of the current administration, also known as the “Most Favored Nations” rule, would have set Medicare Part B reimbursement at an amount no higher than the lowest price that a drug manufacturer receives on a particular product in an index of foreign countries. This rule was the subject of litigation and was formally rescinded by the former administration in August 2021. FDA Commissioner Makary also announced in July 2025 that FDA is contemplating a fast-track priority review voucher for drugs whose manufacturers commit to setting a price in line with drug pricing offered in economically similarly situated countries around the world. The effects of these proposals and how these proposals will be implemented are not yet known.
•
The executive order, “Lowering Drug Prices by Once Again Putting Americans First,” issued on April 15, 2025, included a multitude of directives to the federal government to lower drug prices. This includes directing HHS to issue updated IRA drug price negotiation guidance, including eliminating the so-called “pill penalty” under the IRA that creates a distinction between small molecule and large molecule products for purposes of determining when a drug may be eligible for drug price negotiation. Among other provisions, the executive order also directs the government to evaluate the role of pharmacy benefit managers.

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

As of June 30, 2025, we had 125 full-time employees and no part-time employees. We expect to experience significant growth in the number of our employees and the scope of our operations, particularly as we mature as a public company and in the areas of product development, regulatory affairs and, in anticipation of the potential regulatory approval of bitopertin, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

We have acquired, and in the future may acquire additional, businesses or products, and we may form strategic alliances or create joint ventures with third parties that we believe will complement or augment our existing business. If we acquire businesses with promising markets or technologies, we may not be able to realize the benefit of acquiring such businesses if we are unable to successfully integrate them with our existing operations and company culture. We may encounter numerous difficulties in developing, manufacturing and marketing any new products resulting from a strategic alliance or acquisition that delay or prevent us from realizing their expected benefits or enhancing our business. We cannot assure you that, following any such acquisition, we will achieve the expected synergies to justify the transaction.

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

The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service, or IRS, and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many such changes have been made and changes are likely to continue to occur in the future. For example, on July 4, 2025, President Donald Trump signed the “One Big Beautiful Bill Act,” or OBBBA, into law, which is considered the enactment date under U.S. GAAP. Key corporate tax provisions include the restoration of 100% bonus depreciation, immediate expensing for domestic research and experimental expenditures, changes to Section 163(j) interest limitations, updates to GILTI and FDII rules, amendments to energy credits, and expanded Section 162(m) aggregation requirements. In accordance with ASC 740, the effects of the new tax law will be recognized in the period of enactment. The Company is currently evaluating the impact of the OBBBA, and does not expect the legislation to have a material financial statement effect. It cannot be predicted whether, when, in what form or with what effective dates tax laws, regulations and rulings may be enacted, promulgated or issued, which could result in an increase in our or our stockholders’ tax liability or require changes in the manner in which we operate in order to minimize or mitigate any adverse effects of changes in tax law. Prospective investors should consult their tax advisors regarding the potential consequences of changes in tax law on our business and on the ownership and disposition of our common stock.

Our future taxable income may be subject to certain limitations.

As of December 31, 2024, we had federal and state net operating loss carryforwards of $117.9 million and $133.8 million, respectively. Substantially all of the federal NOLs are not subject to expiration and the state NOLs begin to expire in 2037. As of December 31, 2024, we also had federal and state research and development tax credit carryforwards of $19.0 million and $2.8 million, respectively, which begin to expire in 2034. These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under current law, unused U.S. federal and certain state net operating losses generated for tax years beginning after December 31, 2017 are not subject to expiration and may be carried forward indefinitely. Such U.S. federal net operating losses generally may not be carried back to prior taxable years, except that, net operating losses generated in 2019, 2020 and 2021 may be carried back to each of the five tax years preceding the tax years of such losses. For taxable years beginning after December 31, 2020, the deductibility of U.S. federal net operating losses generated for tax years beginning after December 31, 2017 is limited to 80% of our taxable income in any future taxable year. In addition, in general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses or tax credits, or NOLs or credits, to offset future taxable income or taxes. For these purposes, an ownership change generally occurs when one or more stockholders or groups of stockholders who each owns at least 5% of a corporation’s stock increase their aggregate stock ownership by more than 50 percentage points over their lowest ownership percentage within a specified testing period. Our existing NOLs or credits may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change, our ability to utilize NOLs or credits could be further limited by Sections 382 and 383 of the Code. In addition, future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Sections 382 and 383 of the Code. Our NOLs or credits may also be impaired under state law. Accordingly, we may not be able to utilize a material portion of our NOLs or credits.

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

The market price of our common stock could be subject to significant fluctuations. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

If our existing securityholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after legal restrictions on resale discussed in our Annual Report on Form 10-K for the year ended December 31, 2024 lapse, the trading price of our common stock could decline. As of June 30, 2025, we had 34,694,882 shares of common stock outstanding. All outstanding shares of common stock, other than shares held by our affiliates will be freely tradable, without restriction, in the public market. In addition, shares of common stock that are subject to outstanding options of ours will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements and Rules 144 and 701 under the Securities Act. If these shares are sold, the trading price of our common stock could decline.

Our executive officers, directors and principal stockholders have the ability to control or significantly influence all matters submitted to our stockholders for approval.

As of June 30, 2025, our executive officers, directors and principal stockholders, in the aggregate, beneficially owned approximately 49% of our outstanding shares of common stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of us on terms that other stockholders may desire.

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

(c) Issuer Purchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

The following table discloses any officer (as defined in Rule 16a-1(f) under the Exchange Act) or director who entered into, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K) during the three months ended June 30, 2025:

Name and Title	Type of Trading Arrangement	Action Taken (Date of Action)	Duration or End Date	Aggregate Number of Securities to be Sold	Description of Trading Arrangement
William Savage, M.D., Ph.D. Chief Medical Officer	Trading plan intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c)	Adoption (June 26, 2025)	End Date (February 27, 2026)	Up to 13,093	Sale

ITEM 6. EXHIBITS.

The exhibits filed as part of this Quarterly Report are set forth on the Exhibit Index, which is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description
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

DISC MEDICINE, INC.

Date: August 7, 2025	By:	/s/ John Quisel
John Quisel, J.D., Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2025	By:	/s/ Jean Franchi
Jean Franchi
Chief Financial Officer (Principal Financial and Accounting Officer)