Form 10-Q
period 2025-09-30
Disc Medicine, Inc.
filed 2025-11-06
CIK 1816736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 31, 2025 there were 37,750,162 shares of Common Stock, $0.0001 par value per share, outstanding.

i

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or Quarterly Report, of Disc Medicine, Inc., or the Company, contains or incorporates statements that constitute forward-looking statements within the meaning of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Quarterly Report on Form 10-Q may include, for example, statements about:

•
the initiation, timing, progress, results, and cost of our research and development programs and our current and future preclinical studies and clinical trials, including our ongoing clinical trials of bitopertin, our ongoing and planned clinical trials of DISC-0974 and our ongoing clinical trials of DISC-3405, and including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available, and our research and development programs;
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
•
our ability to seek and obtain approval for bitopertin under the U.S. Food and Drug Administration’s, or FDA’s, Accelerated Approval Program, including the FDA’s acceptance of the APOLLO clinical study as a post-marketing confirmatory trial, whether the FDA will accept our NDA submission for filing, and whether the NDA submission will meet the standards for accelerated approval;
•
the potential benefits of the FDA Commissioner’s National Priority Voucher, or CNPV, with respect to our NDA submission, including the timeline for FDA review;
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
•
We are seeking approval from the FDA for bitopertin for EPP and XLP, and may seek approval for our other current or future product candidates, under the Accelerated Approval Program. If we are not able to use such program, we may be required to conduct additional clinical trials beyond those that are contemplated, which would increase the expense of obtaining, and delay the receipt of, necessary marketing approvals, if we receive them at all. In addition, even if the Accelerated Approval Program is available to us, it may not ultimately lead to expedited approval of our product candidates, or approval at all.
•
We received a Commissioner’s National Priority Voucher for bitopertin. We may not be able to fully realize the benefits of such a voucher, including a potentially accelerated timeline for review of our NDA submission for bitopertin in EPP and XLP by the FDA.
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

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DISC MEDICINE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$140,664	$192,434
Marketable securities	475,256	297,447
Prepaid expenses and other current assets	11,248	3,734
Total current assets	627,168	493,615
Property and equipment, net	1,228	751
Right-of-use assets, operating leases	1,220	1,569
Other assets	840	838
Total assets	$630,456	$496,773
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,268	$7,948
Accrued external research and development expenses	7,705	7,141
Other accrued expenses	11,115	8,097
Operating lease liabilities, current	656	130
Total current liabilities	26,744	23,316
Long-term debt, net	28,948	28,322
Operating lease liabilities, non-current	1,373	1,548
Total liabilities	57,065	53,186
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, no shares issued or outstanding as of September 30, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized as of September 30, 2025 and December 31, 2024; 35,006,636 and 29,865,030 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	4	3
Additional paid-in capital	1,022,324	741,297
Accumulated other comprehensive income	718	289
Accumulated deficit	(449,655)	(298,002)
Total stockholders’ equity	573,391	443,587
Total liabilities and stockholders’ equity	$630,456	$496,773

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISC MEDICINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$50,334	$24,685	$124,416	$71,874
Selling, general and administrative	17,362	8,171	44,636	23,296
Total operating expenses	67,696	32,856	169,052	95,170
Loss from operations	(67,696)	(32,856)	(169,052)	(95,170)
Other income (expense), net:
Interest income	6,412	6,362	20,349	15,454
Interest expense	(917)	—	(2,724)	—
Other income (expense)	(18)	9	47	(5)
Total other income (expense), net	5,477	6,371	17,672	15,449
Loss before income taxes	(62,219)	(26,485)	(151,380)	(79,721)
Income tax expense	(102)	(114)	(273)	(179)
Net loss	$(62,321)	$(26,599)	$(151,653)	$(79,900)
Net loss per share, basic and diluted	$(1.77)	$(0.89)	$(4.39)	$(2.98)
Weighted-average common shares outstanding, basic and diluted	35,178,691	29,935,551	34,516,134	26,809,605

Comprehensive loss:
Net loss	$(62,321)	$(26,599)	$(151,653)	$(79,900)
Other comprehensive income:
Foreign currency translation adjustments	—	(48)	(1)	(42)
Unrealized gain on marketable securities	445	849	430	783
Total other comprehensive income	445	801	429	741
Comprehensive loss	$(61,876)	$(25,798)	$(151,224)	$(79,159)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISC MEDICINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share and per share amounts)

(Unaudited)

	Common Stock $0.0001 Par Value		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2024	29,865,030	$3	$741,297	$289	$(298,002)	$443,587
Issuance of common stock upon exercise of stock options	91,524	—	575	—	—	575
Issuance of common stock upon vesting of restricted stock units	83,672	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	7,814	—	287	—	—	287
Sale of common stock in underwritten offering, net of issuance costs of $15,321	4,533,182	—	234,003	—	—	234,003
Sale of pre-funded warrants in underwritten offering, net of issuance costs of $615	—	—	9,386	—	—	9,386
Stock-based compensation expense	—	—	6,363	—	—	6,363
Foreign currency translation adjustments	—	—	—	14	—	14
Unrealized gain on marketable securities	—	—	—	232	—	232
Net loss	—	—	—	—	(34,085)	(34,085)
Balance at March 31, 2025	34,581,222	$3	$991,911	$535	$(332,087)	$660,362
Issuance of common stock upon exercise of stock options	110,230	—	892	—	—	892
Issuance of common stock upon vesting of restricted stock units	3,430	—	—	—	—	—
Stock-based compensation expense	—	—	8,420	—	—	8,420
Foreign currency translation adjustments	—	—	—	(15)	—	(15)
Unrealized loss on marketable securities	—	—	—	(247)	—	(247)
Net loss	—	—	—	—	(55,247)	(55,247)
Balance at June 30, 2025	34,694,882	$3	$1,001,223	$273	$(387,334)	$614,165
Issuance of common stock upon exercise of stock options	128,482	—	1,531	—	—	1,531
Issuance of common stock upon vesting of restricted stock units	14,514	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	6,301	—	291	—	—	291
Sale of common stock in at-the-market offering, net of issuance costs of $302	162,457	1	9,765	—	—	9,766
Stock-based compensation expense	—	—	9,514	—	—	9,514
Foreign currency translation adjustments	—	—	—	—	—	—
Unrealized gain on marketable securities	—	—	—	445	—	445
Net loss	—	—	—	—	(62,321)	(62,321)
Balance at September 30, 2025	35,006,636	4	1,022,324	718	(449,655)	573,391

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISC MEDICINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)

(In thousands, except share and per share amounts)

(Unaudited)

	Common Stock $0.0001 Par Value		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2023	24,360,233	$2	$533,764	$—	$(188,645)	$345,121
Issuance of common stock upon exercise of stock options	95,467	—	806	—	—	806
Issuance of common stock under employee stock purchase plan	5,736	—	245	—	—	245
Sale of common stock in at-the-market offerings, net of issuance costs of $518	234,449	—	14,790	—	—	14,790
Stock-based compensation expense	—	—	4,058	—	—	4,058
Net loss	—	—	—	—	(26,949)	(26,949)
Balance at March 31, 2024	24,695,885	$2	$553,663	$—	$(215,594)	$338,071
Issuance of common stock upon exercise of stock options	68,112	—	567	—	—	567
Sale of common stock in underwritten offering, net of issuance costs of $5,472	4,944,000	1	172,511	—	—	172,512
Stock-based compensation expense	—	—	4,091	—	—	4,091
Foreign currency translation adjustments	—	—	—	6	—	6
Unrealized loss on marketable securities	—	—	—	(66)	—	(66)
Net loss	—	—	—	—	(26,352)	(26,352)
Balance at June 30, 2024	29,707,997	$3	$730,832	$(60)	$(241,946)	$488,829
Issuance of common stock upon exercise of stock options	34,811	—	401	—	—	401
Issuance of common stock under employee stock purchase plan	5,346	—	196	—	—	196
Stock-based compensation expense	—	—	4,332	—	—	4,332
Foreign currency translation adjustments	—	—	—	(48)	—	(48)
Unrealized gain on marketable securities	—	—	—	849	—	849
Net loss	—	—	—	—	(26,599)	(26,599)
Balance at September 30, 2024	29,748,154	$3	$735,761	$741	$(268,545)	$467,960

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISC MEDICINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net loss	$(151,653)	$(79,900)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	192	147
Stock-based compensation	24,297	12,481
Amortization/accretion of investment securities	(6,887)	(3,092)
Loss from initial consolidation of variable interest entity	852	—
Non-cash lease expense	349	324
Non-cash interest expense	626	—
Other non-cash items	—	(42)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(7,540)	(509)
Accounts payable	(680)	(9,076)
Accrued external research and development expenses	564	14,346
Other accrued expenses	2,436	(647)
Operating lease liabilities	351	(385)
Net cash used in operating activities	(137,093)	(66,353)
Cash flows from investing activities
Purchases of marketable securities	(491,312)	(313,850)
Maturities of marketable securities	320,819	23,000
Purchases of property and equipment	(913)	(56)
Net cash used in investing activities	(171,406)	(290,906)
Cash flows from financing activities
Proceeds from sale of common stock in underwritten offering, net of issuance costs paid	234,003	172,512
Proceeds from sale of pre-funded warrants in underwritten offering, net of issuance costs paid	9,386	—
Proceeds from sale of common stock in at-the-market offerings, net of issuance costs paid	9,766	14,790
Proceeds from stock option exercises	2,998	1,774
Contributions from employee stock purchase plan	578	441
Net cash provided by financing activities	256,731	189,517
Net decrease in cash, cash equivalents and restricted cash	(51,768)	(167,742)
Cash, cash equivalents and restricted cash, beginning of period	192,672	360,616
Cash, cash equivalents and restricted cash, end of period	$140,904	$192,874

	Nine Months Ended September 30,
	2025	2024
Supplemental cash flow information
Cash paid for interest	$2,116	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISC MEDICINE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Nature of the Business

Disc Medicine, Inc. (together with its subsidiaries, the “Company”) is a clinical-stage biopharmaceutical company focused on the discovery, development, and commercialization of novel treatments for patients suffering from serious hematologic diseases. The Company has assembled a portfolio of clinical and preclinical product candidates that aim to modify fundamental biological pathways associated with the formation and function of red blood cells, specifically heme biosynthesis and iron homeostasis. The Company’s current pipeline includes bitopertin for the treatment of erythropoietic porphyrias (“EPs”) including erythropoietic protoporphyria (“EPP”), X-linked protoporphyria (“XLP”), and Diamond-Blackfan Anemia (“DBA”); DISC-0974 for the treatment of anemia of myelofibrosis (“MF”), anemia of inflammatory bowel disease ("IBD"), and anemia of chronic kidney disease (“CKD”); and DISC-3405 for the treatment of polycythemia vera (“PV”), sickle cell disease ("SCD"), and other hematologic disorders. In addition, the Company’s preclinical programs include DISC-0998, for the treatment of anemia associated with inflammatory diseases. The Company’s approach to product candidate development leverages well-understood molecular mechanisms that have been validated in humans. The Company believes that each of its product candidates, if approved, has the potential to improve the lives of patients suffering from hematologic diseases. The Company was founded in October 2017. The Company’s principal offices are located in Watertown, Massachusetts.

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

Liquidity and Capital Resources

The Company’s condensed consolidated financial statements have been prepared on the basis of the Company continuing as a going concern. The Company expects that its existing cash, cash equivalents and marketable securities as of September 30, 2025 of $615.9 million will enable the Company to fund its planned operating expense and capital expenditure requirements for at least twelve months from the date of issuance of these condensed consolidated financial statements. The Company has incurred recurring losses and negative cash flows from operations since inception. As of September 30, 2025, the Company had an accumulated deficit of $449.7 million. The Company expects its operating losses and negative operating cash flows to continue into the foreseeable future. The future viability of the Company is dependent on its ability to generate cash from operating activities or to raise additional capital to finance its operations. There can be no assurance that the Company will ever earn revenues or achieve profitability, or if achieved, that the revenues or profitability will be sustained on a continuing basis. In addition, the Company’s preclinical and clinical development activities, manufacturing and commercialization of the Company’s product candidates, if approved, may require significant additional financing.

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

Unaudited Interim Condensed Consolidated Financial Information

The accompanying condensed consolidated financial statements as of September 30, 2025 and for the three and nine months ended September 30, 2025 and 2024 are unaudited. The financial data and other information contained in the notes hereto as of September 30, 2025 and for the three and nine months ended September 30, 2025 and 2024 are also unaudited. The condensed consolidated balance sheet data as of December 31, 2024 was derived from the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements, and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of September 30, 2025 and the results of its operations and cash flows for the three and nine months ended September 30, 2025 and 2024. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2024, and the notes thereto, included in the Company’s Annual Report on Form 10-K.

The results for the three and nine months ended September 30, 2025 and 2024 are not necessarily indicative of results to be expected for the full years, or any other interim periods, or any future year or period.

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

3. Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Cash and cash equivalents	$140,664	$192,434
Restricted cash	240	238
Total cash, cash equivalents and restricted cash as shown on the condensed consolidated statements of cash flows	$140,904	$192,672

The Company's restricted cash balance, which is classified within other assets on the condensed consolidated balance sheets, consists of letters of credit related to leased and subleased office space in Watertown, Massachusetts. The Company is required to maintain a separate cash balance to secure its letters of credit.

4. Marketable Securities

Marketable securities as of September 30, 2025 consisted of the following (in thousands):

		Gross Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Marketable securities available-for-sale:
U.S. treasury securities	$417,590	$671	$(5)	$418,256
Corporate debt securities	34,590	9	(9)	34,590
U.S. government agency securities	22,330	80	—	22,410
Total available-for-sale securities	$474,510	$760	$(14)	$475,256

Marketable securities as of December 31, 2024 consisted of the following (in thousands):

		Gross Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Marketable securities available-for-sale:
U.S. treasury securities	$189,409	$288	$(34)	$189,663
U.S. government agency securities	107,722	85	(23)	107,784
Total available-for-sale securities	$297,131	$373	$(57)	$297,447

As of September 30, 2025, all of the Company’s marketable securities are available to the Company for use in current operations. As a result, the Company has classified all of these securities as current assets even though the stated maturity of some individual securities may be one year or more beyond the balance sheet date. The following table shows the fair value of the Company’s marketable securities, by contractual maturity, as of September 30, 2025 (in thousands):

September 30, 2025
Due within one year	$401,960
Due after one year through five years	73,296
Total available-for-sale securities	$475,256

The aggregate fair value of marketable securities with unrealized losses was $34.6 million and $51.0 million as of September 30, 2025 and December 31, 2024, respectively. As of September 30, 2025 and December 31, 2024, six investments and five investments were in an unrealized loss position, respectively. All such investments have been in an unrealized loss position for less than a year and these losses are considered temporary. The Company has the ability and intent to hold these investments until a recovery of their amortized cost, which may not occur until maturity. The Company expects that U.S. treasury, U.S. government agency, and corporate debt securities are subject to minimal credit risk. As a result, the Company did not record any charges for credit-related impairments for its available-for-sale securities for three and nine months ended September 30, 2025 and 2024.

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized as follows (in thousands):

	September 30, 2025
	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$110,291	$—	$—
Total cash equivalents	110,291	—	—
Marketable securities:
U.S. treasury securities	—	418,256	—
Corporate debt securities	—	34,590
U.S. government agency securities	—	22,410	—
Total marketable securities	—	475,256	—
Total assets	$110,291	$475,256	$—

	December 31, 2024
	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$88,735	$—	$—
U.S. treasury securities	—	91,916	—
Total cash equivalents	88,735	91,916	—
Marketable securities:
U.S. treasury securities	—	189,663	—
U.S. government agency securities	—	107,784	—
Total marketable securities	—	297,447	—
Total assets	$88,735	$389,363	$—

The fair value of the Company’s Level 1 cash equivalents, consisting of money market funds, is based on quoted market prices in active markets with no valuation adjustment. The fair value of the Company’s Level 2 cash equivalents consisting of U.S. treasury securities with original maturities of three months or less and marketable securities consisting of U.S. treasury, U.S. government agency, and corporate debt securities with original maturities 24 months or less, are determined through third-party pricing services.

There have been no impairments of the Company’s assets measured and carried at fair value during the three and nine months ended September 30, 2025 and 2024. There were no changes in valuation techniques during the three and nine months ended September 30, 2025 and 2024. There were no transfers between Level 1, Level 2 and Level 3 financial assets during the three and nine months ended September 30, 2025. The Company transferred assets of $0.9 million from Level 2 to Level 1 during the nine months ended September 30, 2024. The Company did not have any non-recurring fair value measurements on any assets or liabilities during the three and nine months ended September 30, 2025 and 2024.

6. Other Accrued Expenses

Other accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Accrued employee-related expenses	$9,000	$7,211
Accrued professional fees	1,366	531
Accrued other	749	355
Total other accrued expenses	$11,115	$8,097

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

In January 2025, the Company made a milestone payment of $3.0 million upon the first administration to a patient in the Phase 2 clinical trial of DISC-0974 which was recorded within research and development in the Company’s condensed consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2025. As of September 30, 2025, no additional milestones had been achieved.

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

In June 2025, the Company made a milestone payment of $10.0 million upon the initiation of the first Phase 3 clinical trial with a licensed product in a first indication which was recorded within research and development in the Company’s condensed consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2025. The next potential milestone payment is $15.0 million due upon regulatory approval in the United States with a licensed product in a first indication. As of September 30, 2025, this milestone had not been achieved.

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

In October 2023, the Company dosed the first patient in the Phase 1 clinical trial for DISC-3405, resulting in a milestone payment of $5.0 million to Mabwell. In September 2025, the Company made a milestone payment of $10.0 million upon the first administration to a patient in a Phase 2 clinical trial for DISC-3405 which was recorded within research and development in the Company’s condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2025. The next potential milestone payment is $5.0 million due upon the first administration to a patient in a Phase 1b clinical trial with a licensed product in a second indication. As of September 30, 2025, this milestone had not been achieved.

License Agreement with Oak Bay Biosciences, Inc. (“OBB”)

In December 2024, the Company entered into an out-license agreement with OBB pursuant to which the Company granted an exclusive license, with the right to grant sublicenses, to certain Gemini intellectual property. Under the terms of the agreement, the Company received an upfront payment of $0.2 million with additional consideration receivable upon the achievement of certain clinical, regulatory and sales milestones up to $7.0 million, $35.0 million, and $160.0 million, respectively. As of September 30, 2025, none of the milestones had been achieved and are not considered probable of achievement.

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

In connection with the transaction, the Company recorded the acquired assets and assumed liabilities at their estimated fair values as of the acquisition date, which resulted in net acquired liabilities of $0.5 million, excluding Contingent Consideration. Total consideration transferred, including the fair value of the Contingent Consideration, was $0.3 million. The difference between the consideration transferred and the fair value of net liabilities assumed resulted in a $0.9 million loss upon initial consolidation, which was recorded within research and development in the Company’s condensed consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2025.

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

The Company recorded debt discount and debt issuance costs of $1.8 million upon closing of the Hercules Loan Agreement. Debt discount and unamortized debt issuance costs were recorded as a reduction of the carrying amount on the term loan and are amortized as interest expense using the effective-interest method. In addition, unamortized deferred financing costs of $0.6 million were recorded in other assets as of September 30, 2025, related to the Company's right to borrow additional amounts in the future.

Interest expense for the three and nine months ended September 30, 2025 was $0.9 million and $2.7 million, respectively. As of September 30, 2025, the carrying value of the Term Loan Facility approximates its fair value.

The obligations under the Term Loan Facility as of September 30, 2025 consisted of the following (in thousands):

September 30,
2025
Principal term loan balance	$30,000
Unamortized debt discount and issuance costs	(1,450)
Accrued end of term fee	398
Long-term debt, net	$28,948

The annual principal payments due under the Term Loan Facility as of September 30, 2025 were as follows (in thousands):

Remainder of 2025	$—
2026	—
2027	—
2028	2,206
2029	27,794
Total	$30,000

The table of future principal payments excludes the End of Term Charge of $2.0 million, which is due upon the maturity of the loan.

9. Stockholders' Equity

Preferred Stock

The Company was authorized to issue up to 10,000,000 shares of preferred stock, $0.0001 par value per share. As of September 30, 2025, no shares of preferred stock were issued or outstanding.

Common Stock

The Company was authorized to issue up to 100,000,000 shares of common stock, $0.0001 par value per share. As of September 30, 2025, 35,006,636 shares of common stock were issued and outstanding.

Underwritten Offerings

January 2025 Offering

In January 2025, in connection with an underwriting agreement with Jeffries LLC, Leerink Partners LLC, Stifel, Nicolaus & Company, Incorporated and Cantor Fitzgerald & Co., the Company issued 4,533,182 shares of its common stock, which included the exercise in full by the underwriters of their option to purchase up to 615,000 additional shares of common stock, at a public offering price of $55.00 per share. The Company also sold pre-funded warrants to purchase an aggregate of 181,818 shares of common stock at a price of $54.9999 per pre-funded warrant. The Company received aggregate net proceeds of $243.4 million, after deducting offering expenses of $15.9 million. As of September 30, 2025, none of the 181,818 pre-funded warrants had been exercised.

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

June 2023 Offering

In June 2023, the Company issued 3,015,919 shares of its common stock upon the completion of its public follow-on offering, which included the exercise in full by the underwriters of their option to purchase up to 420,000 additional shares of common stock, at a public offering price of $49.00 per share. The Company also sold, in lieu of shares of the Company’s common stock, pre-funded warrants to purchase an aggregate of 204,081 shares of common stock at a price of $48.9999 per pre-funded warrant. As of September 30, 2025, none of the 204,081 pre-funded warrants had been exercised.

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

During the three months ended September 30, 2025, the Company sold an aggregate of 162,457 shares of common stock in Cantor ATM offerings under the August 2024 Shelf and pursuant to the Cantor ATM Agreement. Aggregate gross proceeds from the transaction were $10.1 million and the Company received $9.8 million in net proceeds, after deducting placement agent fees and offering expenses.

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

During the nine months ended September 30, 2024, the Company sold an aggregate of 234,449 shares of common stock in Jefferies ATM offerings under the November 2023 Shelf and pursuant to the Jefferies ATM Agreement. Aggregate gross proceeds from the transactions were $15.3 million and the Company received $14.8 million in net proceeds, after deducting placement agent fees and offering expenses.

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

Stock-Based Compensation Expense

Total stock-based compensation expense recorded as research and development and selling, general and administrative expenses, respectively, for employees, directors and non-employees is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$4,423	$1,680	$11,244	$4,909
Selling, general and administrative	5,091	2,652	13,053	7,572
Total stock-based compensation expense	$9,514	$4,332	$24,297	$12,481

11. Income Taxes

The Company did not record a provision or benefit for federal income taxes during the three and nine months ended September 30, 2025 and 2024. The Company recorded state income tax expense of $0.2 million and $0.2 million for the nine months ended September 30, 2025 and 2024, respectively, due to interest income. The Company continues to maintain a full valuation allowance against all of its deferred tax assets.

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

12. Net Loss Per Share

Basic and diluted net loss per share is computed by dividing net loss by the weighted-average common shares outstanding. The weighted-average common shares outstanding used in the basic and diluted net loss per share calculation includes pre-funded warrants issued in connection with the Company’s January 2025 underwritten offering and June 2023 follow-on public offering. As of September 30, 2025 and September 30, 2024, 385,899 and 204,081 pre-funded warrants were outstanding, respectively.

The following table sets forth the computation of the Company’s basic and diluted net loss per share (in thousands, except share and per share data):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(62,321)	$(26,599)	$(151,653)	$(79,900)
Denominator:
Weighted-average common shares outstanding, basic and diluted	35,178,691	29,935,551	34,516,134	26,809,605
Net loss per share, basic and diluted	$(1.77)	$(0.89)	$(4.39)	$(2.98)

The Company has generated a net loss in all periods presented, so the basic and diluted net loss per share are the same, as the inclusion of the potentially dilutive securities would be anti-dilutive. As of September 30, 2025 and September 30, 2024, the Company excluded the following potential common shares from the computation of diluted net loss per share because including them would have had an anti-dilutive effect:

	September 30,
	2025	2024
Options to purchase common stock	3,433,481	2,972,432
Restricted stock units	1,096,595	429,522
Employee stock purchase program	13,944	2,436

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

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Bitopertin program external expense	$(11,833)	$(7,261)	$(43,954)	$(20,742)
DISC-0974 program external expense	(7,369)	(5,671)	(18,105)	(12,731)
DISC-3405 program external expense	(11,910)	(3,254)	(15,486)	(11,823)
Other external research and development expense	(4,095)	(1,233)	(9,030)	(4,891)
Internal and other research and development expense	(10,704)	(5,586)	(26,597)	(16,778)

Commercial expense	$(3,928)	$(555)	$(8,509)	$(1,060)

General and administrative expense	$(8,343)	$(4,964)	$(23,074)	$(14,664)

Stock-based compensation expense	$(9,514)	$(4,332)	$(24,297)	$(12,481)

Other segment items*	$5,375	$6,257	$17,399	$15,270

Net loss	$(62,321)	$(26,599)	$(151,653)	$(79,900)

*Other segment items include interest income, interest expense, other income (expense), and income tax expense as reported on the condensed consolidated statements of operations and comprehensive loss.

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

Legal Proceedings

The Company, from time to time, may be party to litigation arising in the ordinary course of business. The Company was not subject to any material legal proceedings during the nine months ended September 30, 2025 and 2024 and, to the best of its knowledge, no material legal proceedings are currently pending or threatened.

Payments Upon Termination

The Company enters into contracts in the normal course of business with contract research organizations ("CROs"), contract development and manufacturing organizations ("CDMOs") and other third parties for preclinical studies, clinical trials and manufacturing services. These contracts typically do not contain minimum purchase commitments and are generally cancelable by the Company upon written notice. Payments due upon cancellation consist of payments for services provided or expenses incurred, including noncancelable obligations of the Company’s service providers, up to the date of cancellation and, in the case of certain arrangements with CROs and CDMOs, may include noncancelable fees. Under such agreements, the exact amounts owed by the Company in the event of termination will be based on the timing of the termination and the exact terms of the agreement. As of September 30, 2025, the Company has not recognized any amounts related to these contingencies as the amount and timing of such payments are not fixed and estimable.

15. Related Party Transactions

In January 2025 and June 2024, certain existing investors participated in the Company's underwritten offerings (see Note 9 - Stockholders' Equity).

16. Subsequent Events

Underwritten Offering

On October 20, 2025, the Company entered into an Underwriting Agreement (the “Underwriting Agreement”) with Jefferies LLC, Leerink Partners LLC, Morgan Stanley & Co. LLC, and Cantor Fitzgerald & Co. as representatives of the several underwriters listed on Schedule I thereto (the “Underwriters”) related to an underwritten offering of (i) 2,619,049 shares of common stock of the Company, par value $0.0001 per share ("Common Stock”) at a price to the public of $84.00 per share and (ii) pre-funded warrants to purchase an aggregate of 59,523 shares of Common Stock (the “Pre-Funded Warrants”), at a price to the public of $83.9999 per Pre-Funded Warrant, which represents the per share public offering price for the Common Stock less the $0.0001 per share exercise price for each such Pre-Funded Warrant (the "Offering").

The net proceeds from the Offering are expected to be approximately $210.9 million, after deducting the underwriting discount and estimated offering expenses. The Company will receive nominal proceeds, if any, from the exercise of the Pre-Funded Warrants. Certain existing investors of the Company participated in the Offering.

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

Overview

We are a clinical-stage biopharmaceutical company focused on the discovery, development, and commercialization of novel treatments for patients suffering from serious hematologic diseases. We have assembled a portfolio of clinical and preclinical product candidates that aim to modify fundamental biological pathways associated with the formation and function of red blood cells, specifically heme biosynthesis and iron homeostasis. Our current pipeline includes bitopertin for the treatment of erythropoietic porphyrias, or EPs, including erythropoietic protoporphyria, or EPP, and X-linked protoporphyria, or XLP, and Diamond-Blackfan Anemia, or DBA; DISC-0974 for the treatment of anemia of myelofibrosis, or MF, anemia of inflammatory bowel disease, or IBD, and anemia of chronic kidney disease, or CKD; and DISC-3405 for the treatment of polycythemia vera, or PV, sickle cell disease, or SCD, and other hematologic disorders. In addition, our preclinical programs include DISC-0998 for the treatment of anemia associated with inflammatory diseases. Our approach to product candidate development leverages well-understood molecular mechanisms that have been validated in humans. We believe that each of our product candidates, if approved, has the potential to improve the lives of patients suffering from hematologic diseases.

Bitopertin is the lead product candidate in our heme biosynthesis modulation portfolio. Bitopertin was previously evaluated by F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., or collectively, Roche, in a comprehensive clinical program in over 4,000 individuals in other indications which demonstrated the activity of bitopertin as a glycine transporter 1, or GlyT1, inhibitor and its effect on heme biosynthesis. We are initially developing bitopertin for the treatment of EPs, including EPP and XLP, which are part of a group of severe diseases, known as porphyrias, caused by defects in the heme biosynthesis pathway that cause an accumulation of toxic metabolites referred to as porphyrins, resulting in skin hypersensitivity to sunlight and some types of artificial light. In June and December 2023, we presented interim data from BEACON, a Phase 2 open-label, parallel-dose clinical trial of bitopertin in EPP and XLP patients conducted at sites in Australia. In April 2024, we presented topline data from AURORA, a Phase 2, randomized, double-blind, placebo-controlled clinical trial of bitopertin in EPP patients conducted at sites in the United States. Additional analyses of the BEACON and AURORA trials were presented in June 2024 and in December 2024. In both trials, bitopertin significantly reduced the toxic metabolite, protoporphyrin IX, or PPIX, and was associated with improvements in measures of time spent in sunlight and quality of life, demonstrating a clear association between PPIX reduction and clinical endpoints. In addition, bitopertin was generally well-tolerated. All participants who complete AURORA or BEACON are eligible to participate in HELIOS, an ongoing open-label, long-term extension study of bitopertin in EPP and XLP. In June 2025, we presented interim data from HELIOS, in which longer term treatment of bitopertin was associated with sustained reductions in PPIX, as well as improvements in quality of life, and improved liver biomarkers. In our end-of-Phase 2 meeting, the U.S. Food & Drug Administration, or the FDA, agreed with the potential for reduction of PPIX to serve as a surrogate endpoint to support a potential accelerated approval of bitopertin in EPP and XLP. In our Type C meeting with the FDA in December 2024, we aligned with the FDA on the design of APOLLO, a randomized, double-blind, placebo-controlled, clinical trial of bitopertin in EPP and XLP patients that in the setting of an accelerated approval would serve as a post-marketing confirmatory clinical trial. APOLLO is also intended to serve as a registrational trial with respect to any potential future marketing applications for bitopertin in EPP and XLP in jurisdictions outside the United States. We initiated the APOLLO trial in May 2025, and on September 29, 2025 we submitted an NDA for accelerated approval of bitopertin in EPP and XLP in the United States based on our existing data. In October 2025, we were awarded a Commissioner’s National Priority Voucher, or CNPV, from the FDA for bitopertin in EPP and XLP. The CNPV program, announced in June 2025, is designed to accelerate the development and review of certain drugs aligned with US national health priorities by offering the opportunity to reduce drug application review times to one to two months from NDA acceptance. The voucher entitles the recipient to certain benefits, including enhanced communications and rolling review to allow for shortened review time. We plan to accelerate activities to support a potential US approval and launch of bitopertin for EPP and XLP in late 2025 or early 2026 based on the accelerated review timeline associated with receipt of the CNPV. We have also entered into a collaborative research and development agreement with the National Institutes of Health, or NIH, to conduct a clinical trial of bitopertin in DBA, which began in July 2023. We are planning additional trials of bitopertin in other indications.

DISC-0974 is the lead product candidate in our iron homeostasis portfolio and was licensed from AbbVie Deutschland GmbH & Co. KG, or AbbVie. DISC-0974 is designed to suppress hepcidin production and increase serum iron levels. We completed a Phase 1 clinical trial in healthy volunteers in the U.S. in June 2022 with results showing an acceptable tolerability profile and evidence of target engagement, iron mobilization and augmented erythropoiesis. We initiated a Phase 1b/2 clinical trial in June 2022 in patients with anemia of MF, and initiated a separate Phase 1b/2 clinical trial in February 2023 in patients with non-dialysis dependent CKD and anemia. We presented interim data from both of these trials in December 2023 as well as additional interim data for anemia of MF in June 2024 and for non-dialysis dependent CKD and anemia in October 2024. This additional interim data included safety data and changes in hepcidin, iron, and hemoglobin levels for additional patients, as well as longer follow-up. In December 2024, we presented additional analyses of the Phase 1b study in anemia of MF, and in June 2025 we presented longer term data from the continuation phase of this study. We initiated RALLY-MF, the open-label Phase 2 portion of this clinical trial, in December 2024 and we expect to report initial data from this Phase 2 trial at the American Society of Hematology Annual Meeting in December 2025. Topline data from this trial is expected in 2026, which, if positive, is expected to support discussions with regulatory agencies on the potential regulatory path for DISC-0974 in anemia of MF. In October 2025, we announced that our recently completed Phase 1b, double-blind, placebo-controlled study of DISC-0974 in non-dialysis dependent CKD and anemia demonstrated engagement of mechanism with variable effects on hemoglobin. In this trial, DISC-0974 was generally well-tolerated and associated with substantial decreases in hepcidin, increases in iron, and improvements in markers of erythropoiesis. Meaningful hemoglobin increases observed in only a subset of patients were in part driven by those with higher baseline erythropoietin levels. We expect to report full data from this trial at the American Society of Nephrology (ASN) Kidney Week in November 2025, and we are assessing options for our DISC-0974 non-dialysis dependent CKD and anemia program based on full analysis of this data. We are also planning additional trials of DISC-0974 in other anemias of inflammation. For example, we plan to initiate a Phase 2 clinical trial of DISC-0974 in patients with IBD and anemia in the first quarter of 2026, and we are planning exploratory studies in additional patient populations with anemia of chronic disease. We are also developing a preclinical anti-hemojuvelin, or HJV, monoclonal antibody, DISC-0998, which also targets hepcidin suppression and was licensed from AbbVie. DISC-0998 is designed to increase serum iron levels and has an extended serum half-life as compared to DISC-0974. We believe this profile may be desirable in certain subsets of patients with anemia associated with inflammatory diseases.

Lastly, we are developing DISC-3405, a monoclonal antibody against Transmembrane Serine Protease 6, or TMPRSS6, that we licensed from Mabwell Therapeutics, Inc., or Mabwell. DISC-3405 is part of our iron homeostasis portfolio and is designed to induce hepcidin production and reduce serum iron levels. We initiated a Phase 1 clinical trial of DISC-3405 in healthy adult volunteers in October 2023 and presented interim data from the single-ascending dose, or SAD, portion of this clinical trial in June 2024. We presented data from the multiple ascending dose, or MAD, portion of this Phase 1 healthy volunteer study of DISC-3405 in December 2024, and presented updated data from both the SAD and MAD portions of this clinical trial in June 2025. We are developing DISC-3405 for the treatment of PV, SCD, and other hematologic disorders. We initiated a Phase 2 clinical trial of DISC-3405 in PV in the first half of 2025, with initial data expected in 2026. We also initiated a Phase 1b clinical trial of DISC-3405 in patients with SCD in October 2025, with initial data expected in 2026, and plan to explore the role of therapeutic iron restriction in other indications.

As of September 30, 2025, we had cash, cash equivalents and marketable securities of $615.9 million. In October 2025, we completed an underwritten public offering of shares of our common stock and pre-funded warrants for net proceeds of approximately $210.9 million, after deducting estimated offering expenses payable by us. We believe that our cash, cash equivalents and marketable securities, including the net proceeds of our October 2025 underwritten public offering, will be sufficient to fund our current operating and capital expenditure plans and our debt service obligations into 2029, without taking into account any potential net cash inflows from bitopertin or any other marketed product, if approved during such period. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See "Liquidity and Capital Resources" for additional details.

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

Other Income (Expense), Net

Interest Income

Interest income primarily consists of interest earned on cash equivalents, consisting of money market funds, U.S. treasury securities and certificates of deposit, as well as marketable securities, consisting of U.S. treasury securities, U.S. government agency securities and corporate debt securities.

Interest Expense

Interest expense primarily consists of amortization of debt issuance costs and discount and interest expense under the Hercules Loan Agreement.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2025 and 2024

The following table summarizes our results of operations for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2025	2024	Change	2025	2024	Change
Operating expenses:
Research and development	$50,334	$24,685	$25,649	$124,416	$71,874	$52,542
Selling, general and administrative	17,362	8,171	9,191	44,636	23,296	21,340
Total operating expenses	67,696	32,856	34,840	169,052	95,170	73,882
Loss from operations	(67,696)	(32,856)	(34,840)	(169,052)	(95,170)	(73,882)
Other income (expense), net:
Interest income	6,412	6,362	50	20,349	15,454	4,895
Interest expense	(917)	—	(917)	(2,724)	—	(2,724)
Other income (expense)	(18)	9	(27)	47	(5)	52
Total other income (expense), net	5,477	6,371	(894)	17,672	15,449	2,223
Loss before income taxes	(62,219)	(26,485)	(35,734)	(151,380)	(79,721)	(71,659)
Income tax expense	(102)	(114)	12	(273)	(179)	(94)
Net loss	$(62,321)	$(26,599)	$(35,722)	$(151,653)	$(79,900)	$(71,753)

Research and Development Expenses

The following table summarizes our research and development expenses for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2025	2024	Change	2025	2024	Change
Bitopertin	$11,833	$7,261	$4,572	$43,954	$20,742	$23,212
DISC-0974	$7,369	$5,671	1,698	$18,105	$12,731	5,374
DISC-3405	$11,910	$3,254	8,656	$15,486	$11,823	3,663
Other research programs and expenses	$5,386	$1,705	3,681	$13,491	$7,062	6,429
Personnel-related (including equity-based compensation)	$13,836	$6,794	7,042	$33,380	$19,516	13,864
Total research and development expenses	$50,334	$24,685	$25,649	$124,416	$71,874	$52,542

Research and development expenses were $50.3 million for the three months ended September 30, 2025, compared to $24.7 million for the three months ended September 30, 2024. The increase of $25.6 million was primarily due to an increase of $8.7 million in DISC-3405 development expenses driven by a $10.0 million milestone payment triggered by the first administration to a patient in a Phase 2 clinical trial. Personnel-related costs increased $7.0 million related to higher research and development headcount, including an increase of $2.7 million in stock-based compensation driven by awards granted under our equity compensation plans. There was also a $4.6 million increase in bitopertin development expense reflecting ongoing costs associated with both the APOLLO trial and the HELIOS long-term extension trial. Other research programs and expenses increased $3.7 million related to expanded research initiatives and ongoing program support. Additionally, DISC-0974 development expenses increased $1.7 million primarily due to clinical trial advancement and drug manufacturing activities.

Research and development expenses were $124.4 million for the nine months ended September 30, 2025, compared to $71.9 million for the nine months ended September 30, 2024. The increase of $52.5 million was primarily due to an increase of $23.2 million in bitopertin development expense consisting of a $10.0 million milestone payment triggered by the initiation of our APOLLO trial and a $13.2 million increase in ongoing costs associated with both the APOLLO study and the HELIOS long-term extension trial. Personnel-related costs increased $13.9 million related to higher research and development headcount, including an increase of $6.3 million in stock-based compensation driven by awards granted under our equity compensation plans. Other research programs and expenses increased $6.4 million related to expanded research initiatives and ongoing program support. Additionally, DISC-0974 development expenses increased $5.4 million primarily due to clinical trial advancement and drug manufacturing activities. DISC-3405 development expenses increased $3.7 million driven by a $10.0 million milestone payment triggered by the first administration to a patient in a Phase 2 clinical trial, partially offset by a decrease of $6.3 million related to manufacturing costs incurred in the nine months ended September 30, 2024 that did not recur in the nine months ended September 30, 2025.

Selling, General and Administrative Expenses

The following table summarizes our selling, general and administrative expenses for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2025	2024	Change	2025	2024	Change
Personnel-related (including equity-based compensation)	$10,587	$4,970	$5,617	$25,715	$14,506	$11,209
Legal, consulting and professional fees	5,432	2,423	3,009	14,866	6,177	8,689
Other expenses	1,343	778	565	4,055	2,613	1,442
Total selling, general and administrative expenses	$17,362	$8,171	$9,191	$44,636	$23,296	$21,340

Selling, general and administrative expenses were $17.4 million for the three months ended September 30, 2025, compared to $8.2 million for the three months ended September 30, 2024. The increase of $9.2 million was due to an increase of $5.6 million in personnel-related costs due to higher selling, general and administrative headcount, including an increase of $2.4 million in stock-based compensation driven by awards granted under our equity compensation plans. There was also a $3.0 million increase in legal, consulting, and professional fees primarily related to developing our commercialization capabilities.

Selling, general and administrative expenses were $44.6 million for the nine months ended September 30, 2025, compared to $23.3 million for the nine months ended September 30, 2024. The increase of $21.3 million was due to an increase of $11.2 million in personnel-related costs due to higher selling, general and administrative headcount, including an increase of $5.5 million in stock-based compensation driven by awards granted under our equity compensation plans. There was also a $8.7 million increase in legal, consulting, and professional fees primarily related to developing our commercialization capabilities.

Other Income (Expense), Net

Other income (expense), net was $5.5 million for the three months ended September 30, 2025, compared to $6.4 million for the three months ended September 30, 2024. This decrease of $0.9 million was driven by an increase in interest expense associated with our term loan.

Other income (expense), net was $17.7 million for the nine months ended September 30, 2025, compared to $15.4 million for the nine months ended September 30, 2024. This increase of $2.3 million was primarily due to higher interest income driven by larger cash, cash equivalents and marketable securities balances, partially offset by an increase in interest expense associated with our term loan.

Income Tax Expense

Income tax expense was $0.1 million and $0.3 million for the three and nine months ended September 30, 2025, respectively, compared to $0.1 million and $0.2 million for the three and nine months ended September 30, 2024, respectively. This expense primarily relates to state income tax resulting from an increase in interest income.

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

To date, we have funded our operations primarily with proceeds from the sale of our convertible preferred stock and common stock, the proceeds from the merger with Gemini, proceeds from various private and public sales of our equity securities and proceeds from borrowings under the Hercules Loan Agreement. Through September 30, 2025, we have received net proceeds of $144.5 million from sales of our Series Seed, Series A and Series B convertible preferred stock, $89.5 million from the merger with Gemini, $730.8 million from various private and public sales of our equity securities, and $27.6 million from borrowings under the Hercules Loan Agreement. As of September 30, 2025, we had cash, cash equivalents and marketable securities of $615.9 million.

In October 2025, we completed an underwritten public offering of shares of our common stock and pre-funded warrants for net proceeds of approximately $210.9 million, after deducting estimated offering expenses payable by us.

We have incurred significant operating losses since inception and, as of September 30, 2025, had an accumulated deficit of $449.7 million. In addition, we expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future. We believe that our cash, cash equivalents and marketable securities, including the net proceeds of our October 2025 underwritten public offering, will be sufficient to fund our current operating and capital expenditure plans and our debt service obligations into 2029 without taking into account any potential net cash inflows from bitopertin or any other marketed product, if approved during such period. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. We may also pursue additional cash resources through public or private equity offerings, collaborations or additional draws under the Hercules Loan Agreement.

Cash Flows

The following table provides information regarding our cash flows for each period presented (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash (used in) provided by:
Operating activities	$(137,093)	$(66,353)
Investing activities	(171,406)	(290,906)
Financing activities	256,731	189,517
Net decrease in cash, cash equivalents and restricted cash	$(51,768)	$(167,742)

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

During the nine months ended September 30, 2025, net cash used in operating activities of $137.1 million was primarily due to our net loss of $151.7 million and the change in operating assets and liabilities of $4.9 million. These were partially offset by non-cash expenses of $19.4 million which included $24.3 million in stock-based compensation, reduced by $6.9 million from amortization and accretion of investment securities.

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

Investing Activities

During the nine months ended September 30, 2025, net cash used in investing activities was primarily due to purchases of marketable securities of $491.3 million, partially offset by maturities of marketable securities of $320.8 million.

During the nine months ended September 30, 2024, net cash used in investing activities was primarily due to purchases of marketable securities of $313.9 million, partially offset by maturities of marketable securities of $23.0 million.

Financing Activities

During the nine months ended September 30, 2025, net cash provided by financing activities of $256.7 million consisted primarily of aggregate net proceeds of $243.4 million and $9.8 million from our underwritten offering in January 2025 and sales of shares of common stock in Cantor ATM offerings, respectively.

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

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations as of September 30, 2025 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Operating lease commitments(1)	$3,337	$800	$1,425	$1,112	$—
Total	$3,337	$800	$1,425	$1,112	$—

(1) Amounts reflect contractual rent payments due for our leased and subleased office spaces in Watertown, Massachusetts as of September 30, 2025 and include contractual payments due under our forward-starting lease which is expected to commence in December 2026. The term date for our existing lease is December 31, 2029 and the term date for our existing sublease is November 30, 2026.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

As of September 30, 2025, we had cash, cash equivalents and marketable securities of $615.9 million which consisted of cash, money market funds, U.S. treasury securities, U.S. government agency securities and corporate debt securities, which are classified as available-for-sale securities. As of December 31, 2024, we had cash and cash equivalents of $489.9 million, which consisted of cash, money market funds and U.S. treasury securities. Our primary investment objectives are the preservation of capital and the maintenance of liquidity, and our investment policy defines allowable investments based on quality of the institutions and financial instruments designed to minimize risk exposure. Our exposure to interest rate sensitivity is affected by changes in the general level of U.S. interest rates. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term maturities and low risk profiles of our investments, we do not anticipate a significant exposure to interest rate risk. If market interest rates were to increase immediately and uniformly by one percentage point from levels as of September 30, 2025, the net fair value of our marketable securities would decrease by approximately $2.6 million.

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

Inflation generally affects us by increasing our cost of labor and contract research. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the nine months ended September 30, 2025 and 2024.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Principal Executive Officer (our Chief Executive Officer) and Principal Financial Officer (our Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2025, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness in the design and maintenance of effective Information Technology General Controls (“ITGC”) over certain key financial IT systems described below.

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

Changes in Internal Control Over Financial Reporting

Except as described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the nine months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our net losses were $151.7 million and $79.9 million for the nine months ended September 30, 2025 and 2024, respectively. We had an accumulated deficit of $449.7 million as of September 30, 2025. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations. We expect our research and development expenses to increase significantly in connection with the commencement and continuation of clinical trials of our product candidates. In addition, if we obtain regulatory approval for our product candidates, we will incur significant sales, marketing and manufacturing expenses. We also will continue to incur additional costs associated with operating as a public company and expect to continue to incur significant and increasing operating losses over the next several years and for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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

The development of pharmaceutical products is capital-intensive. We are currently advancing our hematologic disease programs through preclinical and clinical development. We expect our expenses to significantly increase in connection with our ongoing activities, particularly as we continue the research and development of, initiate and complete clinical trials of, and seek regulatory approval for, our product candidates. In addition, depending on the status of regulatory approval or, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. For example, on September 29, 2025 we submitted an NDA for accelerated approval of bitopertin in EPP and XLP in the United States, and in October 2025, we were awarded a Commissioner’s National Priority Voucher, or CNPV, from the FDA for this program, which is designed to reduce drug application review times to one to two months from NDA acceptance. As a result, we plan to accelerate activities to support a potential US approval and launch of bitopertin for EPP and XLP in late 2025 or early 2026 and expect to incur significant expenses to support such potential commercialization. We may also need to raise additional funds sooner if we choose to pursue additional indications and/or geographies for our current or future product candidates or otherwise expand more rapidly than presently anticipated. Furthermore, we expect to continue to incur costs associated with operating as a public company. Accordingly, we may need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we may be forced to delay, reduce or eliminate certain of our research and development programs or future commercialization efforts.

We believe that our cash, cash equivalents and marketable securities, including the net proceeds of our October 2025 underwritten public offering, will be sufficient to fund our current operating and capital expenditure plans and our debt service obligations into 2029, without taking into account any potential net cash inflows from bitopertin or any other marketed product, if approved during such period. However, we have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than expected. Our future capital requirements will depend on and could increase significantly as a result of many factors, including:

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

Additionally, some of the clinical trials we conduct, such as our completed BEACON Phase 2 clinical trial of bitopertin, our ongoing RALLY-MF Phase 2 clinical trial of DISC-0974, and our ongoing clinical trials of DISC-3405, may be open-label in study design and may be conducted at a limited number of clinical sites on a limited number of patients. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. Most typically, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. The results from an open-label clinical trial may not be predictive of future clinical trial results when studied in a controlled environment with a placebo or active control.

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

Any results from early preclinical studies and clinical trials of bitopertin, DISC-0974, DISC-0998, DISC-3405 or our other product candidates or programs may not necessarily be predictive of the results from later preclinical studies and clinical trials. For example, we previously announced positive initial data from a Phase 1b/2 clinical trial of DISC-0974 in patients with non-dialysis dependent CKD and anemia. However, there can be no assurance that DISC-0974 will achieve the desired effects in this indication. Additionally, we announced positive results from a Phase 1 clinical trial of DISC-3405 in healthy adult volunteers in December 2024, which may not be indicative or predictive of future clinical trial results. Similarly, even if we are able to complete our planned preclinical studies and clinical trials of our product candidates according to our current development timeline, the results from such preclinical studies and clinical trials of our product candidates may not be replicated in subsequent preclinical studies or clinical trial results.

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

The incidence and prevalence for the target patient populations of our programs and product candidates have not been established with precision. Our lead heme biosynthesis modulation product candidate, bitopertin, is an oral, selective inhibitor of GlyT1. We are initially focused on developing bitopertin for the treatment of EPP and XLP, which are both diseases marked by severe photosensitivity and damage to the hepatobiliary system caused by the accumulation of PPIX. We are initially focused on developing DISC-0974 for anemia of MF, anemia of inflammatory bowel disease, or IBD, and anemia of non-dialysis dependent CKD. We are initially focused on developing DISC-3405 for the treatment of PV and sickle cell disease, or SCD. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our programs and product candidates, are based on our estimates.

The total addressable market opportunity will ultimately depend upon, among other things, the diagnosis criteria included in the final label, the indications for which our product candidates are approved for sale, acceptance by the medical community and patient access, product pricing and reimbursement. The number of patients with EPP, XLP, anemias of MF, IBD or non-dialysis dependent CKD, PV, SCD, or other indications for which our product candidates may be approved as treatment may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our products, or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business. We may not be successful in our efforts to identify additional product candidates. Due to our limited resources and access to capital, we must prioritize development of certain product candidates, which may prove to be the wrong choice and may adversely affect our business.

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

Although we designed our ongoing clinical trials of bitopertin, DISC-0974, and DISC-3405, and intend to design other future clinical trials for our product candidates, these trials are or will be conducted by CROs and we expect CROs will conduct all of our future clinical trials. As a result, many important aspects of our development programs, including their conduct and timing, are outside of our direct control. Our reliance on third parties to conduct future clinical trials also results in less direct control over the management of data developed through clinical trials than would be the case if we were relying entirely upon our own staff.

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

We do not currently own or operate, nor do we have any plans to establish in the future, any manufacturing facilities. Although we believe we have obtained sufficient material to produce bitopertin tablets to complete our ongoing HELIOS and APOLLO clinical trials, DISC-0974 vials to complete our ongoing Phase 1b/2 clinical trials, and DISC-3405 vials to complete our ongoing Phase 2 clinical trials, we cannot be sure we have correctly estimated our drug product and API requirements or that such drug product or API will not expire before we want to use it. We rely, and expect to continue to rely, on third parties such as contract development and manufacturing organizations, or CDMOs, for the manufacture of our product candidates for preclinical development and clinical testing. We also expect to rely on third parties for the commercial manufacture of our products if any of our product candidates receive regulatory approval. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable time, cost or quality, which could delay, prevent or impair our development or commercialization efforts.

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

Any performance failure on the part of our existing or future manufacturers could delay clinical development or regulatory approval. If our current CDMOs cannot perform as agreed, we may be required to replace such CDMOs. In addition, there has been increased governmental focus in the U.S. on contracting with Chinese companies for the development or manufacturing of pharmaceutical products. For example, legislation pending in Congress would prohibit U.S. federal funding in connection with biotechnology equipment or services produced or provided by certain named Chinese “biotechnology companies of concern” and loans and grants to, and federal contracts with any entity that uses biotechnology equipment or services from one of these entities. The legislation would also give the federal government the authority to name additional “biotechnology companies of concern” that are engaged in research activities with the Chinese government and that pose a risk of U.S. national security. In addition, in 2025, the United States imposed substantial tariffs on imports from China as well as on other trading partners, including Canada, Mexico, and the EU. We currently rely on certain foreign or foreign-owned third-party vendors to manufacture certain materials used in clinical trials of our product candidates or to provide services in connection with certain clinical trials or certain discovery activities. Our engagement with these foreign and foreign-owned vendors may be subject to additional U.S. legislation, investigations, sanctions, further escalation of tariffs, trade restrictions and other foreign regulatory requirements, which could cause us to need to identify alternate service providers, increase the cost or reduce the supply of materials available to us, delay the procurement or supply of these materials, delay or impact clinical trials, or have an adverse effect on our ability to secure significant commitments from governments to purchase our potential therapies, any of which could adversely affect our financial condition and business prospects. We continue to assess the legislation and the tariffs as they develop to determine the effect, if any, on our contractual relationships.

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

The active pharmaceutical ingredients, or API, used in certain of our product candidates are supplied to us from single-source suppliers. Our ability to successfully develop our product candidates, and to ultimately supply our commercial products in quantities sufficient to meet the market demand, depends in part on our ability to obtain the API for these products in accordance with regulatory requirements and in sufficient quantities for clinical testing and commercialization. We do not currently have arrangements in place for a redundant or second-source supply of any such API in the event any of our current suppliers of such API cease their operations for any reason. We are also unable to predict how changing global economic conditions or potential global health concerns or crises will affect our third-party suppliers and manufacturers. Regional issues may in some cases accentuate these risks. For example, the pharmaceutical industry generally, and in some instances we or other third parties on which we rely, depend on China-based suppliers or service providers for certain raw materials, products and services, or other activities. Our ability or the ability of our collaborators or such other third parties to continue to engage these China-based suppliers or service providers for certain preclinical research programs and clinical development programs could be restricted due to geopolitical developments between the United States and China, including as a result of the further escalation of tariffs or other trade restrictions or if the proposed federal legislation that would prohibit U.S. federal funding in connection with biotechnology equipment or services produced or provided by certain named Chinese “biotechnology companies of concern” or a similar law were to be enacted. Any negative impact of such matters on our third-party suppliers and manufacturers may also have an adverse impact on our results of operations or financial condition.

For all of our product candidates, we intend to identify and qualify additional manufacturers to provide such API. We are not certain, however, that our single-source suppliers will be able to meet our demand for their products, either because of the nature of our agreements with those suppliers, our limited experience with those suppliers or our relative importance as a customer to those suppliers. It may be difficult for us to assess our ability to timely meet our demand in the future based on past performance. While our suppliers have generally met our demand for their products on a timely basis in the past, they may subordinate our needs in the future to their other customers.

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

In addition, there are risks associated with large scale manufacturing for clinical trials or commercial scale including, among others, cost overruns, potential problems with process scale-up, process reproducibility, stability issues, compliance with good manufacturing practices, lot consistency and timely availability of components and raw materials. Even if we obtain regulatory approval for any of our current product candidates or any future product candidates, there is no assurance that our manufacturers will be able to manufacture the approved product to specifications acceptable to the FDA or other comparable foreign regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential commercial launch of the product or to meet potential future demand. If our manufacturers are unable to produce sufficient quantities for clinical trials or for commercialization, our development and commercialization efforts would be impaired, which would have an adverse effect on our business, financial condition, results of operations and growth prospects.

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

If the FDA determines that a product candidate offers a treatment for a serious condition and, if approved, the product would provide a significant improvement in safety or effectiveness, the FDA may designate the product candidate for priority review. A priority review designation means that the goal for the FDA to review an application is six months, rather than the standard review period of ten months. We have requested priority review for our NDA for bitopertin for EPP and XLP, and may request priority review of applications for our other product candidates. The FDA has broad discretion with respect to whether or not to grant priority review status to a product candidate, so even if we believe a particular product candidate is eligible for such designation or status, the FDA may decide not to grant it. Moreover, a priority review designation does not necessarily result in an expedited regulatory review or approval process or necessarily confer any advantage with respect to approval compared to conventional FDA procedures. Receiving priority review from the FDA does not guarantee approval within the six-month review cycle or at all.

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

We are seeking approval from the FDA for bitopertin for EPP and XLP, and we may seek approval for any of our other current or future product candidates, under the Accelerated Approval Program. If we are not able to use such program, we may be required to conduct additional clinical trials beyond those that are contemplated, which would increase the expense of obtaining, and delay the receipt of, necessary marketing approvals, if we receive them at all. In addition, even if the Accelerated Approval Program is available to us, it may not lead to expedited approval of our product candidates, or approval at all.

We are seeking accelerated approval of bitopertin for EPP and XLP, and we may seek accelerated approval for any of our other current or future product candidates. A product may be eligible for accelerated approval if it treats a serious or life-threatening condition and generally provides a meaningful advantage over available therapies. In addition, it must demonstrate an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, or IMM, that is reasonably likely to predict an effect on IMM or other clinical benefit. It is possible that at the time of submission of a marketing application, the FDA may determine that our product candidate is not eligible for accelerated approval or that accelerated approval is not warranted. Moreover, FDA may revise how it implements accelerated approval, which could negatively affect the development of our current or future product candidates.

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

In November 2024, we announced that, based on discussions with the FDA, reduction in protoporphyrin IX, or PPIX, may be sufficient to serve as a surrogate endpoint supportive of submitting an NDA for bitopertin in EPP and XLP under the FDA’s Accelerated Approval Program based on our existing data. In January 2025, we announced that we had aligned with the FDA on the design of our planned APOLLO trial, which in the setting of an accelerated approval would serve as a post-marketing confirmatory trial. We initiated the APOLLO clinical trial in May 2025, and on September 29, 2025 we submitted an NDA for accelerated approval of bitopertin in EPP and XLP in the United States based on our existing data. However, the FDA could change its position regarding the sufficiency of PPIX as a surrogate endpoint or the design of our APOLLO clinical trial. Further, even if the FDA continues to agree that reduction of PPIX may be sufficient to serve as a surrogate endpoint supportive of submitting an NDA for accelerated approval of bitopertin in EPP and XLP and remains aligned with the design of APOLLO as a post-marketing confirmatory trial, the FDA may not accept the NDA for filing, may not grant this approval on a timely basis, or may not grant approval at all. Receiving accelerated approval does not provide assurance of ultimate full FDA approval. Even if the Accelerated Approval Program does result in a faster approval process, there is no guarantee that we will be able to begin commercialization of our product at the time of such approval, that the APOLLO trial will confirm and verify clinical benefit, or that we will be otherwise able to maintain such approval.

We received a Commissioner’s National Priority Voucher for bitopertin. We may not be able to fully realize the benefits of such a voucher, including a potentially accelerated timeline for review of our NDA submission for bitopertin in EPP and XLP by the FDA.

In June 2025, the FDA announced the creation of a new program, the Commissioner’s National Priority Voucher, or CNPV, program, to expedite the development and approval of drug products with potential to address a major national priority, such as addressing a large unmet medical need, reducing downstream health care utilization, addressing a public health crisis, boosting domestic manufacturing, or increasing medication affordability. The FDA has stated that voucher recipients will receive a decision with respect to a drug application on an accelerated basis, as well as enhanced communication with review staff throughout the development process prior to final submission of the application and during the review period.

The FDA expects the CNPV program to accelerate the standard application review timeline after NDA acceptance from 10 months to 1-2 months by convening a multidisciplinary team of physicians and scientists for a team-based review, interacting frequently with the sponsor to clarify questions, and completing review of the application concurrently. Following completion of these steps, the multidisciplinary team will convene for a one-day “tumor board style” decision meeting.

On October 16, 2025, the FDA announced that bitopertin for porphyria was one of the first nine recipients of a CNPV. As a result, the NDA for bitopertin for EPP and XLP is eligible for the benefits of this program. We therefore plan to accelerate activities to support a potential US approval and launch of bitopertin in late 2025 or early 2026 based on the accelerated review timeline associated with receipt of the CNPV. However, receipt of the CNPV does not guarantee that the NDA will be approved on an expedited basis or at all. The FDA has stated that the review time for an application of a CNPV recipient may be extended, including because the application is incomplete, there are manufacturing violations, or for other reasons deemed appropriate by the FDA. The CNPV program is in pilot stage, so its implementation, operation, and ultimate impact are subject to uncertainty. In addition, even if the CNPV program does result in a faster approval process, there is no guarantee that we will be able to begin commercialization of our product at the time of such approval or that we will be otherwise able to maintain such approval.

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

For example, over the last several years the U.S. government has shut down several times, including beginning in October 2025, and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown or a widespread freeze on federal funding continues or occurs in the future, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, NIH to conduct research or provide grants, or other agencies to slow their work, which could have a material adverse effect on our business. Further, the ongoing or future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations. In addition, the current administration is seeking to reduce the NIH budget for funding of medical research, which could decrease the ability of facilities that rely on NIH funding to enroll and conduct clinical trials or increase the costs to us of conducting clinical trials.

Other disruptions at the FDA and other federal agencies, including substantial leadership departures, personnel cuts, and policy changes, could result in delays in the FDA’s responsiveness or in its ability to review and/or approve new drug submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion, any of which could adversely affect our business. For example, during 2025, certain federal agencies, including the FDA, have conducted significant layoffs and it is currently unclear whether and how such staff reductions may impact our business.

In addition, there is substantial uncertainty as how the current administration's modifications to the requirements and policies of the FDA and other relevant regulatory agencies may affect our product candidates and any products for which we obtain approval. This uncertainty could present new challenges as we navigate development and approval of our product candidates. The current administration could also issue or promulgate executive orders, regulations, policies or guidance that adversely affect us or create a more challenging or costly environment to pursue the development of new therapeutic candidates.

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

The Inflation Reduction Act of 2022, or the IRA, includes several provisions that may impact our business, depending on how various aspects of the IRA are implemented. Provisions that may impact our business include a $2,000 out-of-pocket cap for Medicare Part D beneficiaries, the imposition of new manufacturer financial liability on most drugs in Medicare Part D, permitting the U.S. government to negotiate Medicare Part B and Part D pricing for certain high-cost drugs and biologics without generic or biosimilar competition, requiring companies to pay rebates to Medicare for drug prices that increase faster than inflation, and delay until January 1, 2032 the implementation of the HHS rebate rule that would have limited the fees that pharmacy benefit managers can charge. Previously, under the IRA, orphan drugs were exempted from the Medicare drug price negotiation program only if they have one orphan designation and for which the only approved indication is for that disease or condition. If a product received multiple orphan designations or had multiple approved indications, it would not qualify for the orphan drug exemption. The One Big Beautiful Bill Act of 2025 eliminated this restriction, which serves to exempt all orphan drugs from the Medicare drug price negotiation program, regardless of the number of orphan designations or indications. The implementation of the IRA is currently subject to ongoing litigation challenging the constitutionality of the IRA’s Medicare drug price negotiation program. CMS has announced the results of the first round of negotiated prices between CMS and participating drug manufacturers for the ten selected drugs under the IRA’s Medicare drug price negotiation program. These prices go into effect in 2026. CMS has also commenced negotiations for the next 15 drugs selected for the IRA’s Medicare drug price negotiation program; negotiated prices for these drugs go into effect in 2027. It is unclear whether ongoing litigation will be successful in challenging the constitutionality of the IRA’s Medicare drug price negotiation program and, if so, may provide a mechanism to block the implementation of the program. The effects of the IRA on our business and the healthcare industry in general is not yet known.

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

We may also be subject to state and foreign equivalents of each of the healthcare laws and regulations described above, among others, some of which may be broader in scope and may apply regardless of the payor. Many U.S. states have adopted laws similar to the federal Anti-Kickback Statute and False Claims Act, and may apply to our business practices, including, but not limited to, research, distribution, sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental payors, including private insurers. In addition, some states have passed laws that require pharmaceutical companies to comply with the April 2003 Office of Inspector General Compliance Program Guidance for Pharmaceutical Manufacturers and/or the Pharmaceutical Research and Manufacturers of America’s Code on Interactions with Healthcare Professionals. Several states also impose other marketing restrictions or require pharmaceutical companies to make marketing or price disclosures to the state and require the registration of pharmaceutical sales representatives. State and foreign laws, including for example the European Union General Data Protection Regulation, also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. There are ambiguities as to what is required to comply with these state requirements and if we fail to comply with an applicable state law requirement we could be subject to penalties. Finally, there are state and foreign laws governing the privacy and security of health information, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

We may use and integrate artificial intelligence, or AI, into our business processes, and this innovation presents risks and challenges that could affect its adoption, and therefore our business. If we enable or offer solutions that draw controversy due to perceived or actual negative societal impact, we may experience brand or reputational harm, competitive harm or legal liability. The use of certain AI technology can give rise to intellectual property risks, including compromises to proprietary intellectual property and intellectual property infringement. To the extent we develop our own AI systems, then the risk of intellectual property infringement could arise from third party data sources being used to train our AI models, and from the output of AI systems reproducing or incorporating third party intellectual property rights, in each case without the right to do so. Further, a risk of our proprietary intellectual property rights being compromised through the use of AI could arise through third party vendors using our data to train their models and/or to generate output for other users of their systems. If our third party vendors use our data (which includes personal data) to train their AI models and/or to generate output for other users of their systems, this could also give rise to regulatory risks. Additionally, we expect to see increasing government and supranational regulation related to AI use and ethics, which may also significantly increase the burden and cost of research, development and compliance in this area. For example, the European Union’s Artificial Intelligence Act, or the AI Act, the world’s first comprehensive AI law, entered into force in August 2024 and, with some exceptions, became effective in August 2025. This legislation imposes significant obligations on providers and deployers of high risk AI systems, and encourages providers and deployers of AI systems to account for European Union ethical principles in their development and use of these systems. If we develop or use AI systems that are governed by the AI Act, it may necessitate ensuring higher standards of data quality, transparency, and human oversight, as well as adhering to specific and potentially burdensome and costly ethical, accountability, and administrative requirements. The rapid evolution of AI will require the application of significant resources to design, develop, test and maintain our products and services to help ensure that AI is implemented in accordance with applicable law and regulation and in a socially responsible manner and to minimize any real or perceived unintended harmful impacts. Our vendors may in turn incorporate AI tools into their offerings, and the providers of these AI tools may not meet existing or rapidly evolving regulatory or industry standards, including with respect to privacy and data security. Further, bad actors around the world use increasingly sophisticated methods, including the use of AI, to engage in illegal activities involving the theft and misuse of personal information, confidential information and intellectual property. Any of these effects could damage our reputation, result in the loss of valuable property and information, cause us to breach applicable laws and regulations, and adversely impact our business.

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

As of September 30, 2025, we had 142 full-time employees and no part-time employees. We expect to experience significant growth in the number of our employees and the scope of our operations, particularly as we mature as a public company and in the areas of product development, regulatory affairs and, in anticipation of the potential regulatory approval of bitopertin, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

If our existing securityholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after legal restrictions on resale discussed in our Annual Report on Form 10-K for the year ended December 31, 2024 lapse, the trading price of our common stock could decline. As of September 30, 2025, we had 35,006,636 shares of common stock outstanding. All outstanding shares of common stock, other than shares held by our affiliates will be freely tradable, without restriction, in the public market. In addition, shares of common stock that are subject to outstanding options of ours will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements and Rules 144 and 701 under the Securities Act. If these shares are sold, the trading price of our common stock could decline.

Our executive officers, directors and principal stockholders have the ability to control or significantly influence all matters submitted to our stockholders for approval.

As of September 30, 2025, our executive officers, directors and principal stockholders, in the aggregate, beneficially owned approximately 38% of our outstanding shares of common stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of us on terms that other stockholders may desire.

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

(c) Issuer Purchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

The following table discloses any officer (as defined in Rule 16a-1(f) under the Exchange Act) or director who entered into, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K) during the three months ended September 30, 2025:

Name and Title	Type of Trading Arrangement	Action Taken (Date of Action)	Duration or End Date	Aggregate Number of Securities to be Sold	Description of Trading Arrangement
Jonathan Yu, M.B.A. Chief Operating Officer	Trading plan intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c)	Adoption (July 22, 2025)	End Date (January 31, 2026)	Up to 37,941	Sale
Rahul Khara, Pharm.D., J.D. Chief Legal Officer	Trading plan intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c)	Adoption (September 23, 2025)	End Date (January 31, 2026)	Up to 7,500	Sale
Jean Franchi Chief Financial Officer	Trading plan intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c)	Adoption (September 25, 2025)	End Date (December 31, 2026)	Up to 18,166(1)	Sale

(1) The aggregate number of shares available for sale cannot yet be determined, as it will be reduced by the number of shares sold to cover tax withholding obligations upon the vesting of Restricted Stock Units (RSUs). For disclosure purposes, the figures in this table reflect the maximum number of shares underlying the RSUs, without deducting shares that may be sold to cover taxes.

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

DISC MEDICINE, INC.

Date: November 6, 2025	By:	/s/ John Quisel
John Quisel, J.D., Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2025	By:	/s/ Jean Franchi
Jean Franchi
Chief Financial Officer (Principal Financial and Accounting Officer)