Form 10-K
period 2025-12-31
Disc Medicine, Inc.
filed 2026-02-26
CIK 1816736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of Common Stock held by non-affiliates of the registrant computed by reference to the price of the registrant’s Common Stock as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1.4 billion (based on the last reported sale price on the Nasdaq Global Market as of such date).

As of February 19, 2026, there were 38,160,065 shares of the registrant’s Common Stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2026 Annual Meeting of Stockholders, which the registrant intends to file with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
•
our ability to successfully manufacture our drug substances and product candidates for preclinical use, for clinical trials and on a larger scale for commercial use, if approved;
•
our ability to obtain funding for our operations necessary to further develop and, if approved, commercialize our product candidates;
•
our ability to obtain and maintain regulatory approval of bitopertin and any of our other product candidates;
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
•
future agreements with third parties in connection with the commercialization of our product candidates, if approved;
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
•
the impact of global economic and political developments on our business, including rising inflation and capital market disruptions, geopolitical conflicts, economic sanctions and economic slowdowns or recessions that may result from such developments which could harm our research and development efforts as well as the value of our common stock and our ability to access capital markets; and
•
other risks and uncertainties, including those listed under the caption “Risk Factors.”

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
•
We have conducted and are currently conducting clinical trials for bitopertin, and may in the future conduct additional clinical trials of our product candidates, outside the United States, and the FDA and comparable foreign regulatory authorities may not accept data from such trials.
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

•
If the market opportunities for our product candidates are smaller than we estimate or if any regulatory approval that we obtain is based on a narrower definition of the patient population, our revenue and ability to achieve profitability could be materially adversely affected.
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
•
We may not obtain licenses or sublicenses to intellectual property rights in all markets on equally or sufficiently favorable terms with third parties.
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
•
We received a Commissioner’s National Priority Voucher for bitopertin but the accelerated timeline for review of our NDA submission for bitopertin in EPP and XLP by the FDA did not result in an approval and it is unclear what, if any, benefits this voucher may provide in the future.
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
•
The market price of our common stock has been, and may continue to be, volatile.
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

ITEM 1. BUSINESS

Overview

We are a clinical-stage biopharmaceutical company focused on the discovery, development, and commercialization of novel treatments for patients suffering from serious hematologic diseases. We have assembled a portfolio of clinical and preclinical product candidates that aim to modify fundamental biological pathways associated with the formation and function of red blood cells, specifically heme biosynthesis and iron homeostasis. Our current pipeline includes bitopertin for the treatment of erythropoietic porphyrias, or EPs, including erythropoietic protoporphyria, or EPP, and X-linked protoporphyria, or XLP; DISC-0974 for the treatment of anemia of myelofibrosis, or MF, and anemia of inflammatory bowel disease, or IBD; and DISC-3405 for the treatment of polycythemia vera, or PV, sickle cell disease, or SCD, and other hematologic disorders. In addition, our preclinical programs include DISC-0998 for the treatment of anemia associated with inflammatory diseases. Our approach to product candidate development leverages well-understood molecular mechanisms that have been validated in humans. We believe that each of our product candidates, if approved, has the potential to improve the lives of patients suffering from hematologic diseases.

Heme Biosynthesis: Bitopertin

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

We have completed two Phase 2 clinical trials of bitopertin: BEACON, an open-label, parallel-dose clinical trial in EPP and XLP patients conducted at sites in Australia, and AURORA, a randomized, double-blind, placebo-controlled clinical trial in EPP patients conducted at sites in the United States. In both trials, bitopertin significantly reduced the toxic metabolite, protoporphyrin IX, or PPIX, and was associated with improvements in measures of time spent in sunlight and quality of life. In addition, bitopertin was generally well-tolerated. All participants in AURORA and BEACON were eligible to participate in HELIOS, an ongoing open-label, long-term extension study of bitopertin in EPP and XLP patients. Interim data from HELIOS, presented in June 2025, demonstrated that longer term treatment of bitopertin was associated with sustained reductions in PPIX, as well as improvements in quality of life and liver biomarkers. In our end-of-Phase 2 meeting in September 2024, the U.S. Food & Drug Administration, or the FDA, agreed with the potential for reduction of PPIX to serve as a surrogate endpoint to support a potential accelerated approval of bitopertin in EPP and XLP. In our Type C meeting in December 2024, we aligned with the FDA on the design of APOLLO, a Phase 3, randomized, double-blind, placebo-controlled, clinical trial of bitopertin in EPP and XLP patients that in the setting of an accelerated approval would serve as a post-marketing confirmatory trial. We initiated the APOLLO trial in May 2025 and in September 2025 we submitted a New Drug Application, or NDA, for accelerated approval of bitopertin in EPP and XLP in the United States based on our existing data. In October 2025, we were awarded a Commissioner’s National Priority Voucher, or CNPV, from the FDA for bitopertin in EPP and XLP. The CNPV program, announced in June 2025, is designed to accelerate the development and review of certain drugs aligned with US national health priorities. The FDA accepted our NDA for review in November 2025 and in February 2026 issued a complete response letter, or CRL. Although the FDA agreed that clinical data from AURORA and BEACON provided sufficient evidence that bitopertin significantly lowers whole blood metal-free PPIX, the FDA concluded that the trials did not show evidence of association between percent change in PPIX and sunlight exposure-based endpoints as measured in the trials. As such, the FDA determined that there is uncertainty regarding whether bitopertin’s effect on PPIX is reasonably likely to predict clinical benefit, despite the strong mechanistic and biological plausibility supporting the use of the PPIX biomarker in protoporphyria. The FDA indicated that results of the ongoing APOLLO trial could serve as evidence to support a potential traditional approval, and we plan to request a Type A meeting to review our approach with the FDA. We expect to report topline data from APOLLO in the fourth quarter of 2026, following which we plan to submit a response to the CRL.

Our APOLLO clinical trial is also intended to serve as a registrational trial with respect to any potential future marketing applications for bitopertin in EPP and XLP outside the United States. We continue to evaluate potential additional trials of bitopertin in other indications.

Iron Homeostasis: DISC-0974 and DISC-3405

DISC-0974 is the lead product candidate in our iron homeostasis portfolio and was licensed from AbbVie Deutschland GmbH & Co. KG, or AbbVie. DISC-0974 is designed to suppress hepcidin production and increase serum iron levels. We completed a Phase 1 clinical trial in healthy volunteers in the United States in June 2022, with results showing an acceptable tolerability profile and evidence of target engagement, iron mobilization and augmented erythropoiesis. We initiated a Phase 1b/2 clinical trial in June 2022 in patients with anemia of MF, with results from the Phase 1b portion of this clinical trial showing substantial and sustained reductions in hepcidin levels and increases in iron alongside strong hematologic responses across patient types and an acceptable tolerability profile. We initiated RALLY-MF, the open-label Phase 2 portion of this clinical trial, in December 2024 and reported initial data from this Phase 2 trial in December 2025, with results demonstrating meaningful overall anemia responses across all patient subgroups, regardless of baseline transfusion status and independent of concomitant Janus Kinase, or JAK, inhibitor therapy use. Topline data from this trial is expected in the second half of 2026, which, if positive, is expected to support discussions with regulatory agencies on the potential regulatory path for DISC-0974 in anemia of MF. We initiated a Phase 2 clinical trial of DISC-0974 in patients with IBD and anemia in the first quarter of 2026, and we are planning exploratory studies in additional patient populations with anemia of chronic disease. We are also developing a preclinical anti-hemojuvelin, or HJV, monoclonal antibody, DISC-0998, which also targets hepcidin suppression and was licensed from AbbVie. DISC-0998 is designed to increase serum iron levels and has an extended serum half-life as compared to DISC-0974. We believe this profile may be desirable in certain subsets of patients with anemia associated with inflammatory diseases.

In addition, we are developing DISC-3405, a monoclonal antibody against Transmembrane Serine Protease 6, or TMPRSS6, that we licensed from Mabwell Therapeutics, Inc., or Mabwell. DISC-3405 is part of our iron homeostasis portfolio and is designed to induce hepcidin production and reduce serum iron levels. We initiated a Phase 1 clinical trial of DISC-3405 in healthy adult volunteers in October 2023 and presented interim data from the single-ascending dose, or SAD, portion of this clinical trial in June 2024. We presented data from the multiple ascending dose, or MAD, portion of this clinical trial in December 2024, and presented updated data from both the SAD and MAD portions of this clinical trial in June 2025, with results showing an acceptable tolerability profile and evidence of target engagement, including dose-related increases in serum hepcidin and corresponding reductions in serum iron across all dose levels. We are developing DISC-3405 for the treatment of PV, SCD, and other hematologic disorders. We initiated RESTORE-PV, an open-label Phase 2 clinical trial of DISC-3405 in patients with PV, in the first half of 2025, with initial data expected in the second half of 2026. We also initiated a Phase 1b, open-label clinical trial of DISC-3405 in patients with SCD in October 2025, with initial data expected in the second half of 2026, and plan to explore the role of therapeutic iron restriction in other indications.

Our Approach

Our goal is to continue to build and advance a portfolio of product candidates that focus on fundamental biological pathways associated with the formation and function of red blood cells. Red blood cells have the essential role of carrying oxygen via hemoglobin to all tissues and organs in the body. The biological processes that are required to maintain normal levels of functional red blood cells are complex, and a variety of congenital and acquired diseases occur due to imbalances or deficiencies in red blood cell formation and function. Two key components needed to support the formation and function of red blood cells are heme and iron. Heme is an essential part of red blood cells, and when complexed into the hemoglobin protein, it performs the vital function of transporting oxygen throughout the body. Iron is a key component of heme, and therefore both iron and heme are required for erythropoiesis, the biological process by which precursor cells in the bone marrow mature to become red blood cells. Based on results in animal models and preclinical and clinical data, we believe that our product candidate portfolio, by targeting fundamental pathways in red blood cell biology, has the potential to address a range of hematologic diseases in which modification of iron and heme plays a critical function.

We are focused on therapeutic approaches that modulate heme and iron to address diseases of heme biosynthesis and red blood cell production, and we target therapeutic mechanisms that have been validated in humans, through evidence from either human genetics or third-party clinical trials. For example, our lead program, bitopertin, has been evaluated in over 4,000 individuals and demonstrated suppression of heme biosynthesis in multiple clinical trials conducted by Roche. The targets of our iron homeostasis portfolio, HJV and TMPRSS6, have both been genetically validated in humans and shown to have a role in the regulation of hepcidin and iron homeostasis. For example, individuals with inherited loss of the HJV gene exhibit low levels of hepcidin and individuals with inherited loss of the TMPRSS6 gene exhibit elevated levels of hepcidin.

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

The diagram below reflects the status of our clinical-stage product candidates, bitopertin, DISC-0974 and DISC-3405, and related clinical trials, and our preclinical product candidate, DISC-0998. The timelines shown reflect our current expectations and beliefs based on our internal plans and regulatory interactions to date.

We also plan to develop bitopertin, DISC-0974 and DISC-3405 for other indications. For example, we are exploring the potential of bitopertin as a treatment for Diamond-Blackfan Anemia, or DBA, and other porphyrias.

Our Strategy

Our mission is to significantly improve the lives of patients suffering from hematologic diseases by developing differentiated product candidates designed to target fundamental pathways associated with the formation and function of red blood cells. To achieve our mission, we are pursuing increasingly large market opportunities as we grow and scale by focusing on the following key elements of our strategy:

•
Obtain regulatory approval and successfully commercialize bitopertin for the treatment of patients with EPP, a well-defined rare disease with high unmet need. Based on our analyses of medical claims data, there are approximately 14,000 diagnosed EPP patients in the United States, and while the incidence of XLP is unknown, it is often estimated at one-tenth the incidence of EPP. There are currently no other disease-modifying therapies available to treat EPs such as EPP except bone marrow transplantation, which is associated with high rates of morbidity and mortality. The only other class of approved therapies for patients with EP are melanocortin 1 receptor agonists, which are designed to promote melanin production, or tanning, and thereby increase patient tolerance to sunlight. Based on the clinical data generated by Roche in multiple clinical trials in other indications, the compelling preclinical data we have generated, and the results of our BEACON and AURORA Phase 2 clinical trials, we believe bitopertin has the potential to be a disease-modifying treatment for these patients. In the CRL issued by the FDA in February 2026 in response to our NDA for accelerated approval of bitopertin in EPP and XLP, the FDA indicated that results from our ongoing Phase 3 APOLLO clinical trial of bitopertin in EPP and XLP patients could serve as evidence to support a potential traditional approval. We plan to request a Type A meeting to review our approach with the FDA, and we expect to report topline data from APOLLO in the fourth quarter of 2026, following which we plan to submit a response to the CRL.
•
Build a franchise in myeloproliferative neoplasms, or MPNs, with significant unmet need by advancing the development of DISC-0974 and DISC-3405 for the treatment of anemia of MF and PV, respectively. We are initially developing our lead hepcidin-suppressing program, DISC-0974, for the treatment of anemia associated with MF, a rare, chronic blood cancer that currently affects an estimated 25,000 patients in the United States. At diagnosis, approximately 87% of patients with MF have anemia, which progressively worsens over time and ultimately renders the majority of patients dependent on chronic red blood cell transfusions. DISC-0974 is currently being evaluated in RALLY-MF, an open-label Phase 2 clinical trial in patients with anemia of MF. We reported initial data from this trial in December 2025, with results demonstrating meaningful overall anemia responses across all patient subgroups, regardless of baseline transfusion status and independent of concomitant JAK inhibitor therapy use. DISC-0974 was also generally well-tolerated. Topline data from this trial is expected in the second half of 2026, which, if positive, is expected to support discussions with regulatory agencies on the potential regulatory path for DISC-0974 in anemia of MF. The second program in our iron homeostasis portfolio is DISC-3405, which is designed to induce hepcidin production and which we are initially developing for the treatment of PV. PV is a chronic and rare MPN characterized by the overproduction of red blood cells and increased red cell mass that affects approximately 150,000 patients in the United States. In clinical trials conducted by third parties, iron restriction through a hepcidin mechanism resulted in disease control in patients with PV, and in our Phase 1 clinical trial of DISC-3405 in healthy adult volunteers, results showed an acceptable tolerability profile and evidence of target engagement, including dose-related increases in serum hepcidin and corresponding reductions in serum iron across all dose levels. We are currently studying DISC-3405 in RESTORE-PV, an open-label Phase 2 clinical trial of DISC-3405 in patients with PV, from which we expect initial data in the second half of 2026 and topline data in 2027.
•
Expand our existing portfolio into a broad range of new indications, including SCD and anemias of inflammation. Though we have yet to generate complete clinical data for each of our product candidates, we believe that all of our current product candidates could have pipeline-in-a-product potential, and for each product candidate, we plan to explore its potential across multiple hematologic diseases. With respect to DISC-3405, we initiated a Phase 1b, open-label clinical trial in patients with SCD in October 2025, with initial data expected in the second half of 2026, and plan to explore the role of therapeutic iron restriction in other indications. With respect to DISC-0974, we initiated a Phase 2 clinical trial in patients with IBD and anemia in the first quarter of 2026, and we are planning exploratory studies in additional patient populations with anemia of chronic disease.
•
Continue to build our pipeline through internal research or business development. We plan to leverage our expertise in hematology to further grow our pipeline through both internal discovery and development of new therapeutic candidates and in-licensing of external assets. This approach includes developing both next-generation programs to support our existing heme biosynthesis and iron homeostasis portfolios as well as molecules that target other pathways associated with red blood cells that may be of strategic and biological interest. For example, we are developing DISC-0998, a preclinical monoclonal antibody, as a next generation product candidate against HJV, the same target as DISC-0974. We believe DISC-0998 has improved pharmacokinetic, or PK, and pharmacodynamic, or PD, properties that may benefit certain subsets of patients with anemia associated with inflammatory diseases.
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

Overview of the Heme Biosynthesis Process - Eight Enzymatic Steps from Glycine to Heme

Heme Biosynthesis as a Therapeutic Target for Diseases

In many hematologic diseases, there is abnormal proliferation and differentiation of the progenitor cells that develop into red blood cells. An alteration in any aspect of red blood cell maturation can result in the build-up of metabolic intermediates from heme and hemoglobin biosynthesis, and these intermediates can cause a variety of disease states. Defects of the heme biosynthesis enzymes in the erythroid lineage can cause the build-up of metabolic intermediates called porphyrins and lead to a set of diseases referred to as EPs. In EPs, porphyrins accumulate to inappropriately high levels and cause damage, particularly in the skin, gallbladder, and liver. Similarly, defects in globin biosynthesis, often caused by mutations in the ribosomes that are necessary for mediating globin biosynthesis, result in the build-up of heme that is not complexed with globin. This free heme can damage newly forming red blood cells, leading to forms of anemia observed in DBA and in certain types of myelodysplastic syndromes, or MDS. In diseases characterized by defects in the genes coding for the globins, such as sickle cell disease and beta thalassemia, the reduction of heme biosynthesis has the potential to reduce the production of pathologically altered globins that aggregate or polymerize, causing oxidative damage and hemolysis. In people without globin abnormalities, excessive production of red blood cells with normal hemoglobin can cause PV, in which the higher hematocrit can lead to thrombotic disease, including stroke. Restricting heme formation has the potential to ameliorate symptoms in certain patients with these hemoglobinopathies and disorders of red blood cell excess. Therefore, we believe that inhibitors of heme biosynthesis have the potential to treat a wide range of hematologic diseases by restricting the production of damaging metabolites, including porphyrins, heme and globins.

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

Current Treatment Options for Erythropoietic Porphyrias

There are currently no disease-modifying therapies available to treat EPs other than bone marrow transplantation, which is associated with high rates of morbidity and mortality. Lifestyle alterations to avoid light exposure are the primary approach to managing phototoxicity in EP patients. Sunscreens, tinted windows, and protective clothing are also commonly used in addition to behavioral modifications. The only class of approved therapies for patients with EP are melanocortin 1 receptor agonists, which are designed to promote melanin production, or tanning, and thereby increase patient tolerance to sunlight. Afamelanotide, an a-melanocyte-stimulating hormone analog delivered by a surgically-administered subcutaneous implant, was approved by the FDA in 2019 for the treatment of adults with EPP. Afamelanotide provides reduction in photosensitivity, but is not designed to reduce PPIX production and is associated with side effects, such as nausea, hyperpigmentation and a darkening of or increase in melanocytic nevi. In a pivotal trial, afamelanotide increased the median number of pain free hours in daytime (10am to 6pm) over 180 days from 40.5 hours in a placebo group to 64.1 hours in the treatment group. Another melanocortin 1 receptor agonist, dersimelagon, which is orally administered, recently completed a Phase 3 clinical trial run by a third party. Overall, there remains a significant unmet need despite the use of melanocortin 1 receptor agonists, as they provide incomplete resolution of photosensitivity and more importantly, are not designed to reduce the production of protoporphyrins or address hepatobiliary complications, such as gallstones and progressive liver disease.

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

Relationship Between PPIX Levels and EPP/XLP Symptoms

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

Our Solution: Bitopertin, an Oral, Selective GlyT1 Inhibitor

Bitopertin is designed to be an oral, selective inhibitor of GlyT1, a key membrane transporter required to supply developing red blood cells with sufficient glycine to support erythropoiesis. By limiting glycine uptake at the first step in heme biosynthesis in newly forming red blood cells, bitopertin is designed to reduce the activity of this pathway and therefore has the potential to treat a range of hematologic disorders associated with the biosynthesis of heme and hemoglobin that are characterized by porphyrin toxicity or heme toxicity.

We are initially focused on the ability of bitopertin to suppress the accumulation of PPIX. Based on its mechanism of action, we believe bitopertin has the potential to be a disease-modifying treatment for EPP and XLP.

We believe that the findings from our preclinical studies, our clinical trials, and the clinical trials conducted by Roche demonstrate that bitopertin has the potential to act as a durable, and well-tolerated inhibitor of heme biosynthesis in humans. Importantly, we believe these studies support the potential for bitopertin to reduce PPIX to a degree that has, in third-party studies, been associated with marked symptom improvement in patients with EPP and XLP.

Roche Clinical Data

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

The comprehensive data package from Roche’s healthy volunteer trials provides further support for bitopertin's tolerability profile. The identified risks established by Roche across the development program are (percentage bitopertin treated vs. percentage placebo treated): headache (9.8% vs. 6.7%), somnolence (5.2% vs. 3.7%), and dizziness (4.2% vs. 3.6%). The results of single dose bitopertin clinical trials in healthy volunteers at doses ranging from 3 mg to 240 mg (n=290) and multiple dose trials at doses ranging from 10 mg to 180 mg daily for 10 to 120 days (n> 360) did not demonstrate any significant tolerability issues. In one multiple ascending dose trial, reversible blurred vision was observed in 5 subjects (20%) at or above the 80 mg/day dose level. In a four-month pharmacodynamics study, 11.8% of subjects receiving an active dose noted dysphoria/low mood (mostly at 30 mg/day), as compared to 6.3% of placebo, and dermatological adverse events on hands and feet were observed in 15.7% of subjects (mostly at 60 mg/day). In Phase 3 studies, no association with bitopertin was found for dermatological adverse events or adverse events of blurred vision or low mood. The amount of hemoglobin per red blood cell or per reticulocyte decreased in a dose-dependent manner. No hematologic parameter reached a level at which we would expect clinical signs or symptoms. Roche’s Phase 3 program in schizophrenia consisted of six Phase 3 clinical trials (n=2,438) of 5 mg, 10 mg, and 20 mg doses of bitopertin for up to 52 weeks, followed by extension phases. In these trials, bitopertin treatment was not associated with any significant tolerability issues. Most of the adverse events were considered mild or moderate in severity in these trials.

BEACON: Completed Phase 2 Clinical Trial in Patients with EPP and XLP

In July 2022, we initiated BEACON, a Phase 2 clinical trial of bitopertin in EPP and XLP patients conducted at sites in Australia. The study was a randomized, open-label, parallel-dose clinical trial designed to evaluate the safety, tolerability, and efficacy of bitopertin. It enrolled 22 adult patients and four adolescent patients with EPP or XLP. The study primarily assessed changes in levels of PPIX as well as the PK profile, safety and tolerability of bitopertin in EPP or XLP patients. It also included measures of photosensitivity, daylight tolerance, pain and exploratory biomarkers of hepatobiliary disease. Patients received orally-administered bitopertin for 24 weeks at doses of either 20 mg once-daily or 60 mg once-daily. These dose levels have a well-understood profile and similar dosage strengths have been shown to provide substantial inhibition of erythroid glycine uptake in the clinical trials conducted by Roche. The trial design is summarized in the figure below. Participants in the BEACON trial were eligible to participate in HELIOS, an ongoing open-label, long-term extension study of bitopertin in EPP and XLP.

BEACON Trial Design: Open-Label, Phase 2 Clinical Trial of Bitopertin in Patients with EPP or XLP (N = 22 adults, N = 4 adolescents)

Interim data from BEACON were presented at the European Hematology Association, or EHA, annual meeting in June 2023 and at the American Society of Hematology, or ASH, annual meeting in December 2023. Additional analyses were presented at the EHA annual meeting in June 2024 and at the ASH annual meeting in December 2024. Twenty-one of the 22 enrolled adults and three of the four enrolled adolescents completed the study. The average age of the adult participants was 44 years, with 64% being female. Bitopertin significantly reduced PPIX in both the adult and adolescent populations, with reductions of whole blood metal-free PPIX of >40% compared to baseline in the overall adult study population, and with greater reductions in the 60 mg group than the 20 mg group. Most of the PPIX reduction occurred in the first 6 weeks of treatment. Overall, there was a 92% reduction in the incidence of patient-reported full phototoxic reactions compared to baseline. The proportion of symptom-free days improved from 33% at baseline to 79% while taking bitopertin. Sunlight tolerance improved in a series of sunlight challenges that participants self-administered weekly, according to the protocol. People with EPP experience prodromes, or early warning symptoms, of an impending full phototoxic reaction. These prodromes are reversible when sunlight exposure is discontinued, and the time until a prodrome starts is an indicator of light tolerance. Combining data from all adult participants showed a >3-fold improvement in average time to prodrome, as compared to baseline (p<0.01). The proportion of adult participants who conducted a sunlight challenge that did not elicit a prodrome increased from 7% at baseline to 55% while taking bitopertin. Of the adult participants that completed at least 4 months of treatment (n=21), nearly all reported improvements in quality of life measures, with 20 of 21 reporting that their EPP was “much better” or “a little better”, 19 of 21 reporting that their EPP was “not at all” or “mild” in severity, and 18 of 21 reporting that EPP impacted their quality of life in the last 7 days “not at all” or “a little bit”.

BEACON: Primary Endpoint – Percent Change in Whole Blood PPIX

BEACON: Associations between PPIX Reductions and Light Tolerance

Safety analyses showed no serious adverse events, stable hemoglobin levels, and no anemia adverse events reported. There was one discontinuation due to an adverse event that was assessed as probably related to bitopertin treatment: a Grade 3 headache in an adult participant. Overall, 65% of participants reported dizziness, 15% of participants reported headache, and 12% of participants reported nausea.

AURORA: Completed Phase 2 Clinical Trial in Patients with EPP

Separately, in October 2022 we initiated AURORA, a Phase 2, randomized, double-blind, placebo-controlled, parallel dosing trial in 75 adult patients with EPP conducted at sites in the United States. We enrolled patients into a placebo group (n=24), a 20 mg/day dose group (n=26) and a 60 mg/day dose group (n=25), with bitopertin delivered as tablets taken orally once per day for a period of 17 weeks. These dose levels have a well-understood profile and similar dosage strengths have been shown to provide substantial inhibition of erythroid glycine uptake based on the clinical trials conducted by Roche. This trial included assessments of blood PPIX levels, with a primary endpoint of percent change in whole blood metal-free PPIX, and patient photosensitivity, including a secondary endpoint of cumulative total time in sunlight between 10:00 a.m. and 6:00 p.m. on days without pain observed over the four-month treatment period. The FDA has previously approved afamelanotide for the treatment of photosensitivity in adult EPP patients on the basis of a clinical endpoint measuring a change in pain-free time spent in sunlight in treated patients, relative to patients treated with placebo. Additional study measures included time to prodrome, hepatobiliary markers, quality of life, safety and tolerability, among others. The trial design is summarized in the figure below. Participants in the AURORA trial were eligible to participate in HELIOS, an ongoing open-label, long-term extension study of bitopertin in EPP and XLP.

AURORA Trial Design: Randomized, Double-Blind, Placebo-Controlled Phase 2 Clinical Trial of Bitopertin in Patients with EPP (N = 75)

We presented topline data from AURORA in April 2024. Additional analyses were presented at the EHA annual meeting in June 2024 and at the ASH annual meeting in December 2024. Seventy-two of the 75 participants completed the study. With respect to the primary endpoint, bitopertin resulted in significant, dose-dependent, and sustained reductions in whole blood PPIX levels compared to baseline (-21.5% for 20 mg (p=0.004 vs placebo) and -41.7% for 60 mg (p<0.001 vs placebo); the placebo group had mean increases of +8.1%). As in BEACON, most of the PPIX reduction occurred in the first 6 weeks of treatment. With respect to clinical efficacy endpoints, there were substantial and dose-dependent reductions in phototoxic reactions with pain during the four-month study period, consisting of a 75% reduction in the incidence rate of new phototoxic reactions with pain at the 60 mg dose group compared to placebo (p=0.011), and a 60% reduction in the 20 mg dose group compared to placebo (p=0.109). Fewer bitopertin-treated patients reported a phototoxic event compared to placebo (19% for 20 mg and 12% for 60 mg compared to 46% for placebo). There were also dose-dependent improvements in quality-of-life scores as measured by the Patient Global Impression of Change, or PGIC, scale, which were statistically significant for the 60 mg dose: 77% of completers at 20 mg and 86% at 60 mg (p=0.022 vs placebo) reported that their EPP was “much better” compared with 50% for placebo. With respect to cumulative total time in sunlight on days without pain, bitopertin-treated patients recorded a mean of 175.1 hours at 20 mg and 153.1 hours at 60 mg, compared with 133.9 hours for placebo. While the magnitude of the improvement in the bitopertin-treated patients from baseline was comparable to that observed in the BEACON study, the benefit in the placebo arm in the AURORA trial was greater than expected and the results were not statistically significant compared to placebo. In addition, there were large improvements in light tolerance from baseline in 20 mg and 60 mg bitopertin treatment groups as measured by time to prodrome, but the results were not statistically significant relative to placebo. However, a post-hoc longitudinal analysis showed time-dependent improvement in light tolerance that was nominally significant compared to placebo in both the 20 mg (p=0.026) and 60 mg (p=0.013) dose groups, and a two-fold improvement in light tolerance relative to baseline in both 20 mg and 60 mg dose groups. Greater PPIX reductions were associated with improvements in multiple light tolerance measures, including cumulative total time in light, average time in sunlight without pain, change from baseline in time to prodrome, as well as PGIC, and evaluation of the time course of phototoxic reactions and sunlight exposure showed greater treatment effect in the time period after the PPIX nadir was reached, including elimination of observed phototoxic reactions in the 60 mg dose group.

AURORA: Primary Endpoint – Percent Change in Whole Blood PPIX

AURORA: Association between PPIX Change and Clinical Measures with Bitopertin

Bitopertin was generally well tolerated in both dose groups with no serious adverse events and stable hemoglobin levels. Two patients discontinued treatment due to treatment-emergent adverse events, both in the 60 mg dose group and both of which were assessed as possibly related to bitopertin: one due to dizziness and one due to a skin rash. The most common adverse event reported with bitopertin treatment was dizziness: n=4 in the 20 mg dose group and n=11 in the 60 mg dose group, compared with n=3 in the placebo group (median durations of 8.5, 5.0, and 1.0 days, for the 20 mg, 60 mg, and placebo groups, respectively).

HELIOS: Ongoing Phase 2 Open-Label, Long-Term Extension Study of Bitopertin in Patients with EPP and XLP

HELIOS is an ongoing Phase 2, open-label, long-term extension trial of bitopertin in patients with EPP and XLP that enrolled 86 adult and adolescent patients with EPP from the BEACON and AURORA trials. Patients were randomized to receive 20 mg or 60 mg bitopertin in BEACON and 20 mg or 60 mg bitopertin or placebo in AURORA, with all patients transitioning to a 60 mg daily dose of bitopertin in HELIOS. The primary and secondary endpoints of this trial are safety and tolerability and percent change in whole blood metal-free PPIX, respectively. Additional study assessments include a daily sun exposure diary, patient-reported quality of life and liver fibrosis measurements.

Interim data from this trial was first presented at the EHA annual meeting in June 2025. Of the 86 enrolled patients, data were presented from the 67 participants who had completed a 24-week treatment period as of a February 4, 2025 data cutoff date. Two participants withdrew early from the trial due to an adverse event. Results demonstrated that longer term treatment with bitopertin was associated with sustained reductions in PPIX, with additional benefit for patients receiving the 60 mg dose continuously. In addition, continuous treatment with 60 mg of bitopertin was associated with reduction of alanine aminotransferase, or ALT, and other exploratory hepatobiliary biomarkers, and nearly all participants reported substantial improvements in quality of life measures. In this interim dataset, bitopertin exhibited a favorable longer-term safety profile with up to 2+ years of exposure and similar safety results across adults and adolescents with EPP and XLP.

APOLLO: Ongoing Phase 3 Randomized, Double-Blind, Placebo-Controlled, Clinical Trial of Bitopertin in Patients with EPP and XLP

In December 2024, we aligned with the FDA on the design of APOLLO, a Phase 3, randomized, double-blind, placebo-controlled, clinical trial of bitopertin in EPP and XLP patients. Key features of the trial include:

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
•
Inclusion of patients aged 12+ with EPP, including XLP; and
•
Double-blind, placebo-controlled study with at least 150 patients randomized 1:1 across sites in the United States, Canada, Europe and Australia.

We initiated the APOLLO trial in May 2025 and anticipate topline data in the fourth quarter of 2026.

NDA for Bitopertin in EPP and XLP

In our end-of-Phase 2 meeting in September 2024, the FDA agreed with the potential for reduction of PPIX to serve as a surrogate endpoint to support a potential accelerated approval of bitopertin in EPP and XLP. In our Type C meeting in December 2024, we aligned with the FDA on the design of our APOLLO clinical trial, that in the setting of an accelerated approval would serve as a post-marketing confirmatory trial. In September 2025 we submitted an NDA for accelerated approval of bitopertin in EPP and XLP in the United States based on our existing data. In October 2025, we were awarded a CNPV from the FDA for bitopertin in EPP and XLP. The CNPV program, announced in June 2025, is designed to accelerate the development and review of certain drugs aligned with US national health priorities. The FDA accepted our NDA for review in November 2025 and in February 2026 issued a CRL. Although the FDA agreed that clinical data from AURORA and BEACON provided sufficient evidence that bitopertin significantly lowers whole blood metal-free PPIX, the FDA concluded that the trials did not show evidence of association between percent change in PPIX and sunlight exposure-based endpoints as measured in the trials. As such, the FDA determined that there is uncertainty regarding whether bitopertin’s effect in PPIX is reasonably likely to predict clinical benefit, despite the strong mechanistic and biological plausibility supporting the use of the PPIX biomarker in protoporphyria. The FDA indicated that results of the ongoing APOLLO trial could serve as evidence to support a potential traditional approval, and we plan to request a Type A meeting to review our approach with the FDA. We plan to submit a response to the CRL following receipt of topline data from the APOLLO clinical trial, which we expect to report in the fourth quarter of 2026. The APOLLO trial is also intended to serve as a registrational trial with respect to any potential future marketing applications for bitopertin in EPP and XLP outside the United States.

Bitopertin in Additional Indications: Diamond-Blackfan Anemia

We believe that bitopertin may be therapeutically beneficial for the treatment of DBA. DBA is a genetic condition marked by defective erythropoiesis that is usually caused by genetic mutations in genes coding for ribosomal proteins. Clinically, DBA is a lifelong anemia that presents in infancy and has a 25% mortality rate by age 50. Standard therapy includes chronic steroid treatment and/or regular blood transfusions, and hematopoietic stem cell transplantation is the only known cure for DBA. The ribosomal defects in patients with DBA are thought to cause a build-up of free heme in newly forming red blood cells, and this free heme exerts a toxic effect, resulting in poor red blood cell formation and anemia. Inhibitors of heme biosynthesis have shown marked effects in improving red blood cell production in third-party cellular and animal models of DBA. Accordingly, we anticipate that bitopertin may be able to provide relief from anemia and transfusion in patients with DBA by restricting the accumulation of toxic, free heme. We have entered into a collaborative research and development agreement with the NIH to conduct an NIH-sponsored clinical trial of bitopertin in DBA, which trial began in July 2023 and results were reported in December 2025. In this trial, bitopertin was generally well-tolerated, and bioavailability, pharmacokinetics and effects upon hemoglobin were consistent with the Roche clinical data set. Although bitopertin did not yield transfusion-independence in these patients, the baseline iron overload, marrow hypocellularity and prior failure of steroids reflected a cohort with long-standing disease and minimal erythropoietic marrow reserve.

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

Hepcidin Plays a Central Role in Iron Metabolism and Homeostasis

Hepcidin is a Therapeutic Target for Diseases of Iron Metabolism

Because iron is critical to so many biological functions, particularly in red blood cells, disruptions in its homeostasis, often due to the dysregulated production of hepcidin, can result in a wide range of hematologic diseases, as shown in the figure below. These include diseases that can cause abnormally high production of hepcidin, which deprives developing red blood cells of iron and causes anemia, a frequent complication of cancer, autoimmune conditions, and other inflammatory diseases. Conversely, in certain diseases with abnormally low production of hepcidin, increasing hepcidin and restricting iron availability are expected to provide a therapeutic benefit. For example, in PV, iron restriction through a hepcidin mechanism has been demonstrated to control pathologic production of red blood cells. In other diseases, such as SCD, iron restriction and agents that increase hepcidin could be beneficial by lowering the concentration of sickle hemoglobin inside red blood cells and reducing the tendency of red blood cells to sickle and hemolyze, the red blood cell processes which can lead to the clinical sequelae in SCD.

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

Overview of Anemia Associated with Inflammatory Diseases

Anemia of inflammation is a hallmark of a wide range of autoimmune and chronic diseases, including MF, IBD, CKD, rheumatoid arthritis, cancer, obesity, chronic obstructive pulmonary disease, and cardiovascular disease. Anemia occurs frequently in these diseases and for example, affects approximately 87% of MF, 25-35% of IBD, 17-50% of CKD, 35-80% of cancer, and 50% of lupus patients. It is a common cause of chronic anemia and has been estimated to affect over one billion individuals worldwide. This type of anemia is caused by the sustained inflammation associated with these diseases, which produces a host of pro-inflammatory cytokines that impair erythropoiesis. Importantly, these cytokines have an impact on iron homeostasis by inducing the production of hepcidin, which in turn deprives developing erythrocytes of iron. There are currently no approved therapies designed to primarily lower hepcidin, and most patients remain anemic or untreated.

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
Intermediate-1
Low
Myelofibrosis Risk Score

Adapted from Pardanani et al. (2013) *Am. J. Hematol*

Anemia of MF is Progressive and Severe

Anemia of Inflammatory Bowel Disease

IBD, which includes Crohn’s disease and ulcerative colitis, is characterized by chronic inflammation of the gastrointestinal tract. IBD is estimated to affect more than two million people in North America and is associated with numerous symptoms and complications, with the most common being anemia, which can be caused by anemia of inflammation, iron deficiency, and/or blood loss. Anemia has been found to occur in up to 74% of hospitalized IBD patients. Anemia of inflammation is driven by low iron availability from elevated hepcidin levels. Iron deficiency in IBD is caused by inadequate intake, malabsorption (including duodenal involvement and surgical removal), and chronic blood loss by mucosal ulcerations. There is no directed treatment option for anemia of inflammation beyond improving the disease status of the underlying IBD. Iron supplementation can correct iron deficiency and improve anemia due to low total body iron. IBD-associated anemia is associated with a significant decrease in quality of life and with clinical symptoms such as chronic fatigue, dizziness, reduced exercise tolerance, pale skin, nails, conjunctiva, and fainting. However, despite these numerous adverse symptoms, anemia of IBD remains undertreated.

Our Solution: DISC-0974, an Anti-HJV Monoclonal Antibody

DISC-0974 is designed to be an injectable, selective monoclonal antibody targeting HJV, a co-receptor required for hepcidin expression. In multiple preclinical studies, we have demonstrated that DISC-0974 suppressed endogenous production of hepcidin and, as a consequence, increased serum iron levels. Based on this early confirmation of its mechanism, we believe DISC-0974 has the potential to treat a wide range of anemias associated with inflammatory diseases where hepcidin levels are pathologically elevated and serum iron levels for erythropoiesis are restricted. Based on data from our IND-enabling studies and our completed Phase 1 clinical trial, we are developing DISC-0974 as a once-monthly, subcutaneous injection.

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

Ongoing Phase 1b/2 Clinical Trial in Patients with Anemia of MF

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

Interim data from the Phase 1b part of this trial was first presented at the ASH annual meeting in December 2023, with additional interim data presented in June 2024 and additional analyses presented in December 2024 and June 2025. Of the 35 enrolled patients, data from 32 evaluable participants in the five dose cohorts (14 mg, 28 mg, 50 mg, 75 mg and 100 mg) were presented as of an October 17, 2024 data cutoff date. Two participants withdrew early from the trial due to an inadequate response, and two participants were not considered evaluable for efficacy due to incomplete transfusion data entry as of the October 17, 2024 data cutoff. Thirteen participants were taking concomitant JAK inhibitors. Twenty-two of the evaluable participants were non-transfusion dependent receiving no transfusions (nTD), five were transfusion dependent with one to two transfusions within a 12-week period at baseline (TD Low), and five were transfusion dependent with three to 12 transfusions within a 12-week period at baseline (TD High). DISC-0974 was administered subcutaneously at 14 mg (n=1), 28 mg (n=7), 50 mg (n=12), 75 mg (n=9), or 100 mg (n=6) every four weeks for up to six treatments; patients can remain on continuation treatment after the first six doses. Results demonstrated consistent, substantial decreases in hepcidin reaching >75% from baseline and corresponding increases in serum iron across patients, which translated to increased levels of reticulocyte hemoglobin and hemoglobin, as well as reduced levels of zinc protoporphyrin, a marker of iron-restricted erythropoiesis. 68% of baseline nTD patients achieved a hemoglobin increase of ≥1.5 g/dL during the study period and 50% had sustained mean increases for ≥12 weeks. 100% of TD Low patients achieved a ≥50% reduction in transfusion requirement, and 80% of TD Low patients achieved transfusion independence, defined as no blood transfusions, over a 16-week period. 60% of TD High patients achieved a ≥50% reduction in transfusion requirement, and 40% of evaluable TD High patients achieved transfusion independence over a 12-week period. 54% of patients receiving concomitant JAK inhibitor therapy achieved a major hematologic response.

DISC-0974 Anemia of MF Phase 1b Clinical Trial Results: Pharmacodynamics

DISC-0974 was generally well-tolerated at all evaluated dose levels. Diarrhea was the only adverse event that was considered related to DISC-0974 and reported in two or more subjects. The majority of adverse events were not considered related to DISC-0974.

In December 2024, we initiated RALLY-MF, the open-label Phase 2 portion of this clinical trial to evaluate the safety, tolerability and efficacy of DISC-0974 in patients with anemia of MF. The Phase 2 study design is summarized below.

RALLY-MF Trial Design: Open-Label Phase 2 Clinical Trial of DISC-0974 in Patients with Anemia of MF

*Patients carried over from Phase 1b: nTD n=8, TD (Low + High) n=4

Initial data from the Phase 2 part of this trial was first presented at the ASH annual meeting in December 2025. Of the 47 patients enrolled as of the October 16, 2025 cutoff date, data from 34 evaluable participants were presented. Eighteen of the evaluable participants were taking concomitant JAK inhibitors. Twenty-four of the evaluable participants were non-transfusion dependent receiving no transfusions (nTD), seven were transfusion dependent with one to two transfusions within a 12-week period at baseline (TD Low), and three were transfusion dependent with three to 12 transfusions within a 12-week period at baseline (TD High). DISC-0974 was administered subcutaneously at 50 mg every four weeks for up to six treatments. Initial results demonstrated consistent, substantial decreases in hepcidin reaching >75% from baseline and corresponding increases in serum iron across patients. 63% of baseline nTD patients achieved a hemoglobin increase of ≥1.0 g/dL for ≥12 weeks (an overall response) and 50% had an increase of ≥1.5 g/dL for ≥12 weeks (a major response). 71% of TD Low patients achieved transfusion independence, defined as no blood transfusions, over a 16-week period. 67% of TD High patients with at least 85 days on study achieved a ≥50% reduction in transfusion requirement, and initial data for an additional n=3 TD High patients was trending towards a major response of transfusion independence for ≥12 weeks. 50% of patients receiving concomitant JAK inhibitor therapy achieved a major hematologic response. Dosing with DISC-0974 was associated with improvements in FACIT-Fatigue scores in nTD and TD Low participants.

Initial RALLY-MF Phase 2 Clinical Trial Results: Effects on Hepcidin and Iron Serum, and Hematologic Response

DISC-0974 was generally well-tolerated. Diarrhea and urinary tract infections, neither considered serious, were the only adverse events that were considered related to DISC-0974 and reported in two or more subjects. The majority of adverse events were not considered related to DISC-0974.

We expect to report topline data from our RALLY-MF Phase 2 trial in 2026, which, if positive, are expected to support discussions with regulatory agencies on the potential regulatory path for DISC-0974 in anemia of MF.

Ongoing Phase 2 Clinical Trial in Patients with Anemia of Inflammatory Bowel Disease

We initiated a Phase 2 clinical trial of DISC-0974 in patients with IBD and anemia in the first quarter of 2026. The study design is below. We are also planning exploratory studies in additional patient populations with anemia of chronic disease.

Phase 2 Clinical Trial of DISC-0974 in IBD Patients with Anemia

(a) Randomized controlled schema:

Phase 2 Study Screening N=21 Randomize 2:1 (active:placebo)
DISC-0974 60 mg N=14
Placebo N=7
Predose
Day 1 Dose 1
Day 29 Dose 2
Day 43
Day 57 Dose 3
Day 85 EOS or Continuation (Placebo Participants)

(b) Optional open-label treatment for placebo participants:

DISC-0974 60 mg
Day 85 Dose 1
Day 113 Dose 2
Day 141 Dose 3
EOS Day 169 or 30 days after last dose of DISC-0974

EOS = End of Study

(a) In the randomized controlled portion of the study, 21 participants will be randomized 2:1 (active:placebo) to receive either DISC-0974 60 mg or placebo for 3 doses (at Days 1, 29, and 57).

(b) Placebo participants will have the option to continue to the open-label extension portion of study and will dose on Day 85 at 60 mg of DISC-0974 followed by 2 subsequent doses at Day 113 and Day 141.

Completed Phase 1b Clinical Trial in Patients with Non-Dialysis Dependent Chronic Kidney Disease (NDD-CKD)

In February 2023, we initiated a Phase 1b clinical trial to evaluate the safety, tolerability and efficacy of DISC-0974 in patients with CKD who are not receiving dialysis and are anemic. The study consisted of two parts: a randomized, placebo-controlled, single-ascending dose stage, where a dose level was selected based on optimal increases in serum iron; followed by an expansion stage where patients received multiple doses of DISC-0974 at the selected dose level. The study endpoints include hepcidin levels, serum iron and markers of iron mobilization and measures of anemia benefit such as hemoglobin.

Phase 1b Clinical Trial of DISC-0974 in NDD-CKD Patients with Anemia

Interim data from the SAD portion of this trial were presented in December 2023 and October 2024. Additional data, including data from the multiple dose portion of this trial, were presented in October 2025. In this trial, DISC-0974 was generally well-tolerated and results demonstrated substantial decreases in hepcidin, increases in iron, and improvements in markers of erythropoiesis.

However, meaningful hemoglobin increases were observed in only a subset of patients, which were in part driven by those with higher baseline erythropoietin, or EPO, levels. As such, DISC-0974 demonstrated engagement of mechanism in anemia of NDD-CKD but with variable effects on hemoglobin. We are assessing options for our DISC-0974 NDD-CKD program on the basis of this data.

Our Second Hepcidin Suppression Program: DISC-0998

We are also developing a next-generation, long-acting antibody that targets hepcidin suppression, which efforts include our preclinical product candidate DISC-0998, an anti-HJV monoclonal antibody in-licensed from AbbVie. DISC-0998 is designed to be a highly selective anti-HJV mAb with an adapted Fc region to increase PK half-life. In preclinical studies DISC-0998 demonstrated biological activity, low immunogenicity potential, and desirable PK and PD properties.

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

We are continuing IND-enabling activities for this next-generation hepcidin suppression program.

Our Hepcidin Induction Program

We are also focused on developing product candidates designed to increase hepcidin levels and decrease serum iron levels to address a range of diseases where restricting iron would be beneficial, such as erythrocytosis of PV and diseases of iron overload, including SCD. Our lead hepcidin induction program, DISC-3405, is a monoclonal antibody that is designed to target TMPRSS6. TMPRSS6 proteolytically degrades HJV in liver cells, as shown below. Inhibitors of TMPRSS6 are expected to increase HJV levels and thereby increase the expression of hepcidin. By inhibiting TMPRSS6, our compounds are designed to increase hepcidin production and, in turn, restrict iron availability. We selected TMPRSS6 as our target because the effects of reducing TMPRSS6 levels have been genetically confirmed in both animal knockout studies and in patients with iron-refractory iron deficiency anemia who lack fully functional genes encoding TMPRSS6.

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

Sickle Cell Disease

SCD is an inherited blood disorder caused by mutations in hemoglobin that enable the hemoglobin to form long polymeric chains under certain conditions such as low oxygenation, or deoxygenation. Polymerization of this irregular hemoglobin results in red blood cells taking on a sickle shape, causing them to aggregate and obstruct small blood vessels, as well as hemolyze and release toxic metabolites, which collectively can restrict blood flow to organs resulting in pain, cell death and organ damage. We estimate that the prevalence of SCD is approximately 100,000 individuals in the United States, and greater than three million individuals worldwide. Red blood cell deoxygenation is modulated by several factors, including the levels of 2,3-diphosphoglycerate, or 2,3-DPG, which is found to be elevated in sickle cell patient red blood cells. Current treatment strategies focus on managing and preventing acute red blood cell sickling, and include hydroxyurea, L-glutamine and blood transfusions, as well as recently approved therapies such as Adakveo®, Casgevy®, and Lfygenia®.

Our Solution: DISC-3405 (MWTX-003), an anti-TMPRSS6 monoclonal antibody

In January 2023, we in-licensed MWTX-003 and other related molecules from Mabwell. In the Disc compound catalog, MWTX-003 is named DISC-3405. DISC-3405 is a monoclonal antibody designed to inhibit TMPRSS6, a serine protease that degrades HJV, a receptor required for hepcidin expression. TMPRSS6 plays a critical and specific function in iron metabolism by limiting the production of hepcidin. By inhibiting TMPRSS6, DISC-3405 has been shown in preclinical studies to increase endogenous production of hepcidin and reduce serum iron levels. This mechanism has been validated by human genetics, where patients with mutations in TMPRSS6 develop elevated hepcidin levels and an iron restrictive phenotype. In addition, iron restriction has been recently validated as a potential approach to treat PV. In Phase 2 and Phase 3 clinical trials conducted by a third-party, a peptide hepcidin mimetic administered weekly by subcutaneous injection lowered iron availability and reduced hematocrit in patients with PV, resulting in a substantial reduction in requirements for phlebotomy and improvements in disease symptoms. In SCD, iron depletion has been shown in open-label case series in SCD patients to reduce hemolysis and reduce some SCD complications. The rationale for limiting iron availability for red blood cell production rests in the relationship between sickle hemoglobin concentration inside red blood cells and the tendency for the sickle hemoglobin to polymerize and cause hemolysis, which is an initial step in SCD pathophysiology. By restricting iron availability through hepcidin induction, sickle hemoglobin concentration, and consequently abnormal sickle hemoglobin polymerization and hemolysis, is anticipated to be reduced and potentially lead to improved red blood cell health and fewer clinical complications of SCD. We are initially focused on developing our anti-TMPRSS6 programs as a potential treatment for PV and SCD, with plans to expand development to encompass additional diseases of iron overload and other conditions where restriction of iron would have therapeutic benefit.

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

Completed Phase 1 Clinical Trial

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

DISC-3405 Phase 1 Healthy Volunteers Study: Hepcidin, Iron and Ferritin

DISC-3405 Phase 1 Healthy Volunteers Study: Hematologic Response

DISC-3405 was generally well-tolerated at all evaluated dose levels, with no serious adverse events, no adverse events greater than Grade 2, or adverse events leading to study withdrawal.

RESTORE-PV: Ongoing Phase 2, Open-Label Clinical Trial of DISC-3405 in Participants with PV

In the first half of 2025, we initiated RESTORE-PV, a Phase 2, open-label clinical trial of DISC-3405 in participants with PV. This 52-week study is designed to enroll up to 60 participants with PV from sites in the United States. The aims of the study are to assess safety and tolerability, PK, pharmacodynamics, and therapeutic effect of DISC-3405 on PV disease control as evidenced by phlebotomy requirements. The main efficacy endpoints of the study include proportion of participants achieving therapeutic response, defined as absence of phlebotomy eligibility; number of phlebotomies during the treatment period; and proportion of participants with hematocrit HCT values of less than 45% throughout the study.

RESTORE-PV Phase 2 Clinical Trial Design

We expect to report initial data from our RESTORE-PV trial in the second half of 2026.

Ongoing Phase 1b Clinical Trial of DISC-3405 in Patients with SCD

We also initiated a Phase 1b, open-label clinical trial of DISC-3405 in patients with SCD in October 2025, with initial data expected in the second half of 2026, and plan to explore the role of therapeutic iron restriction in other indications.

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

We obtain supplies of our product candidates from single-source CDMOs on a purchase order basis and do not currently have any long-term supply arrangements in place. While any reduction or halt in supply of our product candidates from these CDMOs could limit our ability to develop our product candidates until we find a qualified replacement CDMO, we have procured or are in the process of procuring sufficient supply to support our ongoing clinical trials. In addition, we believe that we can identify and establish additional CDMOs to provide API and finished drug product without significant disruption to our business or clinical development timelines. As our pipeline programs expand and we build new process efficiencies, we expect to continually evaluate this strategy with the objective of satisfying demand for registration trials and, if approved, the manufacture, sale, and distribution of commercial products.

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

We face competition more specifically from companies that discover, develop, and market therapies for the treatment of hematologic diseases, including porphyrias and anemia associated with inflammatory diseases. There are many other companies, including large biotechnology and pharmaceutical companies, that have commercialized or are developing therapies for the same diseases that we are targeting with our product candidates. These companies include, but are not limited to, Agios Pharmaceuticals, Inc., Akebia Therapeutics, Inc., Amgen, Inc., Astellas Pharma, Inc., Bristol-Myers Squibb Company, FibroGen, Inc., GlaxoSmithKline, plc, Incyte Corporation, Ono Pharmaceuticals, Inc., Keros Therapeutics, Inc., Merck & Co., Inc., Otsuka Pharmaceutical Co., Ltd. and Vifor Pharma AG, among others.

We are developing bitopertin, our lead product candidate in our heme biosynthesis modulation portfolio, for the treatment of EPs. If approved, bitopertin will face competition from melanocortin-1 receptor agonists, including afamelanotide, a subcutaneously implanted therapy that is approved in the U.S. and other territories and marketed as Scenesse by Clinuvel. Dersimelagon, an oral MC1R agonist, recently completed a Phase 3 trial conducted by Mitsubishi Tanabe Pharma Corporation for the treatment of EPP or XLP. Portal Therapeutics, a subsidiary of BridgeBio Pharma, Inc., is currently testing in a first-in-human Phase 1 clinical study in healthy volunteers and a Phase 2a study in adults with EPP, PORT-77, an ABCG2 inhibitor, with a development goal to reduce plasma PPIX in EPP. In addition, there are other potential treatments currently in the discovery stages of development that may become competitors in the future. These therapies include, but are not limited to, gene therapies, heme biosynthesis modulators that target GlyT1 or other enzymes in the heme biosynthesis pathway, and molecules that target porphyrin export.

Bitopertin is a selective inhibitor of GlyT1 that we are developing to treat porphyrias and other hematologic diseases. GlyT1 inhibition has been pursued in the past as an approach to treat schizophrenia. We are aware that Boehringer Ingelheim conducted a Phase 3 clinical study of BI 425809 (iclepertin), a GlyT1 inhibitor, for the improvement of cognition in patients with schizophrenia that failed to meet its primary endpoint. Other companies have also had research programs designed to inhibit GlyT1 as a treatment for schizophrenia, but to our knowledge, all of these have been discontinued at various stages of development. These include PF-03463275 (Pfizer Inc.), LY2365109 (Eli Lilly and Company), ORG25935 (Organon & Co.), ALX5407 (NPS Pharmaceuticals, Inc., now Shire plc), ASP2535 (Astellas Pharma Inc.) and others. We believe bitopertin has an optimal profile for development as a potential treatment for EP. However, we recognize that other companies may choose to develop a novel GlyT1 inhibitor or repurpose an existing one; if successfully developed as a treatment for EPs, such a program would be a potential competitor to bitopertin.

We are also developing DISC-0974, our lead program in our hepcidin suppression portfolio, for the treatment of anemia caused by inflammatory diseases, including MF and IBD. For the treatment of anemia of MF, there are no approved therapies, but several classes of drugs are used off-label, including ESAs, such as Procrit (Janssen Pharmaceuticals, Inc.), Epogen and Aranesp (Amgen, Inc.), and Mircera (Roche), corticosteroids, and androgenic hormones, such as danazol. There are also multiple classes of drugs in development for the treatment of anemia. For example, multiple erythroid maturation agents are in development, such as luspatercept, which recently completed a myelofibrosis Phase 3 trial by Bristol-Myers Squibb, and KER-050, which is in a Phase 2 trial by Keros, Inc. In addition, GlaxoSmithKline has developed Ojaara (momelotinib), a JAK2 kinase inhibitor that lowers hepcidin by inhibiting ALK2 (a kinase that is similar to but less specific than HJV), which was approved to treat myelofibrosis patients with anemia.

For the treatment of anemia of IBD, there are several approved iron therapies, including oral irons such as Accrufer (Shield Therapeutics) and IV irons such as Monoferric (Pharmacosmos Therapeutics) and Injectafer (Daiichi Sankyo). We are not aware of any other products in development for anemia of IBD. Clinical data from IBD-directed therapies show that anemia can sometimes be addressed by decreasing inflammation of the underlying IBD process.

We are developing DISC-3405, an anti-TMPRSS6 monoclonal antibody designed to induce hepcidin production and restrict serum iron levels, with an initial focus on PV and SCD. There are several therapies in development that are also designed to increase hepcidin production or mimic hepcidin activity, such as hepcidin mimetics, TMPRSS6 inhibitors, and ferroportin inhibitors. These are in various stages of development by companies, including Regeneron, Silence Therapeutics plc, Ionis Pharmaceuticals, Inc., Rallybio, Agios Pharmaceuticals, Inc., and CSL Vifor, among others. In particular, rusfertide, an investigational hepcidin mimetic peptide therapeutic for PV, recently completed a Phase 3 clinical trial conducted by Protagonist Therapeutics, Inc. We may also face competition from therapies that are currently marketed or in development that affect pathways unrelated to hepcidin, including growth and differentiation factor-based therapies, cytoreductive therapies, and chemotherapeutic agents, among others. For the treatment of SCD, there are two gene therapy products that were approved in 2023, Casgevy (Vertex Pharmaceuticals) and Lyfgenia (Bluebird Bio). Additionally, hydroxyurea is approved to reduce the frequency of painful crises and reduce the need for blood transfusions in SCD patients with moderate to severe painful crises. Adakveo (Novartis) is approved for the reduction of vasoocclusive crises and Endari (Emmaus Medical Inc) is approved to reduce acute complications of SCD. The competitive pipeline for SCD is crowded with multiple drugs in development.

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

Under the terms of the AbbVie Agreement, we made an initial license payment to AbbVie of $0.6 million. Additionally, we are required to pay certain development milestone payments for each licensed product, which milestone payments are up to $18.0 million in the aggregate, certain commercial milestone payments for each licensed product, which milestone payments are up to $45.0 million in the aggregate, and certain milestone payments based on the level of net sales of all licensed products worldwide, which milestone payments are up to $87.5 million in aggregate. In January 2025, we made a milestone payment of $3.0 million upon the first administration to a patient in the Phase 2 clinical trial of DISC-0974. We are also obligated to pay a royalty on net sales of licensed products at a low-single digit rate. The royalty rates are subject to up to a high first decile percentage reduction for lack of a valid claim on a country-by-country basis. See “Business-Intellectual Property-Iron Homeostasis Portfolio” for additional information concerning the intellectual property related to the AbbVie Agreement.

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

Under the Roche Agreement, we paid Roche an initial license payment of $4.5 million and we are required to pay Roche up to an aggregate of $50.0 million in development and regulatory milestone payments for development and approval in a first indication, up to an aggregate of $35.0 million in development and regulatory milestone payments for development and approval in a second indication. In June 2025, we made a milestone payment of $10.0 million upon the initiation of the first Phase 3 clinical trial with a licensed product in a first indication. The next potential milestone payment is $15.0 million due upon regulatory approval in the United States with a licensed product in a first indication. We will also pay Roche up to an aggregate of $120.0 million based on achievement of certain thresholds for annual net sales of licensed products. We are also obligated to pay a royalty on annual net sales of licensed products at a tiered rate ranging from the high-single digits to the high teens. The royalty rates are subject to a reduction (i) by 25% for lack of a valid claim covering the licensed product generating such sales, and (ii) by 50% for prevalence of generic products (or 25% if there are generic products on the market but there is still a valid claim), in each case on a country-by-country basis. Additionally, royalties are apportioned where licensed compounds are commercialized in combination products.

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

Under the Mabwell Agreement, we paid an upfront payment of $10.0 million in March 2023. In addition, we are required to pay certain development and regulatory milestone payments for the licensed antibody products, for up to three indications, up to a maximum aggregate amount of $127.5 million, as well as certain commercial milestone payments for certain licensed antibody product net sales achievements, up to a maximum aggregate amount of $275.0 million. In October 2023, we made a milestone payment of $5.0 million upon the first administration to a patient in the Phase 1 clinical trial for DISC-3405. In September 2025, we made a milestone payment of $10.0 million upon the first administration to a patient in a Phase 2 clinical trial for DISC-3405. In February 2026, we completed the first administration to a patient in a Phase 1b clinical trial with a licensed product in a second indication which resulted in milestone payable of $5.0 million. We are further obligated to pay a tiered percentage of revenue that we receive from our sublicensees (excluding revenue that is attributable to net sales on which royalty payments are due), ranging from a low third decile percentage if the sublicense is granted prior to the initiation of a Phase 1 clinical trial of the licensed antibody product, to a low first decile percentage if the sublicense is granted after regulatory approval of the licensed antibody product. No sublicense revenue is due if the sublicense is granted after the first commercial sale of the licensed antibody product.

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

We plan to continue to expand our intellectual property estate by filing patent applications directed to pharmaceutical compositions, methods of treatment, methods of manufacture or new inventions identified from our ongoing development of our product candidates, which include both small molecule and biologic products, such as antibodies. Our success will depend on our ability to obtain and maintain patent and other proprietary protection for commercially important technology, inventions and know-how related to our business, defend and enforce any patents that we may obtain, preserve the confidentiality of our trade secrets and operate without infringing the valid and enforceable patents and proprietary rights of third parties.

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

Patent Portfolio

Our patent portfolio includes patents and patent applications in the United States and selected jurisdictions outside of the United States. As of February 1, 2026, our patent portfolio in total consisted of 17 issued U.S. patents and 145 issued patents in foreign jurisdictions (e.g., Australia, China, United Kingdom, Germany, Mexico, Japan, and others), six PCT applications, 182 pending non-provisional applications (U.S., EP and other jurisdictions), and seven pending U.S. provisional applications, which include claims directed to compositions and methods of use.

The patent portfolio includes patents and applications with claims related to the following programs:

Heme Biosynthesis Modulation Portfolio - GlyT1 Inhibition - Bitopertin

With regard to our heme biosynthesis modulation program, we own eight pending patent families directed to GlyT1 inhibitors (e.g., bitopertin) and various methods of treatment and use claims related, but not limited to EPP, XLP, CEP, DBA, PV, and hepatic porphyrias. Patents and pending applications directed to GlyT1 inhibitors (e.g., bitopertin) and methods of making and using them are expected to expire between 2041 and 2045, without accounting for any potential terminal disclaimers, available patent term adjustments or extensions. In particular, our first and second families are directed to methods of treating EPP, XLP, and CEP with bitopertin and related compounds, and solid forms of bitopertin, and these families, upon grant, will have a twenty-year statutory expiration date of 2041 and 2042, respectively. The first family has entered the national phase in the U.S. Australia, Canada, China, Europe, Japan, and Korea. One U.S patent has granted from the first patent family and is directed to methods of treating EPP or XLP with bitopertin. This patent is expected to expire in 2042, without accounting for any potential terminal disclaimers or available extensions. The second family has entered the national phase in the U.S., Australia, Canada, China, Europe, and Japan. Our third family is directed to methods of treating polycythemias, including PV, with bitopertin and related compounds, and this family, upon grant, will have a twenty-year statutory expiration date of 2042, without accounting for any potential terminal disclaimers, available patent term adjustments or extensions. The third patent family has entered the national phase in the U.S. Australia, Brazil, Canada, China, Europe, Israel, Japan, Korea, and Mexico. Our fourth family is directed to methods of treating anemia associated with a ribosomal disorder (e.g., DBA) with bitopertin and related compounds, and this family, upon grant, will have a twenty-year statutory expiration date of 2042, without accounting for any potential terminal disclaimers, available patent term adjustments or extensions. The fourth patent family has entered the national phase in the U.S. Australia, Brazil, Canada, China, Europe, Israel, Japan, Korea, and Mexico. Our fifth family is directed to methods of treating hepatic porphyrias with bitopertin and related compounds, and this family, upon grant, will have a twenty-year statutory expiration date of 2043, without accounting for any potential terminal disclaimers, available patent term adjustments or extensions. The fifth patent family has entered the national phase in the U.S., Australia, Brazil, Canada, China, Europe, Israel, Japan, Korea, and Mexico. Our sixth family is directed to methods of treating EPP, XLP, and CEP with additional GlyT1 inhibitors, and this family, upon grant, will have a twenty-year statutory expiration date of 2042, without accounting for any potential terminal disclaimers, available patent term adjustments or extensions. The sixth patent family has entered the national phase in the U.S. Australia, Canada, China, Europe, and Japan. Our remaining two patent families are all directed to GlyT1 inhibitors (e.g., bitopertin) and methods of treating various disorders and conditions. These two patent families, upon grant, will have a twenty-year statutory expiration date from 2044 to 2045. We have also in-licensed multiple patent families from F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. comprising seven issued U.S. patents and additional granted patents in the following jurisdictions: Algeria, Australia, Austria, Belgium, Brazil, Bulgaria, Canada, Chile, China, Croatia, Cyprus, Czech Republic, Denmark, Estonia, European Patent Convention, Finland, France, Germany, Great Britain, Greece, Gulf Cooperation Council, Hong Kong, Hungary, Indonesia, Ireland, Israel, Italy, Japan, Latvia, Lithuania, Luxembourg, Malaysia, Malta, Mexico, Monaco, Morocco, Netherlands, New Zealand, Norway, Philippines, Poland, Portugal, Republic of Korea, Republic of Serbia, Romania, Russian Federation, Singapore, Slovak Republic, Slovenia, South Africa, Spain, Sweden, Switzerland, Taiwan, Thailand, Turkey, Ukraine, and Vietnam. Patents and pending applications directed to bitopertin, synthetic intermediates, synthetic methods, synthetic processes of making bitopertin, treatment of hematologic disorders characterized by elevated cellular hemoglobin, and crystalline forms of bitopertin are expected to expire between 2026 and 2035, without accounting for any potential terminal disclaimers. In particular, the first family is directed to composition of matter of bitopertin and processes of preparation. This family has an issued patent in the U.S. that expires in 2026. The second family is directed to processes of preparation of bitopertin, and this family has a twenty-year statutory expiration date of 2028. This family has issued patents in the U.S. and the following jurisdictions: Australia, Austria, Belgium, Brazil, Canada, China, European Patent Convention, Finland, France, Germany, Great Britain, Hungary, Ireland, Israel, Italy, Japan, Mexico, Netherlands, Republic of Korea, Spain, Sweden, and Switzerland. The third and fourth families are directed to synthetic processes for synthetic intermediates, and these families have twenty-year statutory expiration dates of 2026 and 2027, respectively. These families each have issued patents in the U.S. and the following jurisdictions: China, European Patent Convention, France, Germany, Great Britain, Japan, and Switzerland. The fifth family is directed to methods of treating hematological disorders characterized by elevated cellular hemoglobin levels with bitopertin, and this family has a twenty-year statutory expiration date of 2035. This family has issued patents in the U.S. and the following jurisdictions: Algeria, China, Croatia, Cyprus, European Patent Convention, France, Germany, Great Britain, Greece, Hong Kong, Indonesia, Italy, Japan, Malaysia, Morocco, Philippines, Portugal, Republic of Korea, Republic of Serbia, Slovenia, South Africa, Spain, Switzerland, and Turkey. The sixth family is directed composition of matter of additional GlyT1 inhibitors, and this family has a twenty-year statutory expiration date of 2026. This family has issued patents in the U.S. and the following jurisdictions: China, European Patent Convention, France, Germany, Great Britain, Hong Kong, Japan, and Switzerland. The seventh family is directed to crystalline forms of bitopertin, and this family has a twenty-year statutory expiration date of 2027. This family has issued patents in the following jurisdictions: Australia, Austria, Belgium, Brazil, Bulgaria, Chile, Croatia, Cyprus, Czech Republic, Denmark, Estonia, European Patent Convention, Finland, France, Germany, Great Britain, Greece, Gulf Cooperation Council, Hungary, Indonesia, Ireland, Italy, Japan, Latvia, Lithuania, Luxembourg, Malaysia, Malta, Mexico, Monaco, Morocco, Netherlands, New Zealand, Norway, Philippines, Poland, Portugal, Republic of Korea, Republic of Serbia, Romania, Russian Federation, Singapore, Slovak Republic, Slovenia, South Africa, Spain, Sweden, Switzerland, Taiwan, Turkey, Ukraine, and Vietnam.

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

Iron Homeostasis Portfolio – Hepcidin Suppression – DISC-0974 and DISC-0998

With regard to our iron homeostasis portfolio, including our DISC-0974 and DISC-0998 programs, we own eleven patent families, including one PCT patent application that has entered the national phase in Australia, Canada, China, Europe, Hong Kong, Israel, Japan, Korea, and United States, one PCT patent application that has entered the national phase in Europe, and United States, one PCT patent application that has entered the national phase in Australia, Canada, China, Europe, Hong Kong, Israel, Japan, Korea, and United States, one PCT patent application that has entered the national phase in Australia, Brazil, Canada, China, Europe, Hong Kong, Israel, India, Japan, Korea, Mexico, New Zealand, Singapore, and United States, one PCT patent application that has entered the national phase in Australia, Brazil, Canada, China, Europe, Hong Kong, Japan, Korea, Mexico, and United States, one PCT patent application that has entered the national phase in Australia, Brazil, Canada, China, Europe, Hong Kong, Japan, Korea, Mexico, and United States, three pending PCT patent applications, and two pending U.S. provisional applications. These patent families contain claims directed at composition of matter, method of treatment and use claims related to our initial indications, anemia of myelofibrosis and chronic kidney disease as well as other indications, e.g., anemia of inflammatory bowel disease and other anemias of chronic disease involving iron restriction from elevated hepcidin. Patents issuing from these applications are expected to expire between 2040 and 2046 without accounting for any potential terminal disclaimers, available patent term adjustments or extensions. Further, several of the above owned patent applications within our iron homeostasis portfolio are Joint Patents according to the AbbVie Agreement, whereby we own the patent applications and any patents granted thereon jointly with AbbVie, and we hold an exclusive license to AbbVie’s interest in the patent applications and any patents granted thereon pursuant to the AbbVie Agreement.

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

Iron Homeostasis Portfolio – Hepcidin Induction – MWTX-001, MWTX-002, and DISC-3405 (formerly MWTX-003)

With regard to our TMPRSS6 inhibitor program, we in-license a patent family from Mabwell comprised of nine pending non-provisional applications in Australia, Canada, Europe, India, Japan, Korea, and United States; and a patent family consisting of pending non-provisional applications in Australia, Brazil, Canada, China, Europe, Japan, Korea, Mexico, and United States. These in-licensed patent applications include composition of matter claims to antibodies designed to inhibit TMPRSS6, including MWTX-001, MWTX-002, and DISC-3405, as well as method of treatment and use claims related to diseases of iron metabolism (e.g., PV). Two U.S patents have been granted from the in-licensed patent family and are directed to the DISC-3405 TMPRSS antibody. These patents are expected to expire in 2041, without accounting for any potential terminal disclaimers, available patent term adjustments or extensions. We also own four patent families in our iron homeostasis portfolio. The first patent family is directed to methods of treatment claims related to diseases of iron metabolism, and this patent family consists of nine pending non-provisional applications in Australia, Brazil, Canada, China, Europe, Japan, Korea, Mexico, and United States. This application, upon grant, will have a twenty-year statutory expiration date of 2044, without accounting for any potential terminal disclaimers, available patent term adjustments or extensions. The second patent family includes one pending PCT directed to TMPRSS6 antibody formulations. This application, upon grant, will have a twenty-year statutory expiration date of 2045, without accounting for any potential terminal disclaimers, available patent term adjustments or extensions. The third patent family includes one US provisional application directed to method of treatment claims related to dietary iron absorption. This application, upon grant, will have a twenty-year statutory expiration date of 2046, without accounting for any potential terminal disclaimers, available patent term adjustments, or extensions. The fourth patent family includes one US provisional application directed to method of treatment claims related to SCD. This application, upon grant, will have a twenty-year statutory expiration date of 2046, without accounting for any potential terminal disclaimers, available patent term adjustments, or extensions. Further, several of the above owned patent applications within our iron homeostasis portfolio and any patents granted thereon are jointly owned by us and Mabwell, and we hold an exclusive license to Mabwell’s interest in the patent applications and any patents granted thereon pursuant to the Mabwell Agreement.

We also own a fifth patent family comprising five patents in Australia, China, Europe, India, and Japan and three pending non-provisional applications in United States, Japan, and Canada, and a sixth and seventh patent family each comprising one non-provisional application in the U.S. These patent families are directed to other compounds that inhibit TMPRSS6 and methods of using the same. Any patents that issue on the non-provisional applications in the first family are expected to expire in 2039, without accounting for any potential terminal disclaimers, available patent term adjustments or extensions. Any patents that issue from the non-provisional application in the second or third families are expected to expire in 2041 and 2044, respectively, without accounting for any potential terminal disclaimers, available patent term adjustments or extensions.

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

In the United States, the FDA regulates drug products under the Federal Food, Drug, and Cosmetic Act, or FD&C Act, and biologics under the FD&C Act and the Public Health Service Act, or PHSA, as amended, and their implementing regulations. Both drugs and biologics are also subject to other federal, state and local statutes and regulations. We believe that bitopertin, which is a small molecule, will be regulated by the FDA as a drug product, and that DISC-0974, DISC-0998 and DISC-3405, which are monoclonal antibodies, will be regulated by FDA as biologic products. If we fail to comply with applicable FDA or other requirements at any time with respect to product development, clinical testing, approval or any other regulatory requirements relating to product manufacture, processing, handling, storage, quality control, safety, marketing, advertising, promotion, packaging, labeling, export, import, distribution, or sale, we may become subject to administrative or judicial sanctions or other legal consequences. These sanctions or consequences could include, among other things, the FDA’s refusal to approve pending applications, issuance of clinical holds for ongoing studies, suspension or revocation of approved applications, warning or untitled letters, product withdrawals or recalls, product seizures, relabeling or repackaging, total or partial suspensions of manufacturing or distribution, injunctions, fines, civil penalties or criminal prosecution.

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
•
Phase 3 - Phase 3 clinical trials typically involve administration of the investigational product to an expanded patient population to further evaluate dosage, to provide statistically significant evidence of clinical efficacy and to further test for safety, generally at multiple geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the investigational product and to provide an adequate basis for product approval and physician labeling. Historically, two adequate and well-controlled Phase 3 trials have generally been required by the FDA for approval of an NDA or BLA. However, more recently, the FDA indicated that one adequate and well-controlled Phase 3 trial, combined with confirmatory evidence, may serve as the basis of marketing authorization of novel products.

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

U.S. Marketing Approval for Drugs and Biologics

Assuming successful completion of the required clinical testing, the results of the preclinical studies and clinical trials, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA or BLA requesting approval to market the product for one or more indications. An NDA is a request for approval to market a new drug for one or more specified indications and must contain proof of the drug’s safety and efficacy for the requested indications. A BLA is a request for approval to market a new biologic for one or more specified indications and must contain proof of the biologic’s safety, purity and potency for the requested indications. The marketing application is required to include both negative and ambiguous results of preclinical studies and clinical trials, as well as positive findings. Data may come from company-sponsored clinical trials intended to test the safety and efficacy of a product’s use or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and efficacy of the investigational drug, or the safety, purity and potency of the investigational biologic, to the satisfaction of the FDA. FDA must approve an NDA or BLA before a drug or biologic may be marketed in the United States. The FDA reviews all submitted NDAs and BLAs to ensure they are sufficiently complete to permit substantive review before it accepts them for filing and may request additional information rather than accepting the NDA or BLA for filing. The FDA must make a decision on accepting an NDA or BLA for filing within 60 days of receipt, and such decision could include a refusal to file by the FDA. Once the submission is accepted for filing, the FDA begins an in-depth substantive review of the NDA or BLA. The FDA reviews an NDA or BLA to determine, among other things, whether the product is safe and effective for the indications sought and whether the facility in which it is manufactured, processed, packaged or held meets standards, including cGMP requirements, designed to assure and preserve the product’s continued identity, strength, quality and purity. Under the goals and policies agreed to by the FDA under the Prescription Drug User Fee Act, or PDUFA, the FDA targets ten months, from the filing date, in which to complete its initial review of a new molecular entity NDA or BLA and respond to the applicant, and six months from the filing date of a new molecular entity NDA or BLA for priority review. The FDA does not always meet its PDUFA goal dates for standard or priority NDAs or BLAs, and the review process is often extended by FDA requests for additional information or clarification.

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

Rare Pediatric Disease Designation and Priority Review Vouchers

Under the FD&C Act, the FDA incentivizes the development of products that meet the definition of a “rare pediatric disease,” defined to mean a serious or life-threatening disease in which the serious or life-threatening manifestations primarily affect individuals aged from birth to 18 years and the disease affects fewer than 200,000 individuals in the United States or affects 200,000 or more in the United States and for which there is no reasonable expectation that the cost of developing and making in the United States a drug for such disease or condition will be recovered from sales in the United States of such drug. The sponsor of a product candidate for a rare pediatric disease may be eligible for a voucher that can be used to obtain a priority review for a subsequent human drug application after the date of approval of the rare pediatric disease drug product, referred to as a priority review voucher, or PRV. A sponsor may request rare pediatric disease designation from the FDA prior to the submission of its NDA or BLA. A rare pediatric disease designation does not guarantee that a sponsor will receive a PRV upon approval of its NDA or BLA. Moreover, a sponsor who chooses not to submit a rare pediatric disease designation request may nonetheless receive a PRV upon approval of its marketing application if it requests such a voucher in its original marketing application and meets all of the eligibility criteria. If a PRV is received, it may be sold or transferred an unlimited number of times. Under current statutory provisions, after September 30, 2029, the FDA may not award any rare pediatric disease priority review vouchers, although the FDA's authority to do so could be extended by Congress in the future.

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

Other U.S. Healthcare Laws

We are subject to various federal and state laws targeting fraud and abuse in the healthcare industry. These laws may impact, among other things, our sales and marketing programs. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our operations include:

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

Current and Future U.S. Healthcare Reform Measures

Payors, whether domestic or foreign, or governmental or private, are developing increasingly sophisticated methods of controlling healthcare costs and those methods are not always specifically adapted for new technologies such as gene therapy and therapies addressing rare diseases such as those we are developing. In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our products profitably. In particular, the ACA, among other things, subjected biologic products to potential competition by lower-cost biosimilars; increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program; extended the Medicaid Drug Rebate program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations; subjected manufacturers to new annual fees and taxes for certain branded prescription drugs; created a Medicare Part D coverage gap discount program, under which manufacturers were required to agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D (later revised by the Inflation Reduction Act); and provided incentives to programs that increase the federal government’s comparative effectiveness research.

There has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. Both the current administration and Congress have indicated that they will continue to seek new legislative and executive measures to control drug costs.

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

With respect to drug pricing reforms proposed by the current administration, CMS released two proposed rules on December 19, 2025 that would introduce most-favored-nation pricing principles into Medicare drug reimbursement. The first proposal, the Global Benchmark for Efficient Drug Pricing Model, for Medicare Part B, would require manufacturers of specified single source drugs and sole source biologics to pay incremental rebates based on international benchmark prices, with participation triggered for products meeting certain spending and eligibility criteria established by CMS. The second proposal, the Guarding U.S. Medicare Against Rising Drug Costs model for Medicare Part D, would similarly mandate manufacturer rebates for qualifying sole source drugs where the Medicare net price exceeds a most-favored-nation benchmark derived from international reference pricing methodologies. As proposed, Global Benchmark for Efficient Drug Pricing Model would begin a five-year performance period on October 1, 2026 and the Guarding U.S. Medicare Against Rising Drug Costs would begin its performance period in 2027. These proposals are likely to face legal challenges that could delay or modify their implementation. Separately, in November 2025, CMS introduced the GENErating cost Reductions fOr U.S. Medicaid, or GENEROUS Model, a voluntary most-favored-nation-based framework for manufacturers participating in the Medicaid Drug Rebate Program. While participation is optional, the GENEROUS Model could nonetheless influence manufacturer pricing strategies and the broader drug pricing landscape.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, the U.S. American Rescue Plan Act of 2021 eliminated the statutory Medicaid drug rebate cap, previously set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, starting January 1, 2024. Due to the Statutory Pay-As-You-Go Act of 2010, estimated budget deficit increases resulting from the American Rescue Plan Act of 2021, and subsequent legislation, Medicare payments to providers will be further reduced starting in 2025 absent further legislation. Further, the U.S. Budget Control Act of 2011, included aggregate reductions of Medicare payments to providers of 2% per fiscal year that will remain in effect through 2031. The U.S. American Taxpayer Relief Act of 2012 further reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws and regulations may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

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

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services.

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

Employees and Human Capital Resources

As of December 31, 2025, we had 155 full-time employees, including 45 who hold Ph.D. or M.D. degrees, and no part-time employees. Of the full-time employees, 99 employees are engaged in research and development and 56 employees are engaged in management or selling, general and administrative activities. None of our employees are subject to a collective bargaining agreement or represented by a trade or labor union. We consider our relationship with our employees to be good.

Our human capital objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards and cash-based performance bonus awards.

Facilities

Our principal office is located at 321 Arsenal Street, Suite 101, Watertown, MA 02472, where we lease and sublease a total of approximately 16,847 square feet of office space. Our sublease expires in November 2026 and our lease expires in December 2029. Upon expiration of the sublease, we will lease the same space through December 2029 pursuant to an existing agreement. We believe that these facilities will be adequate for our near-term needs. If required, we believe that suitable additional or substitute space will be available in the future on commercially reasonable terms to accommodate any such expansion of our operations.

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

We commenced operations in 2017 and are a clinical-stage biopharmaceutical company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. Since our inception in October 2017, we have devoted substantially all of our efforts to organizing and staffing our company, business planning, capital raising, establishing and maintaining our intellectual property portfolio, building our pipeline of product candidates, conducting drug discovery activities, undertaking preclinical studies, conducting clinical trials, preparing for the potential commercialization of bitopertin, if approved, and providing general and administrative support for these operations. We have not yet demonstrated our ability to successfully develop any product candidate, obtain regulatory approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing products.

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

Our net losses were $212.2 million, $109.4 million and $76.4 million for the years ended December 31, 2025, 2024 and 2023, respectively. We had an accumulated deficit of $510.2 million as of December 31, 2025. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations. We expect our research and development expenses to continue to increase significantly in connection with the commencement and continuation of clinical trials of our product candidates. In addition, if we obtain regulatory approval for our product candidates, we will incur significant sales, marketing and manufacturing expenses. We also will continue to incur additional costs associated with operating as a public company and expect to continue to incur significant and increasing operating losses over the next several years and for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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
•
the changing and volatile U.S. and global economic environments; and
•
future accounting pronouncements or changes in our accounting policies.

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
•
obtain and maintain healthcare coverage and adequate reimbursement, if and when our product candidates are approved;
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

The development of pharmaceutical products is capital-intensive. We are currently advancing our hematologic disease programs through preclinical and clinical development. We expect our expenses to significantly increase in connection with our ongoing activities, particularly as we continue the research and development of, initiate and complete clinical trials of, and seek regulatory approval for, our product candidates. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. We may also need to raise additional funds sooner if we choose to pursue additional indications and/or geographies for our current or future product candidates or otherwise expand more rapidly than presently anticipated. Furthermore, we expect to continue to incur costs associated with operating as a public company. Accordingly, we may need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we may be forced to delay, reduce or eliminate certain of our research and development programs or future commercialization efforts.

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
•
the terms of agreements with third-party manufacturers for supply of product candidate components for our clinical trials;
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

We currently have only three product candidates in clinical development, none of which has yet progressed through a completed Phase 3 clinical trial. As such, we have not yet demonstrated our ability to successfully complete large-scale, pivotal clinical trials, obtain regulatory approvals, manufacture a commercial scale product or arrange for a third party to do so on our behalf or conduct sales and marketing activities necessary for successful commercialization. The majority of our programs are still in preclinical and early to mid-stage clinical development. Our clinical programs may not advance to the next stage of clinical development, and our preclinical programs may never advance to clinical development or through clinical development, as applicable. We may not initiate any clinical trial of our product candidates until we have submitted an IND to the FDA or comparable submissions with equivalent regulatory authorities and received regulatory clearance. We may not be able to submit INDs or other regulatory filings for any of our product candidates on the timelines we expect, if at all. For example, we may experience manufacturing delays or other delays with IND-enabling studies. Moreover, we cannot be sure that submission of regulatory filings with the FDA or other regulatory authorities will result in such regulatory authorities allowing clinical trials to begin on a timely basis or at all, or that, once begun, such trials will be completed on schedule, if at all, or that issues will not arise that require us to revise, postpone, suspend or terminate our clinical trials. For example, we filed an IND in April 2022 with the FDA to initiate the AURORA Phase 2 trial of bitopertin in EPP patients, but the FDA initially placed the initiation of this trial on clinical hold; we received clearance to initiate the study in July 2022 after the study design was finalized with the FDA, and we initiated the study in October 2022. Commencing any of our clinical trials is subject to finalizing the trial design based on discussions with the FDA and other regulatory authorities. Any guidance we receive from the FDA or other regulatory authorities is subject to change. The outcomes of our interactions with these regulatory authorities, including interactions critical to successfully advancing through the different phases of clinical development, such as end-of-phase 2 meetings with the FDA, may be difficult to predict ahead of time. In particular, regulatory authorities could change their position, including on the acceptability of our trial designs or the clinical endpoints selected, which may require us to complete additional clinical trials or result in the composition of stricter approval conditions than currently expected. Our ability to successfully advance from preclinical studies through the different phases of clinical development is therefore subject to significant uncertainty. Successful completion of our clinical trials is a prerequisite to submitting an NDA or a BLA to the FDA, a Marketing Authorisation Application, or MAA, to the European Medicines Agency, or EMA, or other marketing applications to regulatory authorities in other jurisdictions, for each product candidate and, consequently, the regulatory approval of each product candidate.

A single well-controlled clinical trial may not be sufficient for approval. Historically, the FDA has generally required two well-controlled clinical trials to support registration of a new drug or biologic, although exceptions have been made in cases of a severe disease with few treatment options, and in principle this exception may appear applicable to many of the diseases that we seek to treat, such as EPP, XLP, anemia of MF, DBA and others. More recently, the FDA has indicated that its default position will be that one well-controlled clinical trial, combined with confirmatory evidence, will serve as the basis of marketing authorization of novel products. Nonetheless, the FDA and other regulators may always require additional clinical trials to support regulatory approval.

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

Clinical development involves a lengthy and expensive process, with an uncertain outcome.

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

In May 2021, we entered into a license agreement with Roche, or the Roche Agreement, pursuant to which, among other things, Roche granted us an exclusive and sublicensable (subject to Roche’s consent, except with respect to affiliates) worldwide license under certain of Roche’s patent rights and know-how to develop and commercialize bitopertin. Although bitopertin was originally evaluated by Roche in over 4,000 individuals, Roche did not evaluate bitopertin in EPP or XLP, so the safety data generated from Roche’s clinical trials of bitopertin may not be predictive or indicative of the results of our clinical trials. We may face similar challenges with respect to our other product candidates, for which preclinical results or prior clinical trial results may not be indicative or predictive of future clinical trial results.

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

Even if the FDA does find our clinical trial success criteria to be sufficiently supported and clinically meaningful at the time, we may not achieve the pre-specified endpoint to a degree of statistical significance in any pivotal or other clinical trials we may conduct for our product candidates. Further, even if we do achieve the pre-specified criteria, our trials may produce results that are unpredictable or inconsistent with the results of the more traditional efficacy endpoints in the trial. For example, in the Complete Response Letter, or CRL, that the FDA issued in February 2026 with respect to our NDA for accelerated approval of bitopertin in EPP and XLP, the FDA agreed that clinical data from our AURORA and BEACON clinical trials provided sufficient evidence that bitopertin significantly lowers whole blood metal-free PPIX, but concluded that the trials did not show evidence of association between percent change in PPIX and sunlight exposure-based endpoints as measured in the trials. As such, the FDA determined that there is uncertainty regarding whether bitopertin’s effect on PPIX is reasonably likely to predict clinical benefit, despite the strong mechanistic and biological plausibility supporting the use of the PPIX biomarker in protoporphyria. As a result, the FDA did not approve our NDA and indicated instead that we would need to provide evidence of clinical benefit from an additional trial, such as our ongoing APOLLO trial, to support a potential traditional approval. The FDA also could change its view or give overriding weight to other efficacy endpoints over a primary endpoint, even if we achieve statistically significant results on that primary endpoint, if for example we do not do so on our secondary efficacy endpoints. The FDA also weighs the benefits of a product candidate against its risks and the FDA may view the efficacy results in the context of safety as not being supportive of approval. Other regulatory authorities in Europe and other countries may make similar findings with respect to these endpoints.

Interim, top-line, initial and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to confirmation, audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose interim, top-line, initial or preliminary data from our clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data. For example, we announced initial data from our RALLY-MF Phase 2 DISC-0974 trial in patients with anemia of MF in December 2025. We also may make assumptions, estimations, calculations and conclusions as part of our analyses of data, and may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the interim, top-line, initial or preliminary results that we report may differ from future results of the same trials, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Interim, top-line, initial and preliminary data from clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Interim, top-line, initial and preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the interim, top-line, initial or preliminary data we previously published. As a result, interim, top-line, initial and preliminary data should be viewed with caution until the final data are available. Adverse differences between interim, top-line, initial or preliminary data and final data could significantly harm our business prospects and may cause the price of our common stock to fluctuate or decline.

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

Any results from early preclinical studies and clinical trials of bitopertin, DISC-0974, DISC-0998, DISC-3405 or our other product candidates or programs may not necessarily be predictive of the results from later preclinical studies and clinical trials. For example, we previously announced positive data from our Phase 2 BEACON and AURORA clinical trials of bitopertin in patients with EPP, but there can be no assurance that our Phase 3 APOLLO clinical trial of bitopertin in patients with EPP will be successful or that the results of our APOLLO clinical trial will support a traditional approval of bitopertin for EPP. In addition, we previously announced positive initial data from our RALLY-MF Phase 2 clinical trial of DISC-0974 in patients with anemia of MF. However, there can be no assurance that DISC-0974 will achieve the desired effects in this indication. Further, we announced positive results from a Phase 1 clinical trial of DISC-3405 in healthy adult volunteers in December 2024 and June 2025, which may not be indicative or predictive of future clinical trial results. Similarly, even if we are able to complete our planned preclinical studies and clinical trials of our product candidates according to our current development timeline, the results from such preclinical studies and clinical trials of our product candidates may not be replicated in subsequent preclinical studies or clinical trial results.

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

Before obtaining regulatory approvals for the commercial sale of any products, we must demonstrate through lengthy, complex and expensive preclinical studies and clinical trials that our product candidates regulated as drugs are safe and effective and our product candidates regulated as biologics are safe, pure and potent for use in each target indication. Clinical testing is expensive and can take many years to complete, and outcomes are inherently uncertain. Failure can occur at any time during the clinical trial process. Because the majority of our programs and product candidates are in an early or intermediate stage of development, there is a high risk of failure, and we may never succeed in developing any marketable products. There is typically an extremely high rate of attrition from the failure of product candidates proceeding through clinical trials. Product candidates in later stages of clinical trials also may fail to show the desired safety and efficacy profile despite having progressed through preclinical studies and initial clinical trials. For example, Roche had previously developed bitopertin as a potential therapy for certain symptoms of schizophrenia and obsessive-compulsive disorder, but discontinued the program for lack of efficacy in those indications after completing over 30 clinical trials in over 4,000 individuals. If the results of our ongoing or future preclinical studies and clinical trials are inconclusive with respect to the safety and efficacy of our programs and product candidates, if we do not meet the clinical endpoints with statistical and clinically meaningful significance, or if there are safety concerns associated with our product candidates, we may be prevented from, or delayed in, obtaining regulatory approval for such product candidates. In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the clinical trial protocols and the rate of dropout among clinical trial participants. Results of our trials could reveal a high and unacceptable severity and prevalence of side effects. In such an event, our trials could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims.

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

As is the case with many treatments for hematologic and rare diseases, it is likely that there may be side effects associated with the use of our product candidates. If significant adverse events or other side effects are observed in any of our current or future clinical trials, we may have difficulty recruiting patients to our clinical trials, patients may drop out of our trials, or we may be required to abandon the trials or development efforts of one or more product candidates altogether. We, the FDA or other applicable regulatory authorities, or an IRB may suspend or terminate clinical trials of a product candidate at any time for various reasons, including a belief that subjects in such trials are being exposed to unacceptable health risks or adverse side effects. Further, undesirable side effects in one of our clinical trials for a product candidate in one indication could adversely affect enrollment in clinical trials, regulatory approval and commercialization of such product candidate in other indications. Even if the side effects do not preclude the product from obtaining or maintaining regulatory approval, undesirable side effects may inhibit market acceptance of the approved product due to its tolerability versus other therapies. Any of these developments could materially harm our business, operating results, financial condition and prospects.

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

We have conducted and are currently conducting clinical trials for bitopertin, and may in the future conduct additional clinical trials of our product candidates, outside the United States, and the FDA and comparable foreign regulatory authorities may not accept data from such trials.

We conducted BEACON, our Phase 2 open-label, parallel-dose clinical trial of bitopertin in EPP and XLP patients, at sites in Australia. All participants who completed BEACON were eligible to participate in HELIOS, an open-label, long-term extension study of bitopertin in EPP and XLP patients, that we are also conducting in Australia. We are also conducting APOLLO, a Phase 3, randomized, double-blind, placebo-controlled clinical trial of bitopertin in EPP and XLP patients, in Canada, Europe and Australia, as well as the United States. We may in the future choose to conduct additional clinical trials of our product candidates outside the United States, including in Europe, Australia, or other foreign jurisdictions. The acceptance of trial data from clinical trials conducted outside the United States by the FDA may be subject to certain conditions. In cases where data from clinical trials conducted outside the United States are intended to serve as the sole basis for regulatory approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the United States population and United States medical practices, (ii) the trials were performed by clinical investigators of recognized competence and (iii) the data may be considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory bodies have similar approval requirements. In addition, such foreign trials will be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority, will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our product candidates not receiving regulatory approval or clearance for commercialization in the applicable jurisdiction.

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

The process of obtaining regulatory approvals, both in the United States and abroad, is expensive and often takes many years. If the FDA or a comparable foreign regulatory authority requires that we perform additional preclinical studies or clinical trials, approval may be delayed, if obtained at all. The length of such a delay varies substantially based upon a variety of factors, including the type, complexity and novelty of the product candidate involved. Changes in regulatory approval policies during the development period, changes in or enactment of additional statutes or regulations, or changes in regulatory review policies for each submitted NDA, BLA, or equivalent application types, may cause delays in the approval or rejection of an application. The FDA and comparable foreign regulatory authorities have substantial discretion in the approval process and may refuse to accept any application for review. Even if the FDA or a comparable foreign regulatory authority accepts an application for review, we can provide no assurance that an accepted application will ultimately result in an approval. Any guidance we receive from the FDA or other comparable regulatory authorities during the development or marketing application review processes is subject to change. As such, the outcomes of our interactions with such regulatory authorities during such review processes, such as pre-NDA or Type A meetings with the FDA, and the ultimate approval decision, are subject to significant uncertainty. Among other things, the FDA or a comparable foreign regulatory authority may decide that our data is insufficient for approval and require additional preclinical, clinical or other studies. Our product candidates could be delayed in receiving, or fail to receive, regulatory approval for many reasons, including the following:

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

For example, we submitted an NDA for accelerated approval of bitopertin in EPP and XLP in the United States in September 2025. In February 2026, the FDA issued a CRL. Although the FDA agreed that clinical data from our AURORA and BEACON clinical trials provided sufficient evidence that bitopertin significantly lowers whole blood metal-free PPIX, the FDA concluded that the trials did not show evidence of association between percent change in PPIX and sunlight exposure-based endpoints as measured in the trials. As such, the FDA determined that there is uncertainty regarding whether bitopertin’s effect in PPIX is reasonably likely to predict clinical benefit despite the strong mechanistic and biological plausibility supporting the use of the PPIX biomarker in protoporphyria. As a result, the FDA did not approve our NDA and indicated instead that we would need to provide evidence of a clinical benefit from an additional clinical trial, such as our ongoing APOLLO trial, to support a potential traditional approval.

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

The incidence and prevalence for the target patient populations of our programs and product candidates have not been established with precision. Our lead heme biosynthesis modulation product candidate, bitopertin, is an oral, selective inhibitor of GlyT1. We are initially focused on developing bitopertin for the treatment of EPP and XLP, which are both diseases marked by severe photosensitivity and damage to the hepatobiliary system caused by the accumulation of PPIX. We are initially focused on developing DISC-0974 for anemia of MF and anemia of inflammatory bowel disease, or IBD. We are initially focused on developing DISC-3405 for the treatment of PV and sickle cell disease, or SCD. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our programs and product candidates, are based on our estimates.

The total addressable market opportunity will ultimately depend upon, among other things, the diagnosis criteria included in the final label, the indications for which our product candidates are approved for sale, acceptance by the medical community and patient access, product pricing and reimbursement. The number of patients with EPP, XLP, anemias of MF or IBD, PV, SCD, or other indications for which our product candidates may be approved as treatment may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our products, or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business. We may not be successful in our efforts to identify additional product candidates. Due to our limited resources and access to capital, we must prioritize development of certain product candidates, which may prove to be the wrong choice and may adversely affect our business.

We cannot be certain that the patient populations for each specific disease will be large enough to allow us to successfully obtain approval for our product candidates, or successfully commercialize any of our product candidates, if approved, and achieve profitability.

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

Product liability lawsuits brought against us could cause us to incur substantial liabilities and could limit commercialization of any product candidates that we may develop.

We face an inherent risk of product liability lawsuits related to the testing of any product candidates in human clinical trials and will face an even greater risk if we commercially sell such product candidates. If we cannot successfully defend ourselves against any such claims, we may incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•
decreased demand for our product candidates;
•
injury to our reputation;
•
withdrawal of clinical trial participants;
•
termination of clinical trial sites or entire trial programs;
•
significant litigation costs;
•
substantial monetary awards to or costly settlements with patients or other claimants;
•
product recalls or a change in the indications for which products may be used;
•
loss of revenue;
•
diversion of management and scientific resources from our business operations; and
•
the inability to commercialize our product candidates.

We are highly dependent upon consumer perceptions of us and the safety and quality of any product candidate we commercialize. We could be adversely affected if we are subject to negative publicity. We could also be adversely affected if any of our future products or any similar products distributed by other companies prove to be, or are asserted to be, harmful to patients. Although we maintain product liability insurance coverage, it may not be adequate to cover all liabilities that we may incur. We anticipate that we may need to further increase our insurance coverage as we begin additional clinical trials or if we successfully commercialize additional product candidates. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

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

We do not have the ability to independently conduct clinical trials. We have relied on and expect to continue to rely on medical institutions, clinical investigators, contract laboratories and other third parties, such as CROs, to conduct or otherwise support the Phase 3 APOLLO clinical trial of bitopertin in EPP and XLP, as well as clinical trials for our other product candidates. As a result, many important aspects of our development programs, including their conduct and timing, are outside of our direct control. Our reliance on third parties to conduct future clinical trials also results in less direct control over the management of data developed through clinical trials than would be the case if we were relying entirely upon our own staff.

Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on CROs or other third parties will not relieve us of our regulatory responsibilities. For any violations of laws and regulations during the conduct of our clinical trials, we could be subject to warning letters or enforcement action that may include civil penalties up to and including criminal prosecution. For example, we, our principal investigators and our CROs are required to comply with regulations, including GCPs, for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate, and that the trial patients are adequately informed of the potential risks of participating in clinical trials and their rights are protected. These regulations are enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area, or the EEA, and comparable foreign regulatory authorities for any products in clinical development. The FDA enforces GCP regulations through periodic inspections of clinical trial sponsors, principal investigators and trial sites. If we, our principal investigators or our CROs fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA will determine that any of our future clinical trials will comply with GCPs. In addition, our clinical trials must be conducted with product candidates produced under current Good Manufacturing Practice, or cGMP, regulations. Our failure or the failure of our principal investigators or CROs to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process, significantly increase our expenditures and could also subject us to enforcement action. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

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

These factors may materially adversely affect the willingness or ability of third parties to conduct our clinical trials and may subject us to unexpected cost increases that are beyond our control. If the principal investigators or CROs do not perform clinical trials in a satisfactory manner, breach their obligations to us or fail to comply with regulatory requirements, or if any of our relationships with these third-party principal investigators or CROs terminate, the development, regulatory approval and commercialization of our product candidates may be delayed, we may not be able to obtain regulatory approval and commercialize our product candidates or our development program may be materially and irreversibly harmed. If we are unable to rely on clinical data collected by our principal investigators or CROs, we could be required to repeat, extend the duration of, or increase the size of any clinical trials we conduct and this could significantly delay commercialization and require significantly greater expenditures.

We may also rely on academic and private non-academic institutions to conduct and sponsor clinical trials relating to our product candidates, such as the clinical trial of bitopertin in DBA, which is being conducted by NIH under a collaborative research and development agreement. We will not control the design or conduct of any investigator-sponsored trials, and it is possible that the FDA or non-U.S. regulatory authorities will not view these investigator-sponsored trials as providing adequate support for future clinical trials, whether controlled by us or third parties, for any one or more reasons, including elements of the design or execution of the trials or safety concerns or other trial results. Such arrangements will likely provide us certain information rights with respect to the investigator-sponsored trials, including access to and the ability to use and reference the data, including for our own regulatory filings, resulting from the investigator-sponsored trials. However, we would not have control over the timing and reporting of the data from investigator-sponsored trials, nor would we own the data from the investigator-sponsored trials. If we are unable to confirm or replicate the results from the investigator-sponsored trials or if negative results are obtained, we would likely be further delayed or prevented from advancing further clinical development of our product candidates. Further, if investigators or institutions breach their obligations with respect to the clinical development of our product candidates, or if the data proves to be inadequate compared to the first-hand knowledge we might have gained had the investigator-sponsored trials been sponsored and conducted by us, then our ability to design and conduct any future clinical trials ourself may be adversely affected.

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

We do not currently own or operate, nor do we have any plans to establish in the future, any manufacturing facilities. As such, we rely, and expect to continue to rely, on third parties such as contract development and manufacturing organizations, or CDMOs, for the manufacture of our product candidates for preclinical development and clinical testing. We also expect to rely on third parties for the commercial manufacture of our products if any of our product candidates receive regulatory approval. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable time, cost or quality, which could delay, prevent or impair our development or commercialization efforts.

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

If any CDMO with whom we contract fails to perform its obligations, we may be forced to enter into an agreement with a different CDMO, which we may not be able to do on reasonable terms, if at all. In such a scenario, our clinical trials supply could be delayed significantly as we establish alternative supply sources. In some cases, the technical skills required to manufacture our product candidates may be unique or proprietary to the original CDMO and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all. In addition, if we are required to change CDMOs for any reason, we will be required to verify that the new CDMO maintains facilities and procedures that comply with quality standards and with all applicable regulations. We will also need to verify, such as through a manufacturing comparability study, that any new manufacturing process will produce our product candidate according to the specifications previously submitted to the FDA or another regulatory authority. The delays associated with the verification of a new CDMO could negatively affect our ability to develop product candidates or commercialize our products in a timely manner or within budget. In addition, changes in manufacturers often involve changes in manufacturing procedures and processes, which could require that we conduct bridging studies between our prior supply used in our clinical trials and that of any new manufacturer. We may be unsuccessful in demonstrating the comparability of clinical supplies which could require the conduct of additional clinical trials.

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

The active pharmaceutical ingredients, or API, used in certain of our product candidates are supplied to us from single-source suppliers. Our ability to successfully develop such product candidates, and to ultimately supply any resulting commercial products in quantities sufficient to meet the market demand, depends in part on our ability to obtain the API for these products in accordance with regulatory requirements and in sufficient quantities for clinical testing and commercialization. We do not currently have arrangements in place for a redundant or second-source supply of any such API in the event any of our current suppliers of such API cease their operations for any reason. We are also unable to predict how changing global economic conditions or potential global health concerns or crises will affect our third-party suppliers and manufacturers. Regional issues may in some cases accentuate these risks. For example, the pharmaceutical industry generally, and in some instances we or other third parties on which we rely, depend on China-based suppliers or service providers for certain raw materials, products and services, or other activities. Our ability or the ability of our collaborators or such other third parties to continue to engage these China-based suppliers or service providers for certain preclinical research programs and clinical development programs could be restricted due to geopolitical developments between the United States and China, including as a result of the further escalation of tariffs or other trade restrictions or if the proposed federal legislation that would prohibit U.S. federal funding in connection with biotechnology equipment or services produced or provided by certain named Chinese “biotechnology companies of concern” or a similar law were to be enacted. Any negative impact of such matters on our third-party suppliers and manufacturers may also have an adverse impact on our results of operations or financial condition.

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

Establishing additional or replacement suppliers for the API used in our product candidates, if required, may not be accomplished quickly. If we are able to find a replacement supplier, such replacement supplier would need to be qualified and may require additional regulatory inspection or approval, which could result in further delay. While we seek to maintain adequate inventory of the API used in our product candidates, any interruption or delay in the supply of components or materials, or our inability to obtain such API from alternate sources at acceptable prices in a timely manner could impede, delay, limit or prevent our development and commercialization efforts, which could harm our business, results of operations, financial condition and prospects.

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

If any third-party manufacturer of any of our product candidates is unable to increase the scale of its production of such product candidates or increase the product yield of its manufacturing, then our costs to manufacture such product or product candidate may increase and any commercialization may be delayed.

There are risks associated with large scale manufacturing for clinical trials or commercial scale including, among others, cost overruns, potential problems with process scale-up, process reproducibility, stability issues, compliance with good manufacturing practices, lot consistency and timely availability of components and raw materials. Even if we obtain regulatory approval for any of our current product candidates or any future product candidates, there is no assurance that our manufacturers will be able to manufacture the approved product to specifications acceptable to the FDA or other comparable foreign regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential commercial launch of such product or to meet potential future demand. If our manufacturers are unable to produce sufficient quantities for clinical trials or for commercialization, our development and commercialization efforts would be impaired, which would have an adverse effect on our business, financial condition, results of operations and growth prospects.

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

We have in-licensed, and may in the future in-license, a portion of our intellectual property, and, if we fail to comply with our obligations under these license arrangements, we could lose such intellectual property rights or owe damages to the licensor of such intellectual property. In particular, we have exclusively licensed intellectual property rights from Roche to develop and commercialize bitopertin, including certain back-up compounds and derivatives, for all prophylactic and therapeutic uses. The Roche license covers know-how, and certain specified Roche patent rights, including a composition of matter patent for bitopertin that expires in 2026. We also have exclusively licensed intellectual property rights from AbbVie Deutschland GmbH & Co. KG, or AbbVie, to develop and commercialize DISC-0974 and DISC-0998. The AbbVie license covers know-how, and certain specified AbbVie patent rights, including composition of matter and methods of use patents and patent applications for DISC-0974 and DISC-0998. We also have exclusively licensed intellectual property rights from Mabwell to develop and commercialize antibody products containing Mabwell’s MWTX-001, MWTX-002, and MWTX-003 antibodies. The Mabwell license covers know-how and certain specified Mabwell patent rights, including composition of matter and methods of use patents and patent applications for MWTX-001, MWTX-002 and MWTX-003.

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

We may not be able to pursue patent coverage of our current or future product candidates in all countries. Filing, prosecuting and defending patents on current or future product candidates in all countries throughout the world would be prohibitively expensive, and intellectual property rights in some countries outside the U.S. can be less extensive than those in the U.S. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the U.S. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the U.S., or from selling or importing products made using our inventions in and into the U.S. or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but where enforcement is not as strong as that in the U.S. These products may compete with our current or future product candidates and in jurisdictions where we do not have any issued patents, our patent applications or other intellectual property rights may not be effective or sufficient to prevent them from competing. Much of our patent portfolio is at an early stage. We will need to decide whether and in which jurisdictions to pursue protection for the various inventions in our portfolio prior to applicable deadlines.

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

We may not obtain licenses or sublicenses to intellectual property rights in all markets on equally or sufficiently favorable terms with third parties.

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

If we or our licensors or strategic partners initiate legal proceedings against a third party to enforce a patent covering one of our current or future product candidates, the defendant could counterclaim that such patent, as applicable, is invalid and/or unenforceable. In patent litigation in the U.S., defendant counterclaims alleging invalidity and/or unenforceability are commonplace, and there are numerous grounds upon which a third party can assert invalidity or unenforceability of a patent. Grounds for a validity challenge could be an alleged failure to meet any of several statutory or judicial requirements, including lack of patentable subject matter, lack of written description, lack of novelty, obviousness, non-enablement, or double patenting. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO that was material to patentability, or made a misleading statement, with an intent to deceive the USPTO, in the process of obtaining the patent during patent prosecution. Third parties may also raise similar claims before administrative bodies in the U.S. or abroad, even outside the context of litigation. Such mechanisms include re-examination, inter partes review, post grant review and equivalent proceedings in foreign jurisdictions (such as opposition proceedings). Such proceedings could result in revocation or amendment to our patent applications or any patents we may own or in-license in such a way that they no longer cover our current or future product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate or render unenforceable, any rights we may have from our patent applications or any patents we may own or in-license, allow third parties to commercialize our current or future product candidates or other technologies and compete directly with us, without payment to us or result in our inability to manufacture or commercialize products without infringing third-party patent rights. Moreover, we may have to participate in interference proceedings declared by the USPTO to determine priority of invention or in post-grant challenge proceedings, such as oppositions in a foreign patent office, that challenge our or our current or future licensors’ priority of invention or other features of patentability with respect to our patent applications and any patents we may own or in-license. Such challenges may result in loss of patent rights, loss of exclusivity, or in patent claims being narrowed, invalidated, or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our current or future product candidates and other technologies. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we or our current or future licensing partners and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, or if we are otherwise unable to adequately protect our rights, we would lose at least part, and perhaps all, of the patent protection on our current or future product candidates. Such a loss of patent protection could have a material adverse impact on our business and our ability to commercialize or license our technology and current or future product candidates.

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

If we fail to identify and correctly interpret relevant patents, we may be subject to infringement claims. We cannot guarantee that we will be able to successfully settle or otherwise resolve such infringement claims. If we fail in any such dispute, in addition to being forced to pay damages, which may be significant, we may be temporarily or permanently prohibited from commercializing any of our current or future product candidates that are held to be infringing. We might, if possible, also be forced to redesign current or future product candidates so that we no longer infringe the third-party intellectual property rights. Any of these events, even if we were ultimately to prevail, could require us to divert substantial financial and management resources that we would otherwise be able to devote to our business and could adversely affect our business, financial condition, results of operations and prospects.

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

If the FDA determines that a product candidate offers a treatment for a serious condition and, if approved, the product would provide a significant improvement in safety or effectiveness, the FDA may designate the product candidate for priority review. A priority review designation means that the goal for the FDA to review an application is six months, rather than the standard review period of ten months. We previously requested and received priority review for our NDA for bitopertin for EPP and XLP, and may request priority review of applications for our other product candidates. The FDA has broad discretion with respect to whether or not to grant priority review status to a product candidate, so even if we believe a particular product candidate is eligible for such designation or status, the FDA may decide not to grant it. Moreover, a priority review designation does not necessarily result in an expedited regulatory review or approval process or necessarily confer any advantage with respect to approval compared to conventional FDA procedures. Receiving priority review from the FDA does not guarantee approval within the six-month review cycle or at all.

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

In May 2024, we received rare pediatric disease designation for bitopertin in patients with EPP and XLP. The FDA defines “rare pediatric disease” as a (i) serious or life-threatening disease in which the serious or life-threatening manifestations primarily affect ages from birth to 18 years, including age groups often called neonates, infants, children and adolescents; and (ii) a rare disease or condition within the meaning of the Orphan Drug Act. Vouchers for rare pediatric disease drugs are awarded for qualifying applications when the drug receives approval. However, designation of a product candidate as a product for a rare pediatric disease does not guarantee that a marketing application for such product candidate will meet the eligibility criteria for a rare pediatric disease priority review voucher at the time the application is approved. In September 2025, we submitted an NDA for accelerated approval of bitopertin in EPP and XLP in the United States and we requested a rare pediatric disease review voucher. In February 2026, the FDA issued a CRL indicating that, while accelerated approval was not warranted, results from an additional clinical trial, such as our ongoing APOLLO clinical trial, could serve as evidence to support a potential traditional approval. We plan to submit a response to the CRL following receipt of topline data from APOLLO. However, even if the FDA ultimately approves our NDA for bitopertin, the FDA may determine that the NDA does not meet the eligibility criteria for a priority review voucher.

Under current law, after September 30, 2029, the FDA may not award any rare pediatric disease priority review vouchers. However, it is possible that the FDA's authority to do so may be extended by Congress in the future.

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

We sought approval from the FDA for bitopertin for EPP and XLP, and we may seek approval for any of our other product candidates, under the Accelerated Approval Program. If we are not able to use such program, we may be required to conduct additional clinical trials beyond those that are contemplated, which would increase the expense of obtaining, and delay the receipt of, necessary marketing approvals, if we receive them at all. In addition, even if the Accelerated Approval Program is available to us, it may not lead to expedited approval of our product candidates, or approval at all.

We sought accelerated approval of bitopertin for EPP and XLP, and we may seek accelerated approval for any of our other product candidates. A product may be eligible for accelerated approval if it treats a serious or life-threatening condition and generally provides a meaningful advantage over available therapies. In addition, it must demonstrate an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, or IMM, that is reasonably likely to predict an effect on IMM or other clinical benefit. It is possible that at the time of submission of a marketing application or as a result of the FDA's review of the marketing application, the FDA may determine that our product candidate is not eligible for accelerated approval or that accelerated approval is not warranted. For example, in February 2026, the FDA issued a CRL in response to our NDA for accelerated approval of bitopertin for EPP and XLP. Although the FDA agreed that clinical data from AURORA and BEACON provided sufficient evidence that bitopertin significantly lowers whole blood metal-free PPIX, the FDA concluded that the trials did not show evidence of association between percent change in PPIX and sunlight exposure-based endpoints as measured in the trials. As such, the FDA determined that there is uncertainty regarding whether bitopertin’s effect on PPIX is reasonably likely to predict clinical benefit, despite the strong mechanistic and biological plausibility supporting the use of the PPIX biomarker in protoporphyria, and therefore decided that accelerated approval was not warranted. Moreover, FDA may revise how it implements accelerated approval, which could negatively affect the development of our current or future product candidates.

As a condition of approval, the FDA generally requires that a sponsor of a drug or biologic receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. These confirmatory trials must be completed with due diligence. Under FDORA, the FDA is permitted to require that a post-approval confirmatory trial or trials be underway prior to approval or within a specified time period after the date accelerated approval is granted. FDORA also requires sponsors to send updates to the FDA every 180 days on the status of such trials, including progress toward enrollment targets, and the FDA must promptly post this information publicly. FDORA also gives the FDA increased authority to withdraw approval of a drug or biologic granted accelerated approval on an expedited basis if the sponsor fails to conduct confirmatory studies in a timely manner, send the necessary updates to the FDA, or if such post-approval trials fail to verify the product’s predicted clinical benefit. Under FDORA, the FDA is empowered to take action, such as issuing fines, against companies that fail to conduct with due diligence any post-approval confirmatory trial or submit timely reports to the agency on their progress. In addition, the FDA currently requires, unless the sponsor is otherwise informed by the agency, submission of launch promotional materials during the pre-approval period, which could adversely impact the timing of the commercial launch of the product.

If we are not able to obtain accelerated approval for a product candidate, we may be required to conduct additional clinical trials beyond those that are contemplated, which would increase the expense of obtaining, and delay the receipt of, traditional FDA approval, if received at all. For example, as we were not able to obtain accelerated approval for bitopertin in EPP or XLP, we will need to successfully complete at least one additional clinical trial, such as our ongoing Phase 3 APOLLO trial, before responding to the FDA's CRL in support of a potential traditional approval.

We received a Commissioner’s National Priority Voucher for bitopertin but the accelerated timeline for review of our NDA submission for bitopertin in EPP and XLP by the FDA did not result in an approval and it is unclear what, if any, benefits this voucher may provide in the future.

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

On October 16, 2025, the FDA announced that bitopertin for porphyria was one of the first nine recipients of a CNPV. As a result, the NDA for bitopertin for EPP and XLP was eligible for the benefits of this program. However, receipt of the CNPV does not guarantee that the NDA will be approved on an expedited basis or at all, and in February 2026 the FDA issued a CRL with respect to our NDA indicating that we would need to provide evidence of a clinical benefit from an additional clinical trial, such as our ongoing APOLLO trial, to support a potential approval. We plan to respond to the CRL once such clinical data is available but it is unclear whether the benefits of the CNPV will continue to apply at that time or at any subsequent phase of the NDA review process. Even if the CNPV does continue to apply in the future, the FDA has stated that the review time for an application of a CNPV recipient may be extended, including because the application is incomplete, there are manufacturing violations, or for other reasons deemed appropriate by the FDA. The CNPV program is in pilot stage, so its implementation, operation, and ultimate impact are subject to uncertainty. In addition, even if the CNPV program does ultimately result in a faster approval process, there is no guarantee that we will be able to begin commercialization of our product at the time of such approval or that we will be otherwise able to maintain such approval.

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

The FDA, the EMA and regulatory authorities in other countries have each expressed interest in further regulating biotechnology products. Agencies at both the federal and state level in the United States, as well as the U.S. Congressional committees and other governments or governing agencies, have also expressed interest in further regulating the biotechnology industry. Such action may delay or prevent commercialization of some or all of our product candidates. Adverse developments in clinical trials of products conducted by others may cause the FDA or other oversight bodies to change the requirements for approval of any of our product candidates. These regulatory review agencies and committees and the new requirements or guidelines they promulgate may lengthen the regulatory review process, require us to perform additional studies or trials, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of our product candidates or lead to significant post-approval limitations or restrictions. As we continue to advance our product candidates, we will be required to consult with these regulatory agencies and comply with applicable requirements and guidelines. If we fail to do so, we may be required to delay or discontinue development of such product candidates. These additional processes may result in a review and approval process that is longer than we otherwise would have expected. Delays as a result of an increased or lengthier regulatory approval process or further restrictions on the development of our product candidates can be costly and could negatively impact our ability to complete clinical trials and commercialize our current and future product candidates in a timely manner, if at all.

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

For example, over the last several years the U.S. government has shut down several times, including in October 2025, and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown or a widespread freeze on federal funding occurs in the future, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, NIH to conduct research or provide grants, or other agencies to slow their work, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations. In addition, the current administration has previously sought to reduce the NIH budget and bar disbursements for funding of medical research, and may seek to do so in the future, which could decrease the ability of facilities that rely on NIH funding to enroll and conduct clinical trials or increase the costs to us of conducting clinical trials.

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

Current and future healthcare reform measures may have a material adverse effect on our business and results of operations.

The United States and many foreign jurisdictions have enacted and/or proposed legislative and regulatory changes affecting the healthcare system that could prevent or delay regulatory approval of our current or future product candidates or any future product candidates, restrict or regulate post-approval activities, and affect our ability to profitably sell a product for which we obtain regulatory approval. Changes in laws, regulations, statutes or the interpretation of existing laws and regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements, (ii) additions or modifications to product labeling, (iii) the recall or discontinuation of our products or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business. For more information, see “Business—Government Regulation—Current and Future U.S. Healthcare Reform Legislation.”

In the United States, there have been, and continue to be, a significant number of legislative initiatives to contain healthcare costs, including at the state level where individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing.

We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our current or future product candidates or additional pricing pressures. In particular, any policy changes through CMS as well as local state Medicaid programs, could have a significant impact on our business. For example, CMS may develop new payment and delivery models, including most-favored nation proposals, bundled payment models, or other drug pricing reforms, any of which could have a material adverse effect on our business.

Our revenue prospects could be affected by changes in healthcare spending and policy in the United States and abroad. We operate in a highly regulated industry and new laws, regulations or judicial decisions, or new interpretations of existing laws, regulations or decisions, related to healthcare availability, the method of delivery or payment for healthcare products and services could negatively impact our business, operations and financial condition. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect the demand for our current or future product candidates, if we obtain regulatory approval; our ability to set a price that we believe is fair for our products; our ability to obtain coverage and reimbursement approval for a product; our ability to generate revenue and achieve or maintain profitability; the level of taxes that we are required to pay; and the availability of capital.

We expect that these existing laws and other healthcare reform measures that may be adopted in the future may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors, which may adversely affect our future profitability.

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

In the United States, to help patients afford our approved product, we may utilize programs to assist them, including patient assistance programs and co-pay coupon programs for eligible patients. Government enforcement agencies have shown increased interest in pharmaceutical companies’ product and patient assistance programs, including reimbursement support services, and a number of investigations into these programs have resulted in significant civil and criminal settlements. In addition, at least one insurer has directed its network pharmacies to no longer accept co-pay coupons for certain specialty drugs the insurer identified. Our co-pay coupon programs could become the target of similar insurer actions. In addition, in November 2013, the CMS issued guidance to the issuers of qualified health plans sold through the ACA’s marketplaces encouraging such plans to reject patient cost-sharing support from third parties and indicating that the CMS intends to monitor the provision of such support and may take regulatory action to limit it in the future. The CMS subsequently issued a rule requiring individual market qualified health plans to accept third-party premium and cost-sharing payments from certain government-related entities. In September 2014, the OIG of the HHS issued a Special Advisory Bulletin warning manufacturers that they may be subject to sanctions under the federal anti-kickback statute and/or civil monetary penalty laws if they do not take appropriate steps to exclude Part D beneficiaries from using co-pay coupons. Accordingly, companies exclude these Part D beneficiaries from using co-pay coupons. It is possible that changes in insurer policies regarding co-pay coupons and/or the introduction and enactment of new legislation or regulatory action could restrict or otherwise negatively affect these patient support programs, which could result in fewer patients using affected products, and therefore could have a material adverse effect on our sales, business, and financial condition.

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

The regulatory framework for the collection, use, safeguarding, sharing, transfer and other processing of information worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. We possess and process sensitive information, including patient health information. In the U.S., there are numerous federal and state privacy and data security laws and regulations governing the collection, use, disclosure and protection of personal information, including health information privacy laws, security breach notification laws and consumer protection laws. These federal and state laws, in many cases, are not preempted by HIPAA and may be subject to varying interpretations by the courts and government agencies. These varying interpretations can create complex compliance issues for us and our partners and potentially expose us to additional expense, adverse publicity and liability, any of which could adversely affect our business. There is ongoing concern from privacy advocates, regulators and others regarding data privacy and security issues, and the number of jurisdictions with data privacy and security laws has been increasing. Also, there are ongoing public policy discussions regarding whether the standards for de-identification, anonymization or pseudonymization of health information are sufficient, and the risk of re-identification sufficiently small, to adequately protect patient privacy. We expect that there will continue to be new proposed and amended laws, regulations and industry standards concerning privacy, data protection and information security in the United States. For example, California enacted the California Consumer Privacy Act, or CCPA, a comprehensive privacy law that broadly defines personal information, gives California residents expanded rights to access and delete their personal information, and places stringent privacy and security obligations on businesses covered by the law, including obligations to provide detailed disclosures to California consumers about their data collection, use and sharing practices, and to provide such consumers with ways to opt out of certain sales or transfers of personal information. It also provides for civil penalties for violations, and allows for a private right of action for data breaches that is expected to increase data breach litigation. In addition, the CCPA was amended by the California Privacy Rights Act, which significantly modified the CCPA by expanding consumer rights with respect to certain sensitive information, and creating a new state agency that is vested with authority to implement and enforce the CCPA.

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

In addition to comprehensive consumer privacy laws, certain states have enacted privacy laws with more limited focus. For example, the state of Washington has passed a law to protect medical and health information not subject to HIPAA. This law has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data. In addition, other states have proposed and/or passed legislation that regulates the privacy and/or security of certain specific types of information. For example, a small number of states have passed laws that regulate biometric information. The existence of comprehensive privacy laws in different states in the country would make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance. These various privacy and security laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products. State laws are changing rapidly and there have been proposals for a new comprehensive federal data privacy law to which we may likely become subject, if enacted.

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

Despite Brexit, the UK and EEA data protection regimes remain largely aligned. However, going forward, there is increasing risk for divergence in application, interpretation and enforcement of the data protection laws as between the UK and EEA, creating additional regulatory uncertainty. For example, the UK Data (Use and Access) Act 2025 (“UK Act”), now in force, further differentiates the UK’s data protection regime. In December 2025, the European Commission adopted a decision determining that the UK continues to provide a level of data protection that is “essentially equivalent” to the EU standards and extended the validity of the UK adequacy decision for six years, through December 2031. While this renewal reduces immediate adequacy concerns, uncertainty remains regarding how UK data protection laws will evolve in the medium to longer term. The lack of clarity on future UK laws and regulations and their interaction with EU laws and regulations may affect our efforts to maintain a harmonized approach to processing European personal data and expose us to two parallel regimes where the UK GDPR and EU GDPR both apply with differing interpretation and enforcement approaches. This could increase our legal risk, uncertainty, complexity and compliance cost associated with the handling of European personal data, and may require us to adapt our privacy and data security compliance programs to account for legal and regulatory divergence between the UK and EEA. In the EEA, the NIS 2 Directive, or NIS 2, is replacing the cybersecurity legal framework under the current NIS framework, aiming to ensure a high level of cybersecurity in the region. NIS 2 expands on the scope of the current NIS framework, extending to additional sectors and expanding the list of in-scope healthcare organizations providing services in the EEA, including to certain providers engaged in research and development of medicinal products. To the extent applicable, the new regime imposes direct obligations on management regarding compliance with NIS 2, requiring covered organizations to put in place certain cyber risk management measures, and strengthens incident reporting requirements and provides supervisory authorities with greater oversight. The majority of these obligations will not come into force until national legislation implementing NIS 2 becomes effective in the relevant EU Member State. EU Member States had until October 17, 2024 to transpose NIS 2 into national legislation, although many countries have still not completed this process. As such, the cybersecurity regulatory landscape in the EU is currently fragmented and uncertain. To the extent we become subject to NIS 2, we may need to increase investment in our cybersecurity compliance programs. Under NIS 2, companies may be subject to administrative fines of up to the higher amount of €10 million or 2% of worldwide annual revenue.

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

We may use and integrate artificial intelligence, or AI, into our business processes, and this innovation presents risks and challenges that could affect its adoption, and therefore our business. If we enable or offer solutions that draw controversy due to perceived or actual negative societal impact, we may experience brand or reputational harm, competitive harm or legal liability. The use of certain AI technology can give rise to intellectual property risks, including compromises to proprietary intellectual property and intellectual property infringement. To the extent we develop our own AI systems, then the risk of intellectual property infringement could arise from third party data sources being used to train our AI models, and from the output of AI systems reproducing or incorporating third party intellectual property rights, in each case without the right to do so. Further, a risk of our proprietary intellectual property rights being compromised through the use of AI could arise through third party vendors using our data to train their models and/or to generate output for other users of their systems. If our third party vendors use our data (which includes personal data) to train their AI models and/or to generate output for other users of their systems, this could also give rise to regulatory risks. Additionally, we expect to see increasing government and supranational regulation related to AI use and ethics, which may also significantly increase the burden and cost of research, development and compliance in this area. For example, the European Union’s Artificial Intelligence Act, or the AI Act, the world’s first comprehensive AI law, entered into force in August 2024 and, with some exceptions, became effective in August 2025. As currently enacted, the AI Act, which may be amended as part of the EU’s Digital Omnibus, imposes significant obligations on providers and deployers of high risk AI systems, and encourages providers and deployers of AI systems to account for European Union ethical principles in their development and use of these systems. If we develop or use AI systems that are governed by the AI Act, it may necessitate ensuring higher standards of data quality, transparency, and human oversight, as well as adhering to specific and potentially burdensome and costly ethical, accountability, and administrative requirements.

In the United States, the AI regulatory environment is complex and uncertain. Over the past year, states have advanced, and in some cases passed, dozens of laws focusing on AI governance and regulation, including on deployment of AI in healthcare settings. At the federal level, the current Administration has endorsed a federal moratorium on the enforcement of state AI laws, including through a December 11, 2025, executive order on “Ensuring a National Policy Framework for Artificial Intelligence.” So far, these efforts have not been successful at curtailing state action on AI regulation, contributing to a complicated legislative patchwork, which may be litigated in state and federal courts.

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

Risks Related to Employee Matters and Managing Growth

Our future success depends on our ability to retain key executives and experienced scientists and to attract, retain, and motivate qualified personnel.

We are highly dependent on many of our key employees and members of our executive management team as well as the other principal members of our management, scientific and clinical teams. Although we have entered into employment letter agreements with certain of our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. We may also need to undertake an organizational restructuring in the future, which could impede future recruiting and hiring efforts. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

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

As of December 31, 2025, we had 155 full-time employees and no part-time employees. We expect to experience significant growth in the number of our employees and the scope of our operations, particularly as we mature as a public company and in the areas of product development, regulatory affairs and, in anticipation of the potential regulatory approval of bitopertin, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

We may also need to undertake an organizational restructuring in the future. We may not realize, in full or in part, the anticipated benefits, savings and improvements in our cost structure from any future restructuring efforts due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings from a restructuring, our operating results and financial condition would be adversely affected. Furthermore, our restructuring plan may be disruptive to our operations.

We have acquired, and in the future may acquire additional businesses or products, and we may form strategic alliances or create joint ventures with third parties that we believe will complement or augment our existing business. If we acquire businesses with promising markets or technologies, we may not be able to realize the benefit of acquiring such businesses if we are unable to successfully integrate them with our existing operations and company culture. We may encounter numerous difficulties in developing, manufacturing and marketing any new products resulting from a strategic alliance or acquisition that delay or prevent us from realizing their expected benefits or enhancing our business. We cannot assure you that, following any such acquisition, we will achieve the expected synergies to justify the transaction.

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

The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service, or IRS, and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many such changes have been made and changes are likely to continue to occur in the future. For example, on July 4, 2025, the “One Big Beautiful Bill Act,” or OBBBA, was signed into law, which is considered the enactment date under U.S. GAAP. Key corporate tax provisions include the restoration of 100% bonus depreciation, immediate expensing for domestic research and experimental expenditures, changes to Section 163(j) interest limitations, updates to GILTI and FDII rules, amendments to energy credits, and expanded Section 162(m) aggregation requirements. In accordance with ASC Topic 740, the effects of the new tax law will be recognized in the period of enactment. The Company has evaluated the impact of the OBBBA, and although we do not expect the legislation to have a material financial statement effect, it cannot be predicted whether, when, in what form or with what effective dates other tax laws, regulations and rulings may be enacted, promulgated or issued, which could result in an increase in our or our stockholders’ tax liability or require changes in the manner in which we operate in order to minimize or mitigate any adverse effects of changes in tax law. Further, existing tax laws, statutes, rules, regulations, rulings or ordinances could be interpreted, changed, modified or applied adversely to us. Prospective investors should consult their tax advisors regarding the potential consequences of changes in tax law on our business and on the ownership and disposition of our common stock.

Our future taxable income may be subject to certain limitations.

As of December 31, 2025, we had federal and state net operating loss carryforwards, of $342.9 million and $331.8 million, respectively. Substantially all of the federal net operating loss carryforwards are not subject to expiration and the state net operating loss carryforwards begin to expire in 2037. As of December 31, 2025, we also had federal and state research and development tax credit carryforwards of $32.1 million and $4.3 million, respectively, which begin to expire in 2037. These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under current law, unused U.S. federal and certain state net operating losses generated for tax years beginning after December 31, 2017 are not subject to expiration and may be carried forward indefinitely. Such U.S. federal net operating losses generally may not be carried back to prior taxable years, except that, net operating losses generated in 2018, 2019, and 2020 may be carried back to each of the five tax years preceding the tax years of such losses. For taxable years beginning after December 31, 2020, the deductibility of U.S. federal net operating losses generated for tax years beginning after December 31, 2017 is limited to 80% of our taxable income in any future taxable year. In addition, in general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses or tax credits, or NOLs or credits, to offset future taxable income or taxes. For these purposes, an ownership change generally occurs when one or more stockholders or groups of stockholders who each owns at least 5% of a corporation’s stock increase their aggregate stock ownership by more than 50 percentage points over their lowest ownership percentage (by value) within a specified testing period. Our existing NOLs or credits may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change, our ability to utilize NOLs or credits could be further limited by Sections 382 and 383 of the Code. In addition, future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Sections 382 and 383 of the Code. Our NOLs or credits may also be impaired under state law. Accordingly, we may not be able to utilize a material portion of our NOLs or credits.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, in 2008, the global financial crisis caused extreme volatility and disruptions in the capital and credit markets and the COVID-19 pandemic caused significant volatility and uncertainty in U.S. and international markets. See “Risks Related to the Discovery and Development of Our Product Candidates-A pandemic, epidemic, or outbreak of an infectious or highly contagious disease may materially and adversely affect our business and financial results and could cause a disruption to the development of our product candidates.” In addition, the impact of geopolitical tension, such as a deterioration in the bilateral relationship between the United States and China or an escalation in conflict between Russia and Ukraine, including any resulting sanctions, export controls or other restrictive actions, also could lead to disruption, instability and volatility in the global markets. For example, in 2025, the United States imposed tariffs on imports on its trading partners, including Canada, Mexico, the EU and China. Historically, tariffs have led to increased political and trade tensions. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including, weakened demand for our product candidates and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our products.

In addition, other circumstances beyond our control could cause business disruptions that could seriously harm our future revenue and financial condition and increase our costs and expenses. Our operations, and those of our vendors and suppliers, could be subject to power shortages, telecommunications failures, water shortages, civil unrest, labor disputes, violence, earthquakes, floods, hurricanes, typhoons, fires, extreme weather conditions, and other natural or man-made disasters or business interruptions. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses.

Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions or other circumstances beyond our control could adversely impact our business.

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

The market price of our common stock has been, and may continue to be, volatile.

Historically, the market price of our common stock has fluctuated over a wide range, and it is likely that the price of our common stock will continue to be volatile in the future. Some of the factors that may cause the market price of our common stock to fluctuate include:

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
•
actions taken by regulatory agencies with respect to our product candidates, clinical studies, and manufacturing processes, our ability to receive regulatory approval for product candidates, and the terms of such approvals;
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
•
adverse publicity relating to our hematology-focused product candidates;
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

Effective internal control over financial reporting is necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, is designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. As described further below, we have previously identified a material weakness in our internal control over financial reporting. Any testing by us conducted in connection with Section 404, or any testing by our independent registered public accounting firm, may reveal additional deficiencies in our internal control over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement.

Pursuant to Section 404, we are required to furnish a report by our management on our internal control over financial reporting. To continue to achieve and maintain compliance with Section 404, we engage in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, from time to time we may not be able to conclude that our internal control over financial reporting is effective as required by Section 404.

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

We have previously identified a material weakness in our internal controls over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. As disclosed under Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, we previously identified a material weakness in internal controls related to a lack of design and maintenance of effective Information Technology General Controls, or ITGCs, over certain key financial IT systems. As a result, the related business process controls (specifically, the IT application controls and IT-dependent manual controls) that are dependent on the ineffective ITGCs, or that use information produced from the systems impacted by the ineffective ITGCs, were also ineffective. Although the material weakness did not result in any material misstatements in our consolidated financial statements for the periods presented and there were no changes to previously released financial results, our management concluded that these control deficiencies constituted a material weakness and that our internal control over financial reporting was not effective as of December 31, 2024.

As a result of the material weakness, we (i) developed and implemented additional training and awareness programs addressing ITGCs and policies, including educating control owners concerning the principles and requirements of each control, with a focus on user access; (ii) increased the extent of oversight and verification checks included in the operation of user access and program change management controls and processes; (iii) deployed additional tools to support administration of user access and program change management; and (iv) enhanced quarterly management reporting on the remediation measures to the Audit Committee of the Board of Directors. As of December 31, 2025, the material weakness had been remediated.

Although we have remediated this material weakness, investor perceptions of our company may suffer as a result of this previous material weakness or any future material weakness in our internal controls and cause a decline in the price of our common stock.

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

Sales of a significant number of shares by existing stockholders could cause our stock price to decline.

If our existing securityholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of December 31, 2025, we had 37,890,616 shares of common stock outstanding. All outstanding shares of common stock, other than shares held by our affiliates are freely tradable, without restriction, in the public market. In addition, shares of common stock that are subject to outstanding options of ours are or will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements and Rules 144 and 701 under the Securities Act. If these shares are sold, the trading price of our common stock could decline.

Our executive officers, directors and principal stockholders have the ability to significantly influence all matters submitted to our stockholders for approval.

As of December 31, 2025, our executive officers, directors and principal stockholders, in the aggregate, beneficially owned approximately 30% of our outstanding shares of common stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of us on terms that other stockholders may desire.

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

ITEM 2. PROPERTIES

Our principal office is located at 321 Arsenal Street, Suite 101, Watertown, MA 02472, where we lease and sublease a total of approximately 16,847 square feet of office space. Our sublease expires in November 2026 and our lease expires in December 2029. Upon expiration of the sublease, we will lease the same space through December 2029 pursuant to an existing agreement. We believe that these facilities will be adequate for our near-term needs. If required, we believe that suitable additional or substitute space will be available in the future on commercially reasonable terms to accommodate any such expansion of our operations.

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

Holders of Record

As of February 19, 2026, there were 17 holders of record of shares of our common stock. The actual number of holders of our common stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees.

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

Recent Sales of Unregistered Securities

None.

Stock Performance Graph

The following graph shows a comparison from February 8, 2021 through December 31, 2025 of cumulative total return on assumed investments of $100.00 in cash in each of our common stock, the NASDAQ Composite Index and the NASDAQ Biotechnology Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the NASDAQ Composite Index and the NASDAQ Biotechnology Index assume reinvestment of dividends. Prior to our reverse merger with

Gemini on December 30, 2022, Gemini’s stock traded under the symbol “GMTX” on The Nasdaq Global Market and any comparison with Gemini’s historical stock prices may not be meaningful.

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

Information pertaining to fiscal year ended December 31, 2023 was included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, on pages 97 through 105, under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which was filed with the SEC on March 21, 2024.

Overview

We are a clinical-stage biopharmaceutical company focused on the discovery, development, and commercialization of novel treatments for patients suffering from serious hematologic diseases. We have assembled a portfolio of clinical and preclinical product candidates that aim to modify fundamental biological pathways associated with the formation and function of red blood cells, specifically heme biosynthesis and iron homeostasis. Our current pipeline includes bitopertin for the treatment of erythropoietic porphyrias, or EPs, including erythropoietic protoporphyria, or EPP, and X-linked protoporphyria, or XLP; DISC-0974 for the treatment of anemia of myelofibrosis, or MF, and anemia of inflammatory bowel disease, or IBD; and DISC-3405 for the treatment of polycythemia vera, or PV, sickle cell disease, or SCD, and other hematologic disorders. In addition, our preclinical programs include DISC-0998 for the treatment of anemia associated with inflammatory diseases. Our approach to product candidate development leverages well-understood molecular mechanisms that have been validated in humans. We believe that each of our product candidates, if approved, has the potential to improve the lives of patients suffering from hematologic diseases.

Heme Biosynthesis: Bitopertin

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

We have completed two Phase 2 clinical trials of bitopertin: BEACON, an open-label, parallel-dose clinical trial in EPP and XLP patients conducted at sites in Australia, and AURORA, a randomized, double-blind, placebo-controlled clinical trial in EPP patients conducted at sites in the United States. In both trials, bitopertin significantly reduced the toxic metabolite, protoporphyrin IX, or PPIX, and was associated with improvements in measures of time spent in sunlight and quality of life. In addition, bitopertin was generally well-tolerated. All participants in AURORA and BEACON were eligible to participate in HELIOS, an ongoing open-label, long-term extension study of bitopertin in EPP and XLP patients. Interim data from HELIOS, presented in June 2025, demonstrated that longer term treatment of bitopertin was associated with sustained reductions in PPIX, as well as improvements in quality of life and liver biomarkers. In our end-of-Phase 2 meeting in September 2024, the U.S. Food & Drug Administration, or the FDA, agreed with the potential for reduction of PPIX to serve as a surrogate endpoint to support a potential accelerated approval of bitopertin in EPP and XLP. In our Type C meeting in December 2024, we aligned with the FDA on the design of APOLLO, a Phase 3, randomized, double-blind, placebo-controlled, clinical trial of bitopertin in EPP and XLP patients that in the setting of an accelerated approval would serve as a post-marketing confirmatory trial. We initiated the APOLLO trial in May 2025 and in September 2025 we submitted a New Drug Application, or NDA, for accelerated approval of bitopertin in EPP and XLP in the United States based on our existing data. In October 2025, we were awarded a Commissioner’s National Priority Voucher, or CNPV, from the FDA for bitopertin in EPP and XLP. The CNPV program, announced in June 2025, is designed to accelerate the development and review of certain drugs aligned with US national health priorities. The FDA accepted our NDA for review in November 2025 and in February 2026 issued a complete response letter, or CRL. Although the FDA agreed that clinical data from AURORA and BEACON provided sufficient evidence that bitopertin significantly lowers whole blood metal-free PPIX, the FDA concluded that the trials did not show evidence of association between percent change in PPIX and sunlight exposure-based endpoints as measured in the trials. As such, the FDA determined that there is uncertainty regarding whether bitopertin’s effect on PPIX is reasonably likely to predict clinical benefit, despite the strong mechanistic and biological plausibility supporting the use of the PPIX biomarker in protoporphyria. The FDA indicated that results of the ongoing APOLLO trial could serve as evidence to support a potential traditional approval, and we plan to request a Type A meeting to review our approach with the FDA. We expect to report topline data from APOLLO in the fourth quarter of 2026, following which we plan to submit a response to the CRL.

Our APOLLO clinical trial is also intended to serve as a registrational trial with respect to any potential future marketing applications for bitopertin in EPP and XLP outside the United States. We continue to evaluate potential additional trials of bitopertin in other indications.

Iron Homeostasis: DISC-0974 and DISC-3405

DISC-0974 is the lead product candidate in our iron homeostasis portfolio and was licensed from AbbVie Deutschland GmbH & Co. KG, or AbbVie. DISC-0974 is designed to suppress hepcidin production and increase serum iron levels. We completed a Phase 1 clinical trial in healthy volunteers in the United States in June 2022, with results showing an acceptable tolerability profile and evidence of target engagement, iron mobilization and augmented erythropoiesis. We initiated a Phase 1b/2 clinical trial in June 2022 in patients with anemia of MF, with results from the Phase 1b portion of this clinical trial showing substantial and sustained reductions in hepcidin levels and increases in iron alongside strong hematologic responses across patient types and an acceptable tolerability profile. We initiated RALLY-MF, the open-label Phase 2 portion of this clinical trial, in December 2024 and reported initial data from this Phase 2 trial in December 2025, with results demonstrating meaningful overall anemia responses across all patient subgroups, regardless of baseline transfusion status and independent of concomitant Janus Kinase, or JAK, inhibitor therapy use. Topline data from this trial is expected in the second half of 2026, which, if positive, is expected to support discussions with regulatory agencies on the potential regulatory path for DISC-0974 in anemia of MF. We initiated a Phase 2 clinical trial of DISC-0974 in patients with IBD and anemia in the first quarter of 2026, and we are planning exploratory studies in additional patient populations with anemia of chronic disease. We are also developing a preclinical anti-hemojuvelin, or HJV, monoclonal antibody, DISC-0998, which also targets hepcidin suppression and was licensed from AbbVie. DISC-0998 is designed to increase serum iron levels and has an extended serum half-life as compared to DISC-0974. We believe this profile may be desirable in certain subsets of patients with anemia associated with inflammatory diseases.

In addition, we are developing DISC-3405, a monoclonal antibody against Transmembrane Serine Protease 6, or TMPRSS6, that we licensed from Mabwell Therapeutics, Inc., or Mabwell. DISC-3405 is part of our iron homeostasis portfolio and is designed to induce hepcidin production and reduce serum iron levels. We initiated a Phase 1 clinical trial of DISC-3405 in healthy adult volunteers in October 2023 and presented interim data from the single-ascending dose, or SAD, portion of this clinical trial in June 2024. We presented data from the multiple ascending dose, or MAD, portion of this clinical trial in December 2024, and presented updated data from both the SAD and MAD portions of this clinical trial in June 2025, with results showing an acceptable tolerability profile and evidence of target engagement, including dose-related increases in serum hepcidin and corresponding reductions in serum iron across all dose levels. We are developing DISC-3405 for the treatment of PV, SCD, and other hematologic disorders. We initiated RESTORE-PV, an open-label Phase 2 clinical trial of DISC-3405 in patients with PV, in the first half of 2025, with initial data expected in the second half of 2026. We also initiated a Phase 1b, open-label clinical trial of DISC-3405 in patients with SCD in October 2025, with initial data expected in the second half of 2026, and plan to explore the role of therapeutic iron restriction in other indications.

Funding

In October 2025 we completed an underwritten offering of shares of our common stock and pre-funded warrants for net proceeds of $211.0 million, after deducting offering expenses. As of December 31, 2025, we had cash, cash equivalents and marketable securities of $791.2 million. We believe that our cash, cash equivalents and marketable securities, will be sufficient to fund our current operating and capital expenditure plans and our debt service obligations into 2029, without taking into account any potential net cash inflows from bitopertin or any other marketed product, if approved during such period. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See "Liquidity and Capital Resources" for additional details.

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

We expect that our research and development expenses will increase substantially as we advance our programs into and through clinical development. At this time, we cannot accurately estimate or know the nature, timing or costs of the efforts that will be necessary to complete their preclinical and clinical development. Changes in the outcome of any number of variables with respect to these programs could significantly affect the costs and timing associated with their development. We may never succeed in obtaining regulatory approval for any product candidates that have not yet been approved. The successful development of any product candidate is highly uncertain due to the numerous risks and uncertainties inherent in product development, including the following:

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

We anticipate that our selling, general and administrative expenses will increase substantially in the future as we increase our headcount to support our continued research and development and potential commercialization activities, including establishing the infrastructure to commercialize any product candidates for which we may obtain marketing approval.

Other Income (Expense), Net

Interest Income

Interest income primarily consists of interest earned on cash equivalents, consisting of money market funds, U.S. treasury securities and corporate debt securities, as well as marketable securities, consisting of U.S treasury securities, U.S. government agency securities and corporate debt securities.

Interest Expense

Interest expense primarily consists of amortization of debt issuance costs and discount and interest expense under the Hercules Loan Agreement.

Results of Operations

Comparison of the Years Ended December 31, 2025 and 2024

The following table summarizes our results of operations for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024	Change
Operating expenses:
Research and development	$170,640	$96,671	$73,969
Selling, general and administrative	65,382	33,049	32,333
Total operating expenses	236,022	129,720	106,302
Loss from operations	(236,022)	(129,720)	(106,302)
Other income (expense), net:
Interest income	27,761	21,292	6,469
Interest expense	(3,607)	(572)	(3,035)
Other income (expense)	45	(2)	47
Total other income (expense), net	24,199	20,718	3,481
Loss before income taxes	(211,823)	(109,002)	(102,821)
Income tax expense	(361)	(355)	(6)
Net loss	$(212,184)	$(109,357)	$(102,827)

Research and Development Expenses

The following table summarizes our research and development expenses for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024	Change
Bitopertin	$58,827	$28,105	$30,722
DISC-0974	27,586	16,943	10,643
DISC-3405	17,693	13,934	3,759
Other research programs and expenses	19,374	10,150	9,224
Personnel-related (including equity-based compensation)	47,160	27,539	19,621
Total research and development expenses	$170,640	$96,671	$73,969

Research and development expenses were $170.6 million for the year ended December 31, 2025, compared to $96.7 million for the year ended December 31, 2024. The increase of $74.0 million was primarily due to an increase of $30.7 million in bitopertin development expense consisting of a $10.0 million milestone payment triggered by the initiation of our APOLLO trial and a $20.7 million increase in ongoing costs associated with both the APOLLO study and the HELIOS long-term extension trial. Personnel-related costs increased $19.6 million related to higher research and development headcount, including an increase of $9.0 million in stock-based compensation driven by awards granted under our equity compensation plans. DISC-0974 development expenses increased $10.6 million primarily due to clinical trial advancement and drug manufacturing activities. Other research programs and expenses increased $9.2 million related to expanded research initiatives and ongoing program support. Additionally, DISC-3405 development expenses increased $3.8 million driven by a $10.0 million milestone payment triggered by the first administration to a patient in a Phase 2 clinical trial, partially offset by a decrease of $6.2 million related to manufacturing costs incurred in the year ended December 31, 2024 that did not recur in the year ended December 31, 2025.

Selling, General and Administrative Expenses

The following table summarizes our selling, general and administrative expenses for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024	Change
Personnel-related (including equity-based compensation)	$36,838	$19,367	$17,471
Legal, consulting and professional fees	22,699	9,645	13,054
Other expenses	5,845	4,037	1,808
Total selling, general and administrative expenses	$65,382	$33,049	$32,333

Selling, general and administrative expenses were $65.4 million for the year ended December 31, 2025, compared to $33.0 million for the year ended December 31, 2024. The increase of $32.3 million was primarily due to an increase of $17.5 million in personnel-related costs due to higher selling, general and administrative headcount, including an increase of $8.6 million in stock-based compensation driven by awards granted under our equity compensation plans. There was also a $13.1 million increase in legal, consulting, and professional fees primarily related to developing our commercialization capabilities.

Other Income (Expense), Net

Other income (expense), net was $24.2 million for the year ended December 31, 2025, compared to $20.7 million for the year ended December 31, 2024. The increase of $3.5 million was primarily due to higher interest income driven by larger cash, cash equivalents and marketable securities balances, partially offset by an increase in interest expense associated with our term loan.

Income Tax Expense

Income tax expense was $0.4 million for the years ended December 31, 2025 and 2024, respectively. This expense primarily relates to state income tax resulting from an increase in interest income.

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

To date, we have funded our operations primarily with proceeds from the sale of our convertible preferred stock and common stock, the proceeds from the merger with Gemini, proceeds from various private and public sales of our equity securities, and proceeds from borrowings under the Hercules Loan Agreement. Through December 31, 2025, we have received net proceeds of $144.5 million from sales of our Series Seed, Series A and Series B convertible preferred stock, $89.5 million from the merger with Gemini, $941.8 million from various private and public sales of our equity securities, and $27.6 million from borrowings under the Hercules Loan Agreement. As of December 31, 2025, we had cash, cash equivalents, and marketable securities of $791.2 million.

We have incurred significant operating losses since inception and, as of December 31, 2025, had an accumulated deficit of $510.2 million. In addition, we expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future. We believe that our cash, cash equivalents and marketable securities will be sufficient to fund our current operating and capital expenditure plans and our debt service obligations into 2029, without taking into account any potential net cash inflows from bitopertin or any other marketed product, if approved during such period. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. We may also pursue additional cash resources through public or private equity offerings, collaborations or additional debt financing.

Cash Flows

The following table provides information regarding our cash flows for each period presented (in thousands):

	Year Ended December 31,
	2025	2024
Net cash (used in) provided by:
Operating activities	$(180,393)	$(93,926)
Investing activities	(394,299)	(292,332)
Financing activities	473,407	218,314
Net decrease in cash, cash equivalents and restricted cash	$(101,285)	$(167,944)

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

During the year ended December 31, 2025, net cash used in operating activities of $180.4 million was primarily due to our net loss of $212.2 million, offset by changes in operating assets and liabilities of $3.5 million and non-cash expenses of $28.3 million which primarily related to stock-based compensation expense of $34.3 million, reduced by $8.5 million from amortization and accretion of investment securities.

During the year ended December 31, 2024, net cash used in operating activities of $93.9 million was primarily due to our net loss of $109.4 million, offset by changes in operating assets and liabilities of $3.2 million and non-cash expenses of $12.2 million which primarily related to stock-based compensation expense of $16.8 million, reduced by $5.3 million from amortization and accretion of investment securities.

Investing Activities

During the year ended December 31, 2025, net cash used in investing activities was primarily due to purchases of marketable securities of $849.6 million, partially offset by maturities of marketable securities of $456.2 million.

During the year ended December 31, 2024, net cash used in investing activities was primarily due to purchases of marketable securities of $386.6 million, partially offset by maturities of marketable securities of $94.8 million.

Financing Activities

During the year ended December 31, 2025, net cash provided by financing activities of $473.4 million consisted primarily of aggregate net proceeds from sales of common stock and pre-funded warrants of $454.4 million from our underwritten offerings in January and October 2025, aggregate net proceeds of $9.8 million from at-the-market offerings and proceeds from the exercise of stock options of $8.6 million.

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

Future Funding Requirements

We expect our expenses to continue to increase in connection with our ongoing activities, particularly as we continue the research and development of, initiate and complete clinical trials of, and seek regulatory approval for, our product candidates. In addition, depending on the status of regulatory approval, or if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. We may also need to raise additional funds sooner if we choose to pursue additional indications and/or geographies for our current or future product candidates or otherwise expand more rapidly than presently anticipated. Furthermore, we expect to continue to incur costs associated with operating as a public company. Our future capital requirements will depend on and could increase significantly as a result of many factors, including:

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
•
the terms of agreements with third-party manufacturers for supply of product candidate components for our clinical trials;
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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, and marketing, distribution or licensing arrangements with third parties. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our existing stockholders may be materially diluted, and the terms of such securities could include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include restrictive covenants that limit our ability to take specified actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, reduce or eliminate our product development or future commercialization efforts, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations as of December 31, 2025 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Operating lease commitments(1)	$3,130	$738	$1,500	$892	$—
Total	$3,130	$738	$1,500	$892	$—

(1) Amounts reflect contractual rent payments due for our leased and subleased office spaces in Watertown, Massachusetts as of December 31, 2025 and include contractual payments due under our forward-starting lease which is expected to commence in December 2026. The term date for our existing lease is December 31, 2029 and the term date for our existing sublease is November 30, 2026.

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

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model, which requires inputs based on certain subjective assumptions, including:

•
Fair value of our common stock: Prior to the merger with Gemini closing, we determined the estimated fair value of our common-stock based on third-party valuations and certain other relevant objective and subjective factors. See Determination of the Fair Value of Common Stock below for additional details. After the close of the merger, the fair value of our common stock is determined based on the quoted market price of our common stock.
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

Determination of the Fair Value of Common Stock

Prior to the merger with Gemini closing, the estimated fair value of our common stock had been determined by our board of directors as of the date of each option grant with input from management, considering our most recently available third-party valuation of common stock, and our board of directors’ assessment of additional objective and subjective factors that we believed were relevant and which may have changed from the date of the most recent valuation through the date of the grant. These third-party valuations were performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation.

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

Upon closing of the merger, a public trading market for our common stock has been established and it is no longer necessary for our board of directors to estimate the fair value of our common stock in connection with our accounting for granted stock options and other such awards we may grant, as the fair value of our common stock is now determined based on the quoted market price of our common stock

Recently Issued and Adopted Accounting Pronouncements

A description of recently issued and certain recently adopted accounting pronouncements that have or may potentially impact our financial position and results of operations is included in Note 2 - Summary of Significant Accounting Policies to our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As of December 31, 2025, we had cash, cash equivalents and marketable securities of $791.2 million. As of December 31, 2025, our cash equivalents consisted of U.S. treasury and corporate debt securities with original maturities of three months or less and our marketable securities consisted of U.S. treasury, U.S. government agency, and corporate debt securities which were classified as available-for-sale securities. As of December 31, 2024, we had cash, cash equivalents, and marketable securities of $489.9 million. As of December 31, 2024, our cash equivalents consisted of money market funds and U.S. treasury securities and our marketable securities consisted of U.S. treasury securities and U.S. government agency securities which were classified as available-for-sale securities. Our primary investment objectives are the preservation of capital and the maintenance of liquidity, and our investment policy defines allowable investments based on quality of the institutions and financial instruments designed to minimize risk exposure. Our exposure to interest rate sensitivity is affected by changes in the general level of U.S. interest rates. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term maturities and low risk profiles of our investments, we do not anticipate a significant exposure to interest rate risk. If market interest rates were to increase immediately and uniformly by one percentage point from levels as of December 31, 2025, the net fair value of our marketable securities would decrease by approximately $5.2 million.

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

Inflation generally affects us by increasing our cost of labor and contract research. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the years ended December 31, 2025, 2024 and 2023.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

DISC MEDICINE, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Disc Medicine, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Disc Medicine, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2026 expressed an unqualified opinion thereon.

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

Accrued External Research and Development Expenses

Description of the Matter

As of December 31, 2025, the Company had recognized accrued external research and development expenses of approximately $11.5 million, which includes accrued expenses related to contracts with contract research organizations and investigative sites in connection with clinical trials. As described in Note 2 to the consolidated financial statements, the Company’s determination of accrued external research and development expenses incurred at each reporting period incorporates judgment and utilizes various assumptions as payments for such activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred. Such judgments and assumptions include an evaluation of the information provided to the Company by third parties on actual costs incurred, the time period over which services will be performed and the level of effort expended in each period.

Auditing the Company’s accrued external research and development expenses related to contracts with contract research organizations and investigative sites in connection with clinical trials is especially complex due to the significant volume of transactions and the use of third-party data involved in determining the accrual balance that was accumulated from multiple sources. In addition, in certain circumstances, the determination of the nature and level of services that have been received during the reporting period requires judgment because the timing and pattern of vendor invoicing did not correspond to the level of services provided and invoicing from clinical study sites and other vendors may not yet be available to management.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s estimation of accrued external research and development expenses related to contracts with contract research organizations and investigative sites in connection with clinical trials.

Our audit procedures included, among others, testing the completeness and accuracy of the underlying data used in the estimate, including actual and expected patient enrollment research services incurred to date and terms of contractual arrangements. To assess the reasonableness of the Company’s estimate of the level of services provided by clinical study sites and other vendors, we corroborated the progress of the underlying clinical research and development service arrangements with Company personnel and obtained direct third-party confirmations supporting the contractual arrangements and estimated costs incurred to date. We recalculated the accrual based on executed contracts with the contract research organizations. We also obtained invoices received from third parties subsequent to the balance sheet date to test the Company’s accrual for the level of services provided as of December 31, 2025 that have not been paid.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2020.

Boston, Massachusetts

February 26, 2026

DISC MEDICINE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$91,145	$192,434
Marketable securities	700,007	297,447
Prepaid expenses and other current assets	12,746	3,734
Total current assets	803,898	493,615
Property and equipment, net	1,159	751
Right-of-use assets, operating leases	1,096	1,569
Other assets	726	838
Total assets	$806,879	$496,773
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,018	$7,948
Accrued external research and development expenses	11,451	7,141
Other accrued expenses	15,561	8,097
Operating lease liabilities, current	611	130
Total current liabilities	36,641	23,316
Long-term debt, net	29,159	28,322
Operating lease liabilities, non-current	1,253	1,548
Total liabilities	67,053	53,186
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, no shares issued or outstanding as of December 31, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized as of December 31, 2025 and December 31, 2024; 37,890,616 and 29,865,030 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	4	3
Additional paid-in capital	1,249,043	741,297
Accumulated other comprehensive income	965	289
Accumulated deficit	(510,186)	(298,002)
Total stockholders’ equity	739,826	443,587
Total liabilities and stockholders’ equity	$806,879	$496,773

The accompanying notes are an integral part of these consolidated financial statements.

DISC MEDICINE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2025	2024	2023
Operating expenses:
Research and development	$170,640	$96,671	$69,264
Selling, general and administrative	65,382	33,049	21,861
Total operating expenses	236,022	129,720	91,125
Loss from operations	(236,022)	(129,720)	(91,125)
Other income (expense), net:
Interest income	27,761	21,292	14,797
Interest expense	(3,607)	(572)	—
Other income (expense)	45	(2)	(2)
Total other income (expense), net	24,199	20,718	14,795
Loss before income taxes	(211,823)	(109,002)	(76,330)
Income tax expense	(361)	(355)	(99)
Net loss	$(212,184)	$(109,357)	$(76,429)
Net loss per share, basic and diluted	$(6.01)	$(3.96)	$(3.42)
Weighted-average common shares outstanding, basic and diluted	35,295,663	27,606,022	22,315,877

Comprehensive loss:
Net loss	$(212,184)	$(109,357)	$(76,429)
Other comprehensive income:
Foreign currency translation adjustments	(1)	(27)	—
Unrealized gain on marketable securities	677	316	—
Total other comprehensive income	676	289	—
Comprehensive loss	$(211,508)	$(109,068)	$(76,429)

The accompanying notes are an integral part of these consolidated financial statements.

DISC MEDICINE, INC.

CONSOLIDATED STATEMENTS STOCKHOLDERS’ EQUITY

(In thousands, except share and per share amounts)

	Common Stock $0.0001 Par Value		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2022	17,403,315	$2	$288,814	$—	$(112,216)	$176,600
Issuance of common stock upon exercise of stock options	254,432	—	2,763	—	—	2,763
Issuance of common stock upon vesting of restricted stock awards	1,916	—	—	—	—	—
Issuance of common stock upon exercise of warrants	1,229,221	—	—	—	—	—
Sale of common stock in follow-on public offering, net of issuance costs of $9,272	3,015,919	—	138,508	—	—	138,508
Sale of pre-funded warrants in follow-on public offering, net of issuance costs of $627	—	—	9,373	—	—	9,373
Sale of common stock in underwritten offering, net of issuance costs of $80	1,488,166	—	34,148	—	—	34,148
Sale of pre-funded warrants in underwritten offering, net of issuance costs of $66	—	—	28,206	—	—	28,206
Sale of common stock in at-the-market offerings, net of issuance costs of $742	967,264	—	26,422	—	—	26,422
Stock-based compensation expense	—	—	5,530	—	—	5,530
Net loss	—	—	—	—	(76,429)	(76,429)
Balance at December 31, 2023	24,360,233	$2	$533,764	$—	$(188,645)	$345,121
Issuance of common stock upon exercise of stock options	315,266	—	2,976	—	—	2,976
Issuance of common stock under employee stock purchase plan	11,082	—	441	—	—	441
Sale of common stock in an underwritten offering, net of issuance costs of $5,472	4,944,000	1	172,511	—	—	172,512
Sale of common stock in at-the-market offerings, net of issuance costs of $518	234,449	—	14,790	—	—	14,790
Stock-based compensation expense	—	—	16,815	—	—	16,815
Foreign currency translation adjustments	—	—	—	(27)	—	(27)
Unrealized gain on marketable securities	—	—	—	316	—	316
Net loss	—	—	—	—	(109,357)	(109,357)
Balance at December 31, 2024	29,865,030	$3	$741,297	$289	$(298,002)	$443,587
Issuance of common stock upon exercise of stock options	578,872	—	8,641	—	—	8,641
Issuance of common stock upon vesting of restricted stock units	117,911	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	14,115	—	578	—	—	578
Sale of common stock in underwritten offerings, net of issuance costs of $28,978	7,152,231	—	440,346	—	—	440,346
Sale of pre-funded warrants in underwritten offerings, net of issuance costs of $925	—	—	14,076	—	—	14,076
Sale of common stock in at-the-market offering, net of issuance costs of $302	162,457	1	9,765	—	—	9,766
Stock-based compensation expense	—	—	34,340	—	—	34,340
Foreign currency translation adjustments	—	—	—	(1)	—	(1)
Unrealized gain on marketable securities	—	—	—	677	—	677
Net loss	—	—	—	—	(212,184)	(212,184)
Balance at December 31, 2025	37,890,616	$4	$1,249,043	$965	$(510,186)	$739,826

The accompanying notes are an integral part of these consolidated financial statements.

DISC MEDICINE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities
Net loss	$(212,184)	$(109,357)	$(76,429)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	281	156	100
Stock-based compensation	34,340	16,815	5,530
Amortization/accretion of investment securities	(8,519)	(5,304)	—
Loss from initial consolidation of variable interest entity	852	—	—
Non-cash lease expense	473	433	290
Non-cash interest expense	837	127	—
Other non-cash items	1	(27)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(8,922)	1,571	(1,166)
Accounts payable	1,070	(4,681)	(3,741)
Accrued external research and development expenses	4,310	5,155	169
Other accrued expenses	6,882	1,681	1,839
Operating lease liabilities	186	(495)	(54)
Net cash used in operating activities	(180,393)	(93,926)	(73,462)
Cash flows from investing activities
Purchases of marketable securities	(849,585)	(386,627)	—
Maturities of marketable securities	456,219	94,800	—
Purchases of property and equipment	(933)	(505)	(89)
Net cash used in investing activities	(394,299)	(292,332)	(89)
Cash flows from financing activities
Proceeds from sale of common stock in underwritten offerings, net of issuance costs paid	440,346	172,512	199,078
Proceeds from sale of pre-funded warrants in underwritten offerings, net of issuance costs paid	14,076	—	37,579
Proceeds from sale of common stock in at-the-market offerings, net of issuance costs paid	9,766	14,790	—
Proceeds from issuance of long-term debt, net of issuance costs paid	—	28,988	—
Payment of debt issuance costs	—	(1,393)	—
Proceeds from stock option exercises	8,641	2,976	2,722
Contributions from employee stock purchase plan	578	441	—
Net cash provided by financing activities	473,407	218,314	239,379
Net (decrease) increase in cash, cash equivalents and restricted cash	(101,285)	(167,944)	165,828
Cash, cash equivalents and restricted cash, beginning of period	192,672	360,616	194,788
Cash, cash equivalents and restricted cash, end of period	$91,387	$192,672	$360,616

The accompanying notes are an integral part of these consolidated financial statements.

DISC MEDICINE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands)

	Year Ended December 31,
	2025	2024	2023
Supplemental cash flow information
Cash paid for interest	$2,795	$198	$—
Cash paid for amounts included in the measurement of operating lease liabilities	$850	$718	$186

The accompanying notes are an integral part of these consolidated financial statements.

DISC MEDICINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Nature of the Business

Disc Medicine, Inc. (together with its subsidiaries, the “Company”) is a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of novel treatments for patients suffering from serious hematologic diseases. The Company has assembled a portfolio of clinical and preclinical product candidates that aim to modify fundamental biological pathways associated with the formation and function of red blood cells, specifically heme biosynthesis and iron homeostasis. The Company's current pipeline includes bitopertin for the treatment of erythropoietic porphyrias ("EPs"), including erythropoietic protoporphyria ("EPP"), and X-linked protoporphyria ("XLP"); DISC-0974 for the treatment of anemia of myelofibrosis ("MF"), and anemia of inflammatory bowel disease ("IBD"); and DISC-3405 for the treatment of polycythemia vera ("PV"), sickle cell disease ("SCD"), and other hematologic disorders. In addition, the Company's preclinical programs include DISC-0998 for the treatment of anemia associated with inflammatory diseases. The Company's approach to product development leverages well-understood molecular mechanisms that have been validated in humans. The Company believes that each of its product candidates, if approved, has the potential to improve the lives of patients suffering from hematologic diseases. The Company was founded in October 2017. The Company’s principal offices are located in Watertown, Massachusetts.

The Company is subject to a number of risks and uncertainties common to the biotechnology industry, including, but not limited to, risks associated with completing preclinical studies and clinical trials, receiving regulatory approvals for product candidates, development by competitors of new biopharmaceutical products, dependence on key personnel, reliance on third-party organizations, protection of proprietary technology, compliance with government regulations and the ability to secure additional capital to fund operations. The Company’s research and development programs require significant additional research and development efforts, including preclinical and clinical testing and regulatory approval, prior to commercialization. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will realize revenue from product sales.

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

Except as otherwise indicated, references herein to “Disc”, the “Company”, or the “combined company”, refer to Disc Medicine, Inc. on a post-merger basis, and the term “Private Disc” refers to the business of privately-held Disc Medicine, Inc., prior to completion of the merger. References to "Gemini" refer to Gemini Therapeutics, Inc. prior to completion of the merger.

In connection with the merger, each person who was a stockholder of record of Gemini or had the right to receive Gemini’s common stock received a contractual contingent value right (“CVR”) issued by Gemini subject to and in accordance with the terms and conditions of a Contingent Value Rights Agreement (the “CVR Agreement”). The CVRs represented the contractual right to receive consideration from the post-closing combined company upon the receipt of certain proceeds from a disposition of Gemini’s pre-merger assets (specifically, Gemini’s intellectual property assets (“Gemini IP”), which the Company assumed in the merger) during the one year after the closing of the merger, calculated in accordance with the CVR Agreement.

To satisfy its obligations with respect to the CVRs and the Gemini IP, the Company hired an outside firm to attempt to sell the Gemini IP. In June 2023, the Company received an offer and recorded a $1.5 million liability representing the estimated fair value of the Company’s obligation to the holders of the CVRs. However, the counterparty and the Company were unable to come to an agreement. The disposition period ended on December 29, 2023 and no dispositions of Gemini's pre-merger assets were made during the disposition period. Therefore, there were no CVR payments made to the holders and there will not be any future CVR payments to the holders. The Company’s obligations under the CVR Agreement expired and the CVRs are valueless. In December 2023, the Company recognized the reversal of the $1.5 million liability in the consolidated statements of operations and comprehensive loss. The Company generated no revenue from Gemini’s pre-merger assets and incurred approximately $1.6 million in aggregate costs (including maintenance of license agreements, storage, legal and other fees) during the year ended December 31, 2023, to maintain Gemini’s pre-merger assets solely in order to fulfill the Company’s obligations under the CVR Agreement.

Liquidity and Capital Resources

The Company’s consolidated financial statements have been prepared on the basis of the Company continuing as a going concern. The Company expects that its existing cash, cash equivalents and marketable securities as of December 31, 2025 of $791.2 million will enable the Company to fund its planned operating expense and capital expenditure requirements for at least twelve months from the date of issuance of these consolidated financial statements. The Company has incurred recurring losses and negative cash flows from operations since inception. As of December 31, 2025, the Company had an accumulated deficit of $510.2 million. The Company expects its operating losses and negative operating cash flows to continue into the foreseeable future. The future viability of the Company is dependent on its ability to generate cash from operating activities or to raise additional capital to finance its operations. There can be no assurance that the Company will ever earn revenues or achieve profitability, or if achieved, that the revenues or profitability will be sustained on a continuing basis. In addition, the Company’s preclinical and clinical development activities, manufacturing and commercialization of the Company’s product candidates, if approved, may require significant additional financing.

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

Segment Information

The Company manages its operations as a single operating segment for the purposes of assessing performance and making operating decisions, resulting in a single reportable segment. The Company has determined that its chief operating decision maker is its Chief Executive Officer. The Company’s chief operating decision maker reviews the Company’s financial information on a consolidated basis for purposes of allocating resources and assessing financial performance. All of the Company’s tangible assets are held in the United States. See Note 13 - Segment Information for additional details.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) includes net income (loss) and the change in accumulated other comprehensive income (loss) for the period. Accumulated other comprehensive income (loss) consisted of foreign currency translation adjustments and unrealized gains (losses) on available-for-sale marketable securities during the years ended years ended December 31, 2025, 2024 and 2023.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents include cash in readily available checking and money market accounts and U.S. treasury and corporate debt securities with original maturities of three months or less at the date of purchase. Cash equivalents are reflected at fair value based on quoted market prices as further described in Note 5 - Fair Value Measurements.

Marketable Securities

The Company classifies its marketable securities as available-for-sale. All of the Company’s marketable securities are available to the Company for use in current operations. As a result, the Company classified all of these securities as current assets even though the stated maturity of some individual securities may be one year or more beyond the balance sheet date. Marketable securities are maintained by an investment manager and consist of U.S. treasury, US government agency, and corporate debt securities. Marketable securities are carried at fair value with the unrealized gains and losses included in accumulated other comprehensive income (loss) as a component of stockholders’ equity until realized. Any premium or discount arising at purchase is amortized and/or accreted to interest income and/or expense over the life of the underlying marketable security. Although these marketable securities are available to be sold to meet operating needs or otherwise, they are generally held through maturity. The cost of securities sold is determined on a specific identification basis, and realized gains and losses are included in other income (expense), net within the consolidated statements of operations and comprehensive loss. The Company reviews its portfolio of available-for-sale securities, using both quantitative and qualitative factors, to determine if declines in fair value below cost have resulted from a credit loss or other factors. If the decline in fair value is due to credit loss factors, a loss is recognized. To date, the Company has not experienced any credit losses and does not expect it is exposed to any significant credit risk on these investments.

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

Fair Value Measurements

The Company categorizes its assets and liabilities measured at fair value in accordance with the provisions of ASC Topic 820, Fair Value Measurements and Disclosures, which establishes a consistent framework for measuring fair value and expands disclosures for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. Fair value is defined as the exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•
Level 1: Quoted prices (unadjusted) in active markets for identical assets or liabilities;
•
Level 2: Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable; and
•
Level 3: Unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.

The fair value of the Company’s cash equivalents and marketable securities are determined according to the fair value hierarchy described above (see Note 5 - Fair Value Measurements). The carrying values of the Company’s prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets.

Estimated Useful Life
Leasehold improvements	Shorter of useful life or remaining life of lease
Computer equipment	3.0 years
Furniture and fixtures	3.0 years

Costs for capital assets not yet placed into service are capitalized as construction-in-progress and depreciated in accordance with the above guidelines once placed into service. Upon retirement or sale, the cost of assets disposed and the related accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is included in loss from operations. Expenditures for repairs and maintenance are expensed as incurred.

The Company capitalizes internal costs incurred to develop software for internal use during the application development stage. The Company includes capitalized internally developed software subject to a cloud computing arrangement within other assets. Amortization of capitalized internally developed software costs is recorded within depreciation expense over the estimated useful life of the related asset, which is typically three years.

Impairment of Long-lived Assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with ASC Topic 360, Property, Plant, and Equipment. Long-lived assets, such as property and equipment and right-of-use ("ROU") assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. The recoverability of assets or asset groups to be held and used is measured by a comparison of the carrying amount of an asset or asset group to estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset or asset group exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset or asset group exceeds the estimated fair value of the asset or asset group. There were no impairment losses recorded for the years ended December 31, 2025, 2024 and 2023.

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

Right-of-use assets represent the Company's right to control the underlying assets under lease, and the lease liability is the Company's obligation to make the lease payments related to the underlying assets under lease, over the contractual term. Right-of-use assets and lease liabilities are recognized at the lease commencement date based on the present value of future minimum fixed lease payments to be made over the lease term. The Company uses the non-cancellable lease term unless it is reasonably certain that a renewal or termination option will be exercised. When available, the Company uses the rate implicit in the lease to discount lease payments to present value. As most leases do not provide an implicit rate, the Company estimates the incremental borrowing rate to discount the lease payments. The Company estimates the incremental borrowing rate based on the rates of interest that the Company would have to pay to borrow an amount equal to the lease payments on a collateralized basis, over a similar term, and in a similar economic environment. The right-of-use asset also includes any lease prepayments and initial direct costs, offset by lease incentives.

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

If the Company acquires an asset or group of assets under an in-licensing arrangement that does not meet the definition of a business under ASC Topic 805, Business Combinations, and the acquired in-process research and development does not have an alternative future use, any related upfront license payment is expensed as incurred in accordance with guidance in ASC Topic 730, Research and Development. Where contingent milestone payments are due to third parties under license or other agreements, the milestone payment obligations are recognized as expense when achievement of the contingent milestone is probable, which is generally upon achievement of the milestone event. Any contingent payments that qualify as a derivative liability are recognized at fair value on the Company’s consolidated balance sheets. Annual maintenance fees under license agreements are expensed in the period in which they are incurred. Contingent payments for assets acquired are expensed as incurred or capitalized and amortized based on the nature of the associated asset at the date the payment is recognized. Milestone payments made to third parties subsequent to regulatory approval are capitalized as intangible assets and amortized over the estimated remaining useful life of the related product. Royalties owed on sales of the products licensed pursuant to license agreements are expensed in the period the related revenues are recognized.

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

Stock-Based Compensation

The Company accounts for all stock-based awards granted to employees and non-employees as stock-based compensation expense at fair value in accordance with ASC Topic 718, Compensation - Stock Compensation. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model, which requires inputs based on certain subjective assumptions, including the fair value of the Company’s common stock on the date of grant, the expected stock price volatility, the expected term of the option, the risk-free interest rate for a period that approximates the expected term of the option and the Company’s expected dividend yield. Due to the lack of company-specific historical and implied volatility data, the Company determines the volatility for awards granted based on an analysis of reported data for a group of guideline companies that issued options with substantially similar terms. The expected volatility has been determined using a weighted-average of the historical volatility measures of this group of guideline companies. The Company expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. The expected term of the Company’s stock options granted to employees has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. The Company has not paid, and does not anticipate paying, cash dividends on its common stock; therefore, the expected dividend yield is assumed to be zero. The grant date fair value of restricted stock units and shares of restricted stock granted is based on the fair value of the underlying common stock on the date of grant.

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

The Company classifies stock-based compensation expense in the consolidated statements of operations and comprehensive loss in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified. See Note 10 - Stock-Based Compensation for a summary of the stock-based award activity under the Company’s stock-based compensation plans.

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

The Company accounts for income taxes in accordance with authoritative accounting guidance which states the impact of an uncertain income tax position is recognized at the largest amount that is “more likely than not” to be sustained upon audit by the relevant taxing authority. There are no unrecognized tax benefits included in the Company’s consolidated balance sheets as of December 31, 2025 or December 31, 2024. The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense. The Company has not recognized interest or penalties related to income tax matters in its consolidated statements of operations and comprehensive loss since inception.

The Company files federal income tax returns in the United States, the Netherlands and Australia and state income tax returns in Massachusetts and various other state jurisdictions. The Company’s income tax returns are subject to review and tax assessment from an income tax examination. As of December 31, 2025, the Company was not under examination by the Internal Revenue Service or other jurisdictions for any tax year.

Net Loss Per Share

Basic and diluted net loss per share is computed by dividing net loss by the weighted-average common shares outstanding. The weighted-average common shares outstanding used in the basic and diluted net loss per share calculation includes the pre-funded warrants issued in connection with the Company’s underwritten offerings in October 2025, January 2025, and June 2023 as the pre-funded warrants are exercisable for nominal cash consideration. In periods in which the Company reports a net loss, diluted net loss per share is generally the same as basic net loss per share since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires enhanced disclosures related to the rate reconciliation and income taxes paid, among other changes. The Company adopted the standard effective January 1, 2025, on a prospective basis. The adoption of ASU 2023-09 did not have a material impact on the Company’s consolidated financial statements, but did result in expanded income tax disclosures as required by the amended guidance. Refer to Note 11 - Income Taxes for additional details.

Recently Issued Accounting Pronouncements Not Yet Adopted

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

3. Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash consisted of the following (in thousands):

	December 31,	December 31,
	2025	2024
Cash and cash equivalents	$91,145	$192,434
Restricted cash	242	238
Total cash, cash equivalents and restricted cash as shown on the consolidated statements of cash flows	$91,387	$192,672

The Company's restricted cash balance, which is classified within prepaid expenses and other current assets and other assets on the consolidated balance sheets, consists of letters of credit related to leased and subleased office space in Watertown, Massachusetts. The Company is required to maintain a separate cash balance to secure its letters of credit.

4. Marketable Securities

Marketable securities as of December 31, 2025 consisted of the following (in thousands):

		Gross Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Marketable securities available-for-sale:
U.S. treasury securities	$484,670	$859	$—	$485,529
Corporate debt securities	132,913	44	(16)	132,941
U.S. government agency securities	81,431	110	(4)	81,537
Total available-for-sale securities	$699,014	$1,013	$(20)	$700,007

Marketable securities as of December 31, 2024 consisted of the following (in thousands):

		Gross Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Marketable securities available-for-sale:
U.S. treasury securities	$189,409	$288	$(34)	$189,663
U.S. government agency securities	107,722	85	(23)	107,784
Total available-for-sale securities	$297,131	$373	$(57)	$297,447

As of December 31, 2025, all of the Company’s marketable securities are available to the Company for use in current operations. As a result, the Company has classified all of these securities as current assets even though the stated maturity of some individual securities may be one year or more beyond the balance sheet date.

The following table shows the fair value of the Company’s marketable securities, by contractual maturity, as of December 31, 2025 (in thousands):

December 31, 2025
Due within one year	$479,683
Due after one year through five years	220,324
Total available-for-sale securities	$700,007

The aggregate fair value of marketable securities with unrealized losses was $41.3 million as of December 31, 2025 and $51.0 million as of December 31, 2024. As of December 31, 2025 and December 31, 2024, five investments, respectively, were in an unrealized loss position. All such investments have been in an unrealized loss position for less than a year and these losses are considered temporary. The Company has the ability and intent to hold these investments until a recovery of their amortized cost, which may not occur until maturity. The Company expects that U.S. treasury, U.S. government agency and corporate debt securities are subject to minimal credit risk. As a result, the Company did not record any charges for credit-related impairments for its available-for-sale securities during the years ended December 31, 2025, 2024 and 2023.

5. Fair Value Measurements

The following tables present information about the Company’s assets and liabilities that are measured and carried at fair value on a recurring basis and indicate the level within the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value, which is described further within Note 2 - Summary of Significant Accounting Policies.

Financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2025 are summarized as follows (in thousands):

	December 31, 2025
	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$72,932	$—	$—
Corporate debt securities	—	9,981	—
Total cash equivalents	72,932	9,981	—
Marketable securities:
U.S. treasury securities	—	485,529	—
Corporate debt securities	—	132,941	—
U.S. government agency securities	—	81,537	—
Total marketable securities	—	700,007	—
Total assets	$72,932	$709,988	$—

Financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2024 are summarized as follows (in thousands):

	December 31, 2024
	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$88,735	$—	$—
U.S. treasury securities	—	91,916	—
Total cash equivalents	88,735	91,916	—
Marketable securities:
U.S. treasury securities	—	189,663	—
U.S. government agency securities	—	107,784	—
Total marketable securities	—	297,447	—
Total assets	$88,735	$389,363	$—

The fair value of the Company’s Level 1 cash equivalents, consisting of money market funds, is based on quoted market prices in active markets with no valuation adjustment. The fair value of the Company’s Level 2 cash equivalents consisting of U.S. treasury and corporate debt securities with original maturities of three months or less and marketable securities consisting of U.S. treasury, U.S. government agency, and corporate debt securities with original maturities 24 months or less, are determined through third-party pricing services. The amortized cost of cash equivalents approximates the fair value.

There were no impairments of the Company’s assets measured and carried at fair value during the years ended December 31, 2025, 2024 and 2023. In addition, there were no changes in valuation techniques during the years ended December 31, 2025 and 2024. There were no transfers between Level 1, Level 2 and Level 3 financial assets during the year ended December 31, 2025. The Company transferred assets of $0.9 million from Level 2 to Level 1 during the year ended December 31, 2024. The Company did not have any non-recurring fair value measurements on any assets or liabilities during the years ended December 31, 2025 and 2024.

6. Other Accrued Expenses

Other accrued expenses consisted of the following (in thousands):

	December 31,	December 31,
	2025	2024
Accrued employee-related expenses	$12,642	$7,211
Accrued professional fees	2,214	531
Accrued other	705	355
Total other accrued expenses	$15,561	$8,097

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

In January 2025, the Company made a milestone payment of $3.0 million upon the first administration to a patient in the Phase 2 clinical trial of DISC-0974 which was recorded within research and development in the Company’s consolidated statements of operations and comprehensive loss for the year ended December 31, 2025. As of December 31, 2025, no additional milestones were deemed probable of achievement.

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

In June 2025, the Company made a milestone payment of $10.0 million upon the initiation of the first Phase 3 clinical trial with a licensed product in a first indication which was recorded within research and development in the Company’s consolidated statements of operations and comprehensive loss for the year ended December 31, 2025. The next potential milestone payment is $15.0 million due upon regulatory approval in the United States with a licensed product in a first indication. As of December 31, 2025, this milestone was not deemed probable of achievement.

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

In October 2023, the Company made a milestone payment of $5.0 million upon the first administration to a patient in the Phase 1 clinical trial for DISC-3405. In September 2025, the Company made a milestone payment of $10.0 million upon the first administration to a patient in a Phase 2 clinical trial for DISC-3405. These payments were recorded within research and development in the Company’s consolidated statements of operations and comprehensive loss. The next potential milestone payment is $5.0 million due upon the first administration to a patient in a Phase 1b clinical trial with a licensed product in a second indication. As of December 31, 2025, this milestone was not deemed probable of achievement. Subsequent to December 31, 2025, on February 9, 2026, this milestone was achieved. See Note 17 - Subsequent Events for additional details.

License Agreement with Oak Bay Biosciences, Inc. (“OBB”)

In December 2024, the Company entered into an out-license agreement with OBB pursuant to which the Company granted an exclusive license, with the right to grant sublicenses, to certain Gemini intellectual property. Under the terms of the agreement, the Company received an upfront payment of $0.2 million with additional consideration receivable upon the achievement of certain clinical, regulatory and sales milestones up to $7.0 million, $35.0 million, and $160.0 million, respectively. As of December 31, 2025, none of the milestones had been achieved, nor were they considered probable of achievement.

Merger Agreement

In May 2025, the Company acquired a privately held company with a clinic-ready program for myelodysplastic syndromes and similar hematologic conditions. The transaction included no upfront cash payment and up to $50.0 million in late-stage contingent development and sales-based milestone payments (“Contingent Consideration”). The acquired entity’s primary asset was in-process research and development (“IPR&D”) with no alternative future use.

The Company determined that the acquired entity did not meet the definition of a business under ASC Topic 805. The transaction was accounted for as the initial consolidation of a variable interest entity (“VIE”) in accordance with ASC Topic 810, as the acquired entity lacked sufficient equity at risk to fund its operations, and the Company became its sole equity holder and primary beneficiary.

In connection with the transaction, the Company recorded the acquired assets and assumed liabilities at their estimated fair values as of the acquisition date, which resulted in net acquired liabilities of $0.5 million, excluding Contingent Consideration. Total consideration transferred, including the fair value of the Contingent Consideration, was $0.3 million. The difference between the consideration transferred and the fair value of net liabilities assumed resulted in a $0.9 million loss upon initial consolidation, which was recorded within research and development in the Company’s consolidated statements of operations and comprehensive loss for the year ended December 31, 2025.

The fair value of the Contingent Consideration was determined using Level 3 unobservable inputs including management's estimates of milestone achievement probabilities and the application of an appropriate discount rate. Because the milestone payments were not accounted for as derivatives under ASC Topic 815, they were initially measured at fair value as of the acquisition date and are not remeasured each reporting period. The Contingent Consideration will be adjusted when it is determined that achievement of the contingent milestone is probable, which is generally upon achievement of the milestone event.

As part of the transaction, the Company also obtained an exclusive license to certain intellectual property. Under the terms of the license, the Company is obligated to make certain development and sales-based milestone payments of up to $5.6 million and $20.0 million, respectively, for each compound. Additionally, the Company is required to pay royalties on net sales of licensed products at rates in the low single-digits. As of December 31, 2025, none of the milestones had been achieved, nor were they considered probable of achievement.

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

The Company recorded debt discount and debt issuance costs of $1.8 million upon closing of the Hercules Loan Agreement. Debt discount and unamortized debt issuance costs were recorded as a reduction of the carrying amount on the term loan and are amortized as interest expense using the effective-interest method. In addition, unamortized deferred financing costs of $0.6 million were recorded in other assets as of December 31, 2025 and 2024 related to the Company's right to borrow additional amounts in the future.

Interest expense related to the Term Loan Facility for the years ended December 31, 2025 and 2024 was $3.6 million and $0.6 million, respectively. As of December 31, 2025 and 2024, the carrying value of the Term Loan Facility approximates its fair value.

The obligations under the Term Loan Facility as of December 31, 2025 consisted of the following (in thousands):

December 31,
2025
Principal term loan balance	$30,000
Unamortized debt discount and issuance costs	(1,351)
Accrued end of term fee	510
Long-term debt, net	$29,159

The annual principal payments due under the Term Loan Facility as of December 31, 2025 were as follows (in thousands):

2026	$—
2027	—
2028	2,211
2029	27,789
Total	$30,000

The table of future principal payments excludes the End of Term Charge of $2.0 million, which is due upon the maturity of the loan.

9. Stockholders' Equity

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock, $0.0001 par value per share. As of December 31, 2025 no shares of preferred stock were issued or outstanding.

Common Stock

The Company is authorized to issue up to 100,000,000 shares of common stock, $0.0001 par value per share. As of December 31, 2025, 37,890,616 shares of common stock were issued and outstanding.

Underwritten Offerings

October 2025 Offering

In October 2025, in connection with an underwriting agreement with Jefferies LLC, Leerink Partners LLC, Morgan Stanley & Co. LLC, and Cantor Fitzgerald & Co., the Company sold 2,619,049 shares of its common stock, at a public offering price of $84.00 per share. The Company also sold pre-funded warrants to purchase an aggregate of 59,523 shares of common stock at a price of $83.9999 per pre-funded warrant. The Company received aggregate net proceeds of $211.0 million, after deducting offering expenses of $14.0 million. As of December 31, 2025, none of the 59,523 pre-funded warrants had been exercised.

January 2025 Offering

In January 2025, in connection with an underwriting agreement with Jefferies LLC, Leerink Partners LLC, Stifel, Nicolaus & Company, Incorporated and Cantor Fitzgerald & Co., the Company sold 4,533,182 shares of its common stock, which included the exercise in full by the underwriters of their option to purchase up to 615,000 additional shares of common stock, at a public offering price of $55.00 per share. The Company also sold pre-funded warrants to purchase an aggregate of 181,818 shares of common stock at a price of $54.9999 per pre-funded warrant. The Company received aggregate net proceeds of $243.4 million, after deducting offering expenses of $15.9 million. As of December 31, 2025, none of the 181,818 pre-funded warrants had been exercised.

June 2024 Offering

In June 2024, the Company entered into an underwriting agreement with Leerink Partners LLC related to an underwritten offering. Pursuant to the agreement, the Company sold 4,944,000 shares of common stock of the Company, par value $0.0001 per share, at a price to the public of $36.00 per share. The Company received net proceeds of $172.5 million, after deducting the underwriting discount and offering expenses of $5.5 million.

June 2023 Offering

In June 2023, the Company sold 3,015,919 shares of its common stock upon the completion of its public follow-on offering, which included the exercise in full by the underwriters of their option to purchase up to 420,000 additional shares of common stock, at a public offering price of $49.00 per share. The Company also sold, in lieu of shares of the Company’s common stock, pre-funded warrants to purchase an aggregate of 204,081 shares of common stock at a price of $48.9999 per pre-funded warrant. The Company received aggregate net proceeds of $147.9 million, after deducting offering expenses of $9.9 million. As of December 31, 2025, none of the 204,081 pre-funded warrants had been exercised.

February 2023 Offering

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

At-The-Market ("ATM") Programs

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

During the year ended December 31, 2025, the Company sold an aggregate of 162,457 shares of common stock in Cantor ATM offerings under the August 2024 Shelf and pursuant to the Cantor ATM Agreement. Aggregate gross proceeds from the transaction were $10.1 million and the Company received $9.8 million in net proceeds, after deducting placement agent fees and offering expenses.

Jefferies LLC ("Jefferies")

In October 2023, the Company entered into an Open Market Sale Agreement with Jefferies as sales agent (the “Jefferies ATM Agreement”) to provide for the offering, issuance and sale by the Company of up to $59.7 million of the Company’s common stock from time to time in ATM offerings under the Company's registration statement on Form S-3 filed in January 2023. In November 2023, the Company filed a shelf registration statement on Form S-3 with the SEC, which covered the offering, issuance and sale by the Company of up to an aggregate of $400.0 million of the Company’s common stock, preferred stock, debt securities, warrants or units (the “November 2023 Shelf”). On December 5, 2023, the Company and Jefferies entered into an amendment to the Jefferies ATM Agreement to increase the aggregate offering price of the shares of common stock that the Company may offer under the Jefferies ATM Agreement from $59.7 million to $200.0 million. The material terms and conditions of the Jefferies ATM Agreement otherwise remained unchanged. On November 15, 2024, the Company terminated the Jefferies ATM Agreement. In connection with the termination, the Company recognized the remaining capitalized issuance costs of $0.6 million as selling, general and administrative expense in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2024.

During the years ended December 31, 2024 and 2023, the Company sold an aggregate of 234,449 and 141,914 shares of common stock in Jefferies ATM offerings under the November 2023 Shelf and pursuant to the Jefferies ATM Agreement, respectively. During the years ended December 31, 2024 and 2023, aggregate gross proceeds from the transactions were $15.3 million and $7.2 million, respectively, and the Company received $14.8 million and $7.0 million in net proceeds, after deducting placement agent fees and offering expenses, respectively. In total, the Company sold an aggregate of 376,363 shares of common stock in ATM offerings under the November 2023 Shelf and pursuant to the Jefferies ATM Agreement for aggregate gross proceeds of $22.5 million and aggregate net proceeds received of $21.8 million, after deducting placement agent fees and offering expenses.

SVB Securities LLC

In January 2023, the Company filed a shelf registration statement on Form S-3 with the SEC, which covered the offering, issuance and sale by the Company of up to an aggregate of $300.0 million of the Company’s common stock, preferred stock, debt securities, warrants or units (the “January 2023 Shelf”). Subsequently in January 2023, the Company entered into a Sales Agreement (the “Sales Agreement”) with SVB Securities LLC, as sales agent, to provide for the offering, issuance and sale by the Company of up to $100.0 million of the Company’s common stock from time to time in ATM offerings under the January 2023 Shelf. Effective June 12, 2023, the ATM program with SVB Securities LLC was suspended. Following the date of the ATM suspension, the Company did not make any further sales of its common stock pursuant to the Sales Agreement. The Sales Agreement was terminated effective September 28, 2023. In connection with the ATM suspension, the Company recognized the remaining capitalized issuance costs of $0.3 million as selling, general and administrative expense in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2023.

During the year ended December 31, 2023, the Company sold an aggregate of 825,350 shares of common stock in ATM offerings under the January 2023 Shelf and pursuant to the Sales Agreement. During the year ended December 31, 2023, aggregate gross proceeds from the transactions were $20.0 million and the Company received $19.5 million in net proceeds, after deducting placement agent fees and offering expenses.

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

10. Stock-Based Compensation

2021 Stock Option and Incentive Plan

In February 202

1, Gemini adopted the 2021 Stock Option and Incentive Plan (the "2021 Plan") reserving shares of common stock to grant incentive stock options or nonqualified stock options for the purchase of common stock, stock appreciation rights, restricted stock awards, restricted stock units, unrestricted stock awards, cash-based awards and dividend equivalent rights to employees, officers, directors and consultants. Upon approving the 2021 Plan in February 2021, Gemini ceased granting awards under its then existing 2017 Stock Option and Grant Plan (the "2017 Gemini Plan"). Incentive stock options may only be granted to employees. The 2021 Plan is administered by the plan administrator, which is the compensation committee of the Company’s board of directors, provided therein, which has discretionary authority, subject only to the express provisions of the 2021 Plan, to interpret the 2021 Plan; determine eligibility for and grant awards; determine form of settlement of awards (whether in cash, shares of stock, other property or a combination of the foregoing), determine, modify or waive the terms and conditions of any award; prescribe forms, rules and procedures; and otherwise do all things necessary to carry out the purposes of the 2021 Plan.

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

The number of shares of common stock reserved for issuance under the 2021 Plan automatically increases on January 1 of each calendar year, starting on January 1, 2022 and continuing through January 1, 2031, in an amount equal to 4% of the total number of shares of the Company’s capital stock outstanding on the last day of the calendar month before the date of each automatic increase, or a lesser number of shares determined by the Company’s board of directors. As of December 31, 2025, 1,158,171 shares remained available for future issuance under the 2021 Plan.

2021 Employee Stock Purchase Plan

In July 2021, Gemini’s board of directors approved the 2021 Employee Stock Purchase Plan (the "2021 ESPP"). The first offering period under the 2021 ESPP began on December 1, 2021. The number of shares of common stock reserved for issuance under the 2021 ESPP automatically increases on January 1 of each calendar year, starting on January 1, 2023 and continuing through January 1, 2031, in an amount equal to the least of (a) 1% of the total number of shares of the Company’s capital stock outstanding on the last day of the calendar month before the date of each automatic increase, (b) 43,055 shares of common stock, or (c) such number of shares determined by the Company’s board of directors. As of December 31, 2025, 283,866 shares remained available for future issuance under the 2021 ESPP.

2021 Inducement Plan

In February 2021, Gemini’s board of directors approved the 2021 Inducement Plan. The 2021 Inducement Plan is a non-stockholder approved stock plan under which equity awards are granted to induce highly-qualified prospective officers and employees who are not currently employed by the Company to accept employment and provide them with a proprietary interest in the Company. From the completion of the merger through December 31, 2025, the Company had not granted awards under the 2021 Inducement Plan. As of December 31, 2025, 161,689 shares remained available for future issuance under the plan.

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

Out-of-Plan Inducement Grants

From time to time, the Company grants equity awards to newly hired executives as a material inducement to enter into employment with the Company. These grants are made in accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules and are issued outside the 2021 Plan, the 2021 Inducement Plan and each of the other stock incentive plans described above. The inducement grants typically include nonqualified stock options to purchase shares of the Company's common stock, as well as restricted stock unit grants representing shares of the Company's common stock. The option awards have a ten-year term, with 25% of the underlying shares vesting and becoming exercisable on the one-year anniversary of the date of grant, and the balance of each option award vesting in equal monthly installments over 36 months thereafter. The restricted stock unit awards vest with respect to 25

% of the underlying shares on each of the first, second, third and fourth anniversaries of the vesting date as set by the Company policy. The inducement grants are included in the stock option and restricted stock unit tables below.

During the year ended December 31, 2025, the Company granted 35,000 nonqualified stock options and 23,333 restricted stock units under employment inducement grants. During the year ended December 31, 2024, the Company granted 220,000 nonqualified stock options and 146,664 restricted stock units under employment inducement grants. The Company made no employment inducement grants during the year ended December 31, 2023.

Stock Options

For purposes of calculating stock-based compensation, the Company estimates the fair value of stock options using the Black-Scholes option-pricing model. This model incorporates various assumptions, including the expected volatility, expected term, and interest rates.

The Company does not yet have sufficient company-specific historical or implied volatility information. Therefore, the Company estimated its expected stock volatility based on the historical volatility of a publicly traded set of peer public companies and the Company will continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the option. For options with service-based vesting conditions, the expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The expected dividend yield of 0% is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

The weighted-average assumptions used to estimate the fair value of stock options granted were as follows:

	Year Ended December 31,
	2025	2024	2023
Risk-free interest rate	4.23%	4.00%	4.03%
Expected term (in years)	6.43	6.35	6.88
Expected volatility	76%	60%	59%
Expected dividend yield	0%	0%	0%
Fair value per share of common stock	$56.05	$58.99	$43.42

The weighted-average grant date fair value of options granted in the years ended December 31, 2025, 2024 and 2023 was $39.53, $35.36 and $26.54 per share, respectively.

The following table summarizes stock option activity for the year ended December 31, 2025:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at December 31, 2024	2,870,364	$26.52	7.44	$106,766
Granted	1,060,514	55.89
Exercised	(578,872)	14.91
Forfeited	(74,539)	43.65
Expired	(8,177)	53.87
Outstanding at December 31, 2025	3,269,290	$37.64	$7.48	$137,014
Exercisable at December 31, 2025	1,741,466	$24.52	$6.36	$95,764

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the common stock as of the end of the period. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2025, 2024 and 2023 was $30.2 million, $14.5 million and $8.3 million, respectively. The total fair value of options vested during the years ended December 31, 2025, 2024 and 2023 was $17.7 million, $10.0 million and $3.7 million, respectively. The tax benefit from the exercise of options eligible for a tax deduction realized during the years ended December 31, 2025, 2024 and 2023 was $21.8 million, $11.0 million and $7.2 million, respectively.

Restricted Stock Units

For purposes of calculating stock-based compensation, the Company determines the fair value of the restricted stock units based on the fair value of the Company’s common stock at the time of grant. The following table summarizes restricted stock unit activity for the year ended December 31, 2025:

	Number of Units	Weighted- Average Grant Date Fair Value
Restricted stock units as of December 31, 2024	475,140	$60.01
Granted	827,402	56.44
Vested	(117,911)	60.15
Forfeited	(42,186)	56.78
Restricted stock units as of December 31, 2025	1,142,445	$57.29

The total fair value of restricted stock units vested during the year ended December 31, 2025 was $7.1 million. There were no restricted stock units which vested during the years ended December 31, 2024 or December 31, 2023.

Shares of Restricted Common Stock

The Company issued a total of 63,061 shares of restricted common stock pursuant to the Private Disc Plan at $0.0001 per share. The stock restrictions related to the sale and transferability of the stock and lapsed over the defined vesting period in the restricted stock agreement. The vesting period was generally contingent upon continued employment or consulting services being provided to the Company. In the event of termination, the Company had the right, but not the obligation to repurchase the unvested shares at the original purchase price. During the year ended December 31, 2023, 1,916 shares of restricted common stock vested. As of December 31, 2023, all awards of restricted common stock were fully vested.

Stock-Based Compensation Expense

Total stock-based compensation expense recorded as research and development and selling, general and administrative expenses, respectively, for employees, directors and non-employees was as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Research and development	$15,989	$7,028	$1,767
Selling, general and administrative	18,351	9,787	3,763
Total stock-based compensation expense	$34,340	$16,815	$5,530

The following table summarizes unrecognized stock-based compensation expense as of December 31, 2025:

	Unrecognized Expense (In Thousands)	Weighted-Average Remaining Period of Recognition (In Years)
Restricted stock units	$52,672	2.95
Stock options	49,093	2.67
Total unrecognized equity-based compensation expense	$101,765

11. Income Taxes

The Company adopted ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures effective January 1, 2025, on a prospective basis. The disclosures required by the standard are included below for the year ended December 31, 2025. Comparative prior-period disclosures have not been revised.

The components of loss before income taxes were as follows (in thousands):

Year Ended December 31,
2025
Domestic	$(212,152)
Foreign	329
Total gain (loss) before income taxes	$(211,823)

The components of income tax expense were as follows (in thousands):

Year Ended December 31,
2025
Current:
Federal	$—
State	361
Foreign	—
Total income tax expense	$361

During the year ended December 31, 2025, the Company did not recognize any deferred income tax expense.

Income taxes paid were as follows (in thousands):

Year Ended December 31,
2025
Federal	$—
State	315
Foreign	34
Total cash paid during the period for income taxes	$349

Total state and foreign income taxes paid (net of refunds) for the year ended December 31, 2025 were related to Massachusetts and the Netherlands, respectively. During the years ended December 31, 2024 and 2023, the Company made cash payments for income taxes of $0.3 million and $0.1 million, respectively.

The following table reconciles the U.S. federal statutory income tax rate to the Company’s effective income tax rate for the year ended December 31, 2025:

	Year Ended
	December 31, 2025
	Amount (In Thousands)	Percentage
Federal statutory income tax rate	$(44,483)	21.0%
State and local income taxes, net of federal income tax effect*	286	(0.1)%

Foreign tax effects:
Other foreign jurisdictions	(69)	0.0%

Tax credits:
Research and development tax credits	(13,029)	6.1%

Changes in valuation allowances	54,693	(25.8)%

Nontaxable or nondeductible items:
Section 162(m) limitation	5,222	(2.5)%
Stock-based compensation	(2,676)	1.3%
Other	417	(0.2)%

Effective income tax rate	$361	(0.2)%

*State taxes in Massachusetts made up the majority (greater than 50%) of the tax effect in this category.

As previously disclosed for the years ended December 31, 2024 and 2023, prior to the adoption of ASU 2023-09, the effective income tax rate differed from the federal statutory income tax rate as follows:

	Year Ended December 31,
	2024	2023
Federal statutory income tax rate	21.0%	21.0%
State and local income taxes, net of federal income tax effect	6.4%	8.0%
Research and development tax credits	12.1%	4.0%
Stock-based compensation	1.3%	1.3%
Section 162(m) limitation	(1.6)%	(0.8)%
Other	(0.1)%	0.1%
Change in deferred tax asset valuation allowance	(39.4)%	(33.6)%
Effective income tax rate	(0.3)%	0.0%

The Company’s effective income tax rates for the years ended December 31, 2025, 2024 and 2023 were primarily due to state income tax resulting from interest income.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company’s net deferred income taxes were as follows (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$92,780	$33,209
Tax credits	35,640	21,248
Research and experimental expenditures	29,699	39,463
Capitalized licenses	12,190	6,225
Stock-based compensation	7,309	3,407
Accrued expenses	857	1,137
Operating lease liabilities	492	447
Total deferred tax assets	178,967	105,136
Valuation allowance	(178,486)	(104,670)
Total deferred tax assets, net of valuation allowance	481	466
Deferred tax liabilities:
Operating lease right-of-use assets	(289)	(418)
Depreciation	(192)	(48)
Total deferred tax liabilities	(481)	(466)
Net deferred tax assets	$—	$—

The Company's income tax provision for the year ended December 31, 2025 related to state income taxes. The Company has evaluated the positive and negative evidence bearing upon the reliability of its deferred tax assets. Based on this, the Company has provided a valuation allowance for the full amount of the net deferred tax assets as the realization of the deferred tax assets is not determined to be more likely than not. During the year ended December 31, 2025, the valuation allowance increased by $73.8 million primarily due to the increase in the Company’s net operating loss, tax credit carryforwards as a result of current year operations and the acquisition of a privately held company during the period. During the years ended December 31, 2024 and 2023, the valuation allowance increased by $42.9 million and $25.7 million, respectively.

As of December 31, 2025, the Company had $342.9 million and $331.8 million of federal and state net operating loss ("NOL") carryforwards, respectively. Substantially all of the federal NOL carryforwards are not subject to expiration and the state NOL carryforwards begin to expire in 2037. These loss carryforwards are available to reduce future federal and state taxable income, if any. As of December 31, 2025, the Company also had federal and state research and development tax credit carryforwards of $32.1 million and $4.3 million respectively, to offset future income taxes, which will begin to expire in 2037. These loss carryforwards are subject to review and possible adjustment by the appropriate taxing authorities.

Utilization of the Company’s NOL carryforwards and research and development credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future in accordance with Section 382 as well as similar state provisions. These ownership changes may limit the amount of NOL and research and development credit carryforwards that can be utilized annually to offset future taxable income and taxes, respectively. In general, an ownership change as defined by Section 382 results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50% over a three-year period. Since its formation, the Company has raised capital through the issuance of capital stock on several occasions. These financings could result in a change of control as defined by Section 382. The Company has also completed acquisitions of loss companies, and the associated acquired tax attributes would be further restricted by ownership changes that have occurred. The Company has not yet conducted an analysis under Section 382 to determine if historical changes in ownership through December 31, 2025, would limit or otherwise restrict its ability to utilize its NOL and research and development credit carryforwards. In addition, future changes in ownership occurring after December 31, 2025 could affect the limitation in future years, and any limitation may result in expiration of a portion of the NOL or research and development credit carryforwards before utilization.

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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. Among other provisions, this act permanently extended and modified certain expiring provisions of the 2017 Tax Cuts and Jobs Act and restored the immediate expensing of domestic research and development expenses. The Company has evaluated the impacts of these provisions and has concluded the OBBBA does not have a material impact on its consolidated financial statements.

The Company follows the provisions of ASC Topic 740-10, Accounting for Uncertainty in Income Taxes, which specifies how tax benefits for uncertain tax positions are to be recognized, measured, and recorded in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the consolidated balance sheets; and provides transition and interim period guidance, among other provisions. As of December 31, 2025 and 2024, the Company has not recorded any amounts for uncertain tax positions. The Company’s policy is to recognize interest and penalties accrued on any uncertain tax positions as a component of income tax expense, if any, in its consolidated statements of operations and comprehensive loss. As of December 31, 2025 and 2024, the Company had no reserves for uncertain tax positions. For the years ended December 31, 2025, 2024 and 2023, no estimated interest or penalties were recognized on uncertain tax positions.

The Company files federal income tax returns in the United States, the Netherlands and Australia and state income tax returns in Massachusetts and various other state jurisdictions. The Company’s tax returns for the years ended December 31, 2022 to December 31, 2025 remain open and subject to examination by the Internal Revenue Service and state taxing authorities.

12. Net Loss Per Share

Basic and diluted net loss per share is computed by dividing net loss by the weighted-average common shares outstanding. The weighted-average common shares outstanding used in the basic and diluted net loss per share calculation includes pre-funded warrants issued in connection with the Company’s underwritten offerings. As of December 31, 2025, 2024 and 2023, 445,422, 204,081, and 204,081 pre-funded warrants were outstanding, respectively.

The following table sets forth the computation of the Company’s basic and diluted net loss per share (in thousands, except share and per share data):

	Year Ended December 31,
	2025	2024	2023
Numerator:
Net loss	$(212,184)	$(109,357)	$(76,429)
Denominator:
Weighted-average common shares outstanding, basic and diluted	35,295,663	27,606,022	22,315,877
Net loss per share, basic and diluted	$(6.01)	$(3.96)	$(3.42)

The Company has generated a net loss in all periods presented, so the basic and diluted net loss per share are the same, as the inclusion of the potentially dilutive securities would be anti-dilutive. As of December 31, 2025, 2024 and 2023, the Company excluded the following potential common shares from the computation of diluted net loss per share because including them would have had an anti-dilutive effect:

	As of December 31,
	2025	2024	2023
Options to purchase common stock	3,269,290	2,870,364	2,459,037
Restricted stock units	1,142,445	475,140	—
Employee stock purchase program	13,866	9,003	4,878

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

The Company has assembled a portfolio of clinical and preclinical product candidates that aim to modify fundamental biological pathways associated with the formation and function of red blood cells, specifically heme biosynthesis and iron homeostasis. The Company has not generated any revenue since its inception. The Company primarily incurs expenses in connection with the research and development of its product candidates as well as selling, general and administrative costs consisting of salaries and related costs for personnel in executive, finance, commercial, corporate and business development, and administrative functions, as well as legal, consulting, commercial planning, market research and professional fees.

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

	Year Ended December 31,
	2025	2024	2023
Bitopertin program external expense	$(58,827)	$(28,105)	$(17,271)
DISC-0974 program external expense	(27,586)	(16,943)	(9,136)
DISC-3405 program external expense	(17,693)	(13,934)	(20,168)
Other external research and development expense	(13,598)	(6,879)	(4,752)
Internal and other research and development expense	(36,947)	(23,782)	(16,170)

Commercial expense	$(14,879)	$(1,904)	$(1,007)

General and administrative expense	$(32,152)	$(21,358)	$(17,091)

Stock-based compensation expense	$(34,340)	$(16,815)	$(5,530)

Other segment items*	$23,838	$20,363	$14,696

Net loss	$(212,184)	$(109,357)	$(76,429)

*Other segment items include interest income, interest expense, other income (expense), and income tax expense as reported on the consolidated statements of operations and comprehensive loss.

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

Legal Proceedings

The Company, from time to time, may be party to litigation arising in the ordinary course of business. The Company was not subject to any material legal proceedings during the years ended December 31, 2025, 2024 and 2023 and, to the best of its knowledge, no material legal proceedings are currently pending or threatened.

Payments Upon Termination

The Company enters into contracts in the normal course of business with contract research organizations ("CROs"), contract development and manufacturing organizations ("CDMOs") and other third parties for preclinical studies, clinical trials and manufacturing services. These contracts typically do not contain minimum purchase commitments and are generally cancelable by the Company upon written notice. Payments due upon cancellation consist of payments for services provided or expenses incurred, including noncancelable obligations of the Company's service providers, up to the date of cancellation and, in the case of certain arrangements with CROs and CDMOs, may include noncancelable fees. Under such agreements, the exact amounts owed by the Company in the event of termination will be based on the timing of the termination and the exact terms of the agreement. As of December 31, 2025, the Company has not recognized any amounts related to these contingencies as the amount and timing of such payments are not fixed and estimable.

15. Related Party Transactions

Certain existing investors have participated in the Company's underwritten offerings in October 2025, January 2025, June 2024, June 2023 and February 2023 (see Note 9 - Stockholders' Equity).

In March 2023, the Company executed a promissory note for an aggregate principal amount of $0.5 million from an existing investor. The Company did not use these funds and repaid the note four days later, recording a de minimis amount of interest expense based on the then Federal funds rate for short term loans of 4.5% per annum.

16. Leases

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

In August 2024, the Company amended its lease for 7,566 square feet of office space used as its corporate headquarters, extending the lease term from November 30, 2026 to December 31, 2029. In connection with this amendment, the Company entered into a forward-starting lease for office space currently under sublease, which is expected to commence on December 1, 2026 and expire on December 31, 2029. The Company expects total undiscounted payments of $1.3 million over the lease term. As of December 31, 2025, the forward-starting lease is not recorded on the consolidated balance sheets and will be recognized upon lease commencement.

The components of lease expense were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Operating lease costs	$668	$641	$422
Variable lease costs	486	486	159
Total lease expense	$1,154	$1,127	$581

The weighted average remaining lease term and discount rate were as follows:

	As of December 31,
	2025	2024
Weighted-average remaining lease term	3.2 years	3.5 years
Weighted-average discount rate	10.3%	10.3%

The following table presents the future minimum lease payments under the Company's lease liabilities as of December 31, 2025, (in thousands):

Operating Leases
2026	$737
2027	285
2028	389
2029	401
2030	—
Total minimum lease payments	$1,812
Less: imputed interest	(294)
Lease liabilities	$1,518

The table above does not include contractual rent payments under the forward-starting lease which are expected to total $1.3 million on an undiscounted basis. The Company has also recorded deferred lease incentives associated with the forward-starting lease of $0.3 million within operating lease liabilities, non-current on the consolidated balance sheets.

17. Subsequent Events

Milestone Payment

DISC-3405

In February 2026, the Company completed the first administration to a patient in the Phase 1b clinical trial of DISC-3405 in a second indication, sickle cell disease. Per the license agreement, a milestone payment of $5.0 million is payable to Mabwell. For additional details on the license agreement with Mabwell, refer to Note 7 - Licensing Activities and Business Development.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Principal Executive Officer (our Chief Executive Officer) and Principal Financial Officer (our Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that as of December 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

Remediation of Previously Identified Material Weakness

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, we identified a material weakness in internal control related to a lack of design and maintenance of effective ITGC's over certain key financial IT systems. Consequently, our IT application controls and IT dependent manual controls that rely upon the ineffective ITGC's, or that use information from the systems impacted by the ineffective ITGC's were also deemed ineffective because they could have been adversely impacted. This material weakness did not result in any identified misstatements to our financial statements or disclosures and there were no changes to previously released financial results.

Management, with the oversight of the audit committee of the board of directors, is committed to maintaining a strong internal control environment. In response to the material weakness identified above, we identified and implemented remediation measures which included: (i) developing and implementing additional training and awareness programs addressing ITGCs and policies, including educating control owners concerning the principles and requirements of each control, with a focus on understanding user access and program changes; (ii) engaging third-party consultants to assist with remediation efforts, including enhancing our risk assessment, evaluating gaps in our current processes and controls, and developing a remediation plan; (iii) expanding available resources through internal hiring and; (iv) enhancing quarterly reporting on the remediation measures to the Audit Committee of the Board of Directors.

As of December 31, 2025, management has concluded that the material weakness has been fully remediated. The enhanced controls have been in place for a sufficient period of time and, based on management’s testing, were operating effectively.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, it used the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such assessment, our Principal Executive Officer and Principal Financial Officer concluded that, as of December 31, 2025, our internal control over financial reporting was effective.

Changes in Internal Control Over Financial Reporting

Other than as discussed above, there have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the twelve months ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Disc Medicine, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Disc Medicine, Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Disc Medicine, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 26, 2026 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Boston, Massachusetts

February 26, 2026

ITEM 9B. OTHER INFORMATION

The following table discloses any officer (as defined in Rule 16a-1(f) under the Exchange Act) or director who entered into, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K) during the three months ended December 31, 2025:

Name and Title	Type of Trading Arrangement	Action Taken (Date of Action)	Duration or End Date	Aggregate Number of Securities to be Sold	Description of Trading Arrangement
William Savage, M.D., Ph.D. Chief Medical Officer	Trading plan intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c)	Adoption (October 2, 2025)	End Date (May 1, 2026)	Up to 16,365[1]	Sale

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission, or SEC, not later than 120 days after the close of our fiscal year ended December 31, 2025.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item regarding executive compensation will be included in our definitive proxy statement for our 2026 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days after December 31, 2025, and such information is incorporated herein by reference (excluding pay versus performance disclosure).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item regarding security ownership of certain beneficial owners and management and related stockholder matters will be included in our definitive proxy statement for our 2026 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days after December 31, 2025, and such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item regarding certain relationships and related transactions, and director independence will be included in our definitive proxy statement for our 2026 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days after December 31, 2025, and such information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Our independent public accounting firm is Ernst & Young, LLP, Boston, MA, PCAOB Auditor ID: 42.

The information required by this item will be included in our definitive proxy statement for our 2026 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days after December 31, 2025, and such information is incorporated herein by reference.

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

2.1†

Agreement and Plan of Merger and reorganization, dated as of August 9, 2022, by and among Gemini Therapeutics, Inc. Gemstone Merger Sub, Inc. and Disc Medicine, Inc. (incorporated by reference to Annex A to the Registrant’s Proxy Statement/Prospectus on Form S-4 filed on September 2, 2022).

3.1

Amended and Restated Certificate of Incorporation of Disc Medicine, Inc., dated February 5, 2021 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on February 11, 2021).

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

3.4

Amended and Restated By-laws of Disc Medicine, Inc. (incorporated by reference to Annex C to the Registrant's Proxy Statement/Prospectus on Form S-4/A filed on January 19, 2021 (Registration No. 333-249785)).

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

10.3††

Exclusive License Agreement, dated January 19, 2023, by and between Disc Medicine, Inc. and Mabwell Therapeutics, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-39438) filed on May 15, 2023).

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

10.8

Common Stock Issuance Agreement, dated as of December 29, 2022, by and between Disc Medicine Opco, Inc., F. Hoffmann-La Roche Ltd. and Hoffmann-La Roche Inc. (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on December 29, 2022),

10.9††

Stock Purchase and Restriction Agreement, dated September 13, 2019, by and between Disc Medicine, Inc. and AbbVie Deutschland GmbH & Co. KG (incorporated by reference to Exhibit 10.22 to the Registrant’s Proxy Statement/Prospectus on Form S-4 filed on November 23, 2022).

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

10.21#

Form of Non-Qualified Stock Option Agreement Non-Plan Inducement Grant Restricted Stock Unit Award Agreement Non-Plan Inducement Grant (incorporated by reference to Exhibit 99.5 to the Registrant’s Registration Statement on Form S-8 (File No 333-278129) filed on March 21, 2024).

10.22#

Form of Restricted Stock Unit Award Agreement Non-Plan Inducement Grant (incorporated by reference to Exhibit 99.6 to the Registrant’s Registration Statement on Form S-8 (File No 333-278129) filed on March 21, 2024).

10.23

Second Amendment to Lease, dated August 29, 2024, by and between Disc Medicine, Inc. and ARE-MA Region No. 75. LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 12, 2024).

10.24††+

Loan and Security Agreement, dated as of November 6, 2024, by and among Disc Medicine, Inc., the other Borrower party thereto, the Lenders party thereto, and Hercules Capital, Inc., as Agent (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-39438) filed on November 8, 2024).

10.25

Controlled Equity OfferingSM Sales Agreement, dated November 15, 2024, by and between Disc Medicine, Inc. and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 1.1 to the Registrant's Current Report on Form 8-K (File No. 001-39438) filed on November 15, 2024).

10.26††

Side Letter Agreement dated December 24, 2024 by and among Disc Medicine, Inc., Mabwell Therapeutics, Inc. and Mabwell (Shanghai) Bioscience, Inc. (incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K filed on February 27, 2025).

14.1*	Code of Business Conduct and Ethics of Disc Medicine, Inc.

19.1*	Insider Trading Policy.

21.1*	List of Subsidiaries of Disc Medicine, Inc.

23.1*	Consent of Ernst & Young LLP, independent registered accounting firm.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K filed on February 27, 2025).

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

DISC MEDICINE, INC.

Date: February 26, 2026	By:	/s/ Jean Franchi
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

Signature	Title	Date

/s/ John Quisel	President, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2026
John Quisel, J.D., Ph.D.

/s/ Jean Franchi	Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2026
Jean Franchi

/s/ Donald Nicholson	Director	February 26, 2026
Donald Nicholson, Ph.D.

/s/ Kevin Bitterman	Director	February 26, 2026
Kevin Bitterman, Ph.D.

/s/ Liam Ratcliffe	Director	February 26, 2026
Liam Ratcliffe, M.D., Ph.D.

/s/ William White	Director	February 26, 2026
William White MPP, J.D.

/s/ Mark Chin	Director	February 26, 2026
Mark Chin, MS, MBA

/s/ Georges Gemayel	Director	February 26, 2026
Georges Gemayel, Ph.D.

/s/ Nadim Ahmed	Director	February 26, 2026
Nadim Ahmed