Form 10-Q
period 2026-03-31
Disc Medicine, Inc.
filed 2026-05-05
CIK 1816736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of April 30, 2026 there were 38,199,089 shares of Common Stock, $0.0001 par value per share, outstanding.

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
•
our ability to obtain and maintain regulatory approval of bitopertin and any of our other product candidates, and the timing of any such potential approvals;
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
•
The market price of our common stock has been, and may continue, to be volatile.
•
We have incurred and will continue to incur increased costs and increased demands upon management as a result of complying with the laws and regulations affecting public companies.

This section contains forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements beginning on page 1.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DISC MEDICINE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$88,913	$91,145
Marketable securities	641,245	700,007
Prepaid expenses and other current assets	17,297	12,746
Total current assets	747,455	803,898
Property and equipment, net	1,070	1,159
Right-of-use assets, operating leases	967	1,096
Other assets	721	726
Total assets	$750,213	$806,879
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,759	$9,018
Accrued external research and development expenses	12,137	11,451
Other accrued expenses	6,827	15,561
Operating lease liabilities, current	419	611
Total current liabilities	31,142	36,641
Long-term debt, net	29,365	29,159
Operating lease liabilities, non-current	1,277	1,253
Total liabilities	61,784	67,053
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, no shares issued or outstanding as of March 31, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized as of March 31, 2026 and December 31, 2025; 38,190,464 and 37,890,616 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	4	4
Additional paid-in capital	1,262,686	1,249,043
Accumulated other comprehensive (loss) income	(571)	965
Accumulated deficit	(573,690)	(510,186)
Total stockholders’ equity	688,429	739,826
Total liabilities and stockholders’ equity	$750,213	$806,879

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISC MEDICINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Operating expenses:
Research and development	$45,904	$27,763
Selling, general and administrative	23,620	12,183
Total operating expenses	69,524	39,946
Loss from operations	(69,524)	(39,946)
Other income (expense), net:
Interest income	6,893	6,880
Interest expense	(844)	(897)
Other income (expense)	22	(3)
Total other income (expense), net	6,071	5,980
Loss before income taxes	(63,453)	(33,966)
Income tax expense	(51)	(119)
Net loss	$(63,504)	$(34,085)
Net loss per share, basic and diluted	$(1.65)	$(1.02)
Weighted-average common shares outstanding, basic and diluted	38,491,433	33,324,745

Comprehensive loss:
Net loss	$(63,504)	$(34,085)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(10)	14
Unrealized (loss) gain on marketable securities	(1,526)	232
Total other comprehensive (loss) income	(1,536)	246
Comprehensive loss	$(65,040)	$(33,839)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISC MEDICINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share and per share amounts)

(Unaudited)

	Common Stock $0.0001 Par Value		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2025	37,890,616	4	1,249,043	965	(510,186)	739,826
Issuance of common stock upon exercise of stock options	67,811	—	1,010	—	—	1,010
Issuance of common stock upon vesting of restricted stock units	218,322	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	13,715	—	687	—	—	687
Stock-based compensation expense	—	—	11,946	—	—	11,946
Foreign currency translation adjustments	—	—	—	(10)	—	(10)
Unrealized loss on marketable securities	—	—	—	(1,526)	—	(1,526)
Net loss	—	—	—	—	(63,504)	(63,504)
Balance at March 31, 2026	38,190,464	$4	$1,262,686	$(571)	$(573,690)	$688,429

	Common Stock $0.0001 Par Value		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2024	29,865,030	3	741,297	289	(298,002)	$443,587
Issuance of common stock upon exercise of stock options	91,524	—	575	—	—	575
Issuance of common stock upon vesting of restricted stock units	83,672	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	7,814	—	287	—	—	287
Sale of common stock in underwritten offering, net of issuance costs of $15,321	4,533,182	—	234,003	—	—	234,003
Sale of pre-funded warrants in underwritten offering, net of issuance costs of $615	—	—	9,386	—	—	9,386
Stock-based compensation expense	—	—	6,363	—	—	6,363
Foreign currency translation adjustments	—	—	—	14	—	14
Unrealized gain on marketable securities	—	—	—	232	—	232
Net loss	—	—	—	—	(34,085)	(34,085)
Balance at March 31, 2025	34,581,222	$3	$991,911	$535	$(332,087)	$660,362

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISC MEDICINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net loss	$(63,504)	$(34,085)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	89	20
Stock-based compensation	11,946	6,363
Amortization/accretion of investment securities	(1,069)	(2,527)
Non-cash lease expense	129	112
Non-cash interest expense	206	207
Other non-cash items	(12)	15
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(4,546)	(7,230)
Accounts payable	2,741	(1,277)
Accrued external research and development expenses	686	280
Other accrued expenses	(8,734)	(3,689)
Operating lease liabilities	(168)	435
Net cash used in operating activities	(62,236)	(41,376)
Cash flows from investing activities
Purchases of marketable securities	(93,762)	(347,250)
Maturities of marketable securities	152,069	75,468
Purchases of property and equipment	—	(851)
Net cash provided by (used in) investing activities	58,307	(272,633)
Cash flows from financing activities
Proceeds from sale of common stock in underwritten offering, net of issuance costs paid	—	234,003
Proceeds from sale of pre-funded warrants in underwritten offering, net of issuance costs paid	—	9,386
Proceeds from stock option exercises	1,010	575
Contributions from employee stock purchase plan	687	287
Net cash provided by financing activities	1,697	244,251
Net decrease in cash, cash equivalents and restricted cash	(2,232)	(69,758)
Cash, cash equivalents and restricted cash, beginning of period	91,387	192,672
Cash, cash equivalents and restricted cash, end of period	$89,155	$122,914

	Three Months Ended March 31,
	2026	2025
Supplemental cash flow information
Cash paid for interest	$640	$698

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISC MEDICINE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Nature of the Business

Disc Medicine, Inc. (together with its subsidiaries, the “Company”) is a clinical-stage biopharmaceutical company focused on the discovery, development, and commercialization of novel treatments for patients suffering from serious hematologic diseases. The Company has assembled a portfolio of clinical and preclinical product candidates that aim to modify fundamental biological pathways associated with the formation and function of red blood cells, specifically heme biosynthesis and iron homeostasis. The Company’s current pipeline includes bitopertin for the treatment of erythropoietic porphyrias (“EPs”) including erythropoietic protoporphyria (“EPP”) and X-linked protoporphyria (“XLP”); DISC-0974 for the treatment of anemia of myelofibrosis (“MF”) and anemia of inflammatory bowel disease ("IBD"); and DISC-3405 for the treatment of polycythemia vera (“PV”), sickle cell disease ("SCD"), and other hematologic disorders. In addition, the Company’s preclinical programs include DISC-0998 for the treatment of anemia associated with inflammatory diseases. The Company’s approach to product development leverages well-understood molecular mechanisms that have been validated in humans. The Company believes that each of its product candidates, if approved, has the potential to improve the lives of patients suffering from hematologic diseases. The Company was founded in October 2017. The Company’s principal offices are located in Watertown, Massachusetts.

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

Liquidity and Capital Resources

The Company’s condensed consolidated financial statements have been prepared on the basis of the Company continuing as a going concern. The Company expects that its existing cash, cash equivalents and marketable securities as of March 31, 2026 of $730.2 million will enable the Company to fund its planned operating expense and capital expenditure requirements for at least twelve months from the date of issuance of these condensed consolidated financial statements. The Company has incurred recurring losses and negative cash flows from operations since inception. As of March 31, 2026, the Company had an accumulated deficit of $573.7 million. The Company expects its operating losses and negative operating cash flows to continue into the foreseeable future. The future viability of the Company is dependent on its ability to generate cash from operating activities or to raise additional capital to finance its operations. There can be no assurance that the Company will ever earn revenues or achieve profitability, or if achieved, that the revenues or profitability will be sustained on a continuing basis. In addition, the Company’s preclinical and clinical development activities, manufacturing and commercialization of the Company’s product candidates, if approved, may require significant additional financing.

2. Summary of Significant Accounting Policies

Summary of Significant Accounting Policies

The significant accounting policies used in preparation of the condensed consolidated financial statements are described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2025 and the notes thereto, which are included in the Company’s Annual Report on Form 10-K. There have been no material changes to the significant accounting policies previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

Unaudited Interim Condensed Consolidated Financial Information

The accompanying condensed consolidated financial statements as of March 31, 2026 and for the three months ended March 31, 2026 and 2025 are unaudited. The financial data and other information contained in the notes hereto as of March 31, 2026 and for the three months ended March 31, 2026 and 2025 are also unaudited. The condensed consolidated balance sheet data as of December 31, 2025 was derived from the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements, and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of March 31, 2026 and the results of its operations and cash flows for the three months ended March 31, 2026 and 2025. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2025, and the notes thereto, included in the Company’s Annual Report on Form 10-K.

The results for the three months ended March 31, 2026 and 2025 are not necessarily indicative of results to be expected for the full years, or any other interim periods, or any future year or period.

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

3. Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Cash and cash equivalents	$88,913	$91,145
Restricted cash	242	242
Total cash, cash equivalents and restricted cash as shown on the condensed consolidated statements of cash flows	$89,155	$91,387

The Company's restricted cash balance, which is classified within prepaid expenses and other current assets and other assets on the condensed consolidated balance sheets, consists of letters of credit related to leased and subleased office space in Watertown, Massachusetts. The Company is required to maintain a separate cash balance to secure its letters of credit.

4. Marketable Securities

Marketable securities as of March 31, 2026 consisted of the following (in thousands):

		Gross Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Marketable securities available-for-sale:
U.S. treasury securities	$443,891	$202	$(508)	$443,585
Corporate debt securities	112,972	1	(82)	112,891
U.S. government agency securities	84,915	34	(180)	84,769
Total available-for-sale securities	$641,778	$237	$(770)	$641,245

Marketable securities as of December 31, 2025 consisted of the following (in thousands):

		Gross Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Marketable securities available-for-sale:
U.S. treasury securities	$484,670	$859	$—	$485,529
Corporate debt securities	132,913	44	(16)	132,941
U.S. government agency securities	81,431	110	(4)	81,537
Total available-for-sale securities	$699,014	$1,013	$(20)	$700,007

As of March 31, 2026, all of the Company’s marketable securities are available to the Company for use in current operations. As a result, the Company has classified all of these securities as current assets even though the stated maturity of some individual securities may be one year or more beyond the balance sheet date. The following table shows the fair value of the Company’s marketable securities, by contractual maturity, as of March 31, 2026 (in thousands):

March 31, 2026
Due within one year	$463,621
Due after one year through five years	177,624
Total available-for-sale securities	$641,245

The aggregate fair value of marketable securities with unrealized losses was $434.2 million and $41.3 million as of March 31, 2026 and December 31, 2025, respectively. As of March 31, 2026 and December 31, 2025, sixty investments and five investments were in an unrealized loss position, respectively. All such investments have been in an unrealized loss position for less than a year and these losses are considered temporary. The Company has the ability and intent to hold these investments until a recovery of their amortized cost, which may not occur until maturity. The Company expects that U.S. treasury, U.S. government agency, and corporate debt securities are subject to minimal credit risk. As a result, the Company did not record any charges for credit-related impairments for its available-for-sale securities for three months ended March 31, 2026 and 2025.

5. Fair Value Measurements

The following tables present information about the Company’s assets and liabilities that are measured and carried at fair value on a recurring basis and indicate the level within the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value, which is described further within Note 2 - Summary of Significant Accounting Policies to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2026 are summarized as follows (in thousands):

	March 31, 2026
	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$81,820	$—	$—
Total cash equivalents	81,820	—	—
Marketable securities:
U.S. treasury securities	—	443,585	—
Corporate debt securities	—	112,891	—
U.S. government agency securities	—	84,769	—
Total marketable securities	—	641,245	—
Total assets	$81,820	$641,245	$—

Financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2025 are summarized as follows (in thousands):

	December 31, 2025
	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$72,932	$—	$—
Corporate debt securities	—	9,981	—
Total cash equivalents	72,932	9,981	—
Marketable securities:
U.S. treasury securities	—	485,529	—
Corporate debt securities	—	132,941	—
U.S. government agency securities	—	81,537	—
Total marketable securities	—	700,007	—
Total assets	$72,932	$709,988	$—

The fair value of the Company’s Level 1 cash equivalents, consisting of money market funds, is based on quoted market prices in active markets with no valuation adjustment. The fair value of the Company’s Level 2 cash equivalents consisting of corporate debt securities with original maturities of three months or less and marketable securities consisting of U.S. treasury, U.S. government agency, and corporate debt securities with original maturities 24 months or less, are determined through third-party pricing services.

There have been no impairments of the Company’s assets measured and carried at fair value during the three months ended March 31, 2026 and 2025. There were no changes in valuation techniques or transfers between Level 1, Level 2, and Level 3 financial assets during the three months ended March 31, 2026 and 2025. The Company did not have any non-recurring fair value measurements on any assets or liabilities during the three months ended March 31, 2026 and 2025.

6. Other Accrued Expenses

Other accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Accrued employee-related expenses	$4,493	$12,642
Accrued professional fees	1,464	2,214
Accrued other	870	705
Total other accrued expenses	$6,827	$15,561

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

In January 2025, the Company made a milestone payment of $3.0 million upon the first administration to a patient in the Phase 2 clinical trial of DISC-0974 which was recorded within research and development in the Company’s condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2025. As of March 31, 2026, no additional milestones were deemed probable of achievement.

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

In June 2025, the Company made a milestone payment of $10.0 million upon the initiation of the first Phase 3 clinical trial with a licensed product in a first indication. The next potential milestone payment is $15.0 million due upon regulatory approval in the United States with a licensed product in a first indication. As of March 31, 2026, this milestone was not deemed probable of achievement.

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

In October 2023, the Company made a milestone payment of $5.0 million upon the first administration to a patient in a Phase 1 clinical trial for DISC-3405. In September 2025, the Company made a milestone payment of $10.0 million upon the first administration to a patient in a Phase 2 clinical trial for DISC-3405. In March 2026, the Company completed the first administration to a patient in a Phase 1b clinical trial with a licensed product in a second indication and recorded a milestone payable of $5.0 million within research and development in the Company’s condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2026. As of March 31, 2026, no additional milestones were deemed probable of achievement.

License Agreement with Oak Bay Biosciences, Inc. (“OBB”)

In December 2024, the Company entered into an out-license agreement with OBB pursuant to which the Company granted an exclusive license, with the right to grant sublicenses, to certain Gemini intellectual property. Under the terms of the agreement, the Company received an upfront payment of $0.2 million with additional consideration receivable upon the achievement of certain clinical, regulatory and sales milestones up to $7.0 million, $35.0 million, and $160.0 million, respectively. As of March 31, 2026, none of the milestones had been achieved nor were they considered probable of achievement.

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

As part of the transaction, the Company also obtained an exclusive license to certain intellectual property. Under the terms of the license, the Company is obligated to make certain development and sales-based milestone payments of up to $5.6 million and $20.0 million, respectively, for each compound. Additionally, the Company is required to pay royalties on net sales of licensed products at rates in the low single-digits. As of March 31, 2026, none of the milestones had been achieved, nor were they considered probable of achievement.

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

The Company recorded debt discount and debt issuance costs of $1.8 million upon closing of the Hercules Loan Agreement. Debt discount and unamortized debt issuance costs were recorded as a reduction of the carrying amount on the term loan and are amortized as interest expense using the effective-interest method. In addition, unamortized deferred financing costs of $0.6 million were recorded in other assets as of March 31, 2026, related to the Company's right to borrow additional amounts in the future.

Interest expense related to the Term Loan Facility for the three months ended March 31, 2026 and 2025 was $0.8 million and $0.9 million, respectively. As of March 31, 2026 and December 31, 2025, the carrying value of the Term Loan Facility approximates its fair value.

The obligations under the Term Loan Facility as of March 31, 2026 and December 31, 2025 consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Principal term loan balance	$30,000	$30,000
Unamortized debt discount and issuance costs	(1,254)	(1,351)
Accrued end of term fee	619	510
Long-term debt, net	$29,365	$29,159

The annual principal payments due under the Term Loan Facility as of March 31, 2026 were as follows (in thousands):

Remainder of 2026	$—
2027	—
2028	2,211
2029	27,789
Total	$30,000

The table of future principal payments excludes the End of Term Charge of $2.0 million, which is due upon the maturity of the loan.

9. Stockholders' Equity

Preferred Stock

The Company was authorized to issue up to 10,000,000 shares of preferred stock, $0.0001 par value per share. As of March 31, 2026, no shares of preferred stock were issued or outstanding.

Common Stock

The Company was authorized to issue up to 100,000,000 shares of common stock, $0.0001 par value per share. As of March 31, 2026, 38,190,464 shares of common stock were issued and outstanding.

Underwritten Offerings

October 2025 Offering

In October 2025, in connection with an underwriting agreement with Jefferies LLC, Leerink Partners LLC, Morgan Stanley & Co. LLC, and Cantor Fitzgerald & Co., the Company sold 2,619,049 shares of its common stock, at a public offering price of $84.00 per share. The Company also sold pre-funded warrants to purchase an aggregate of 59,523 shares of common stock at a price of $83.9999 per pre-funded warrant. The Company received aggregate net proceeds of $211.0 million, after deducting offering expenses of $14.0 million. As of March 31, 2026, none of the 59,523 pre-funded warrants had been exercised.

January 2025 Offering

In January 2025, in connection with an underwriting agreement with Jeffries LLC, Leerink Partners LLC, Stifel, Nicolaus & Company, Incorporated and Cantor Fitzgerald & Co., the Company sold 4,533,182 shares of its common stock, which included the exercise in full by the underwriters of their option to purchase up to 615,000 additional shares of common stock, at a public offering price of $55.00 per share. The Company also sold pre-funded warrants to purchase an aggregate of 181,818 shares of common stock at a price of $54.9999 per pre-funded warrant. The Company received aggregate net proceeds of $243.4 million, after deducting offering expenses of $15.9 million. As of March 31, 2026, none of the 181,818 pre-funded warrants had been exercised.

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

June 2023 Offering

In June 2023, the Company sold 3,015,919 shares of its common stock upon the completion of its public follow-on offering, which included the exercise in full by the underwriters of their option to purchase up to 420,000 additional shares of common stock, at a public offering price of $49.00 per share. The Company also sold, in lieu of shares of the Company’s common stock, pre-funded warrants to purchase an aggregate of 204,081 shares of common stock at a price of $48.9999 per pre-funded warrant. The Company received aggregate net proceeds of $147.9 million, after deducting offering expenses of $9.9 million. As of March 31, 2026, none of the 204,081 pre-funded warrants had been exercised.

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

At-the-Market ("ATM") Program

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

As of March 31, 2026, the Company had sold an aggregate of 162,457 shares of common stock in Cantor ATM offerings under the August 2024 Shelf and pursuant to the Cantor ATM Agreement. Aggregate gross proceeds from the transaction were $10.1 million and the Company received $9.8 million in net proceeds, after deducting placement agent fees and offering expenses. There were no sales under the Cantor ATM Agreement during the three months ended March 31, 2026 and 2025.

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

Stock-Based Compensation Expense

Total stock-based compensation expense recorded as research and development and selling, general and administrative expenses, respectively, for employees, directors and non-employees is as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Research and development	$5,791	$2,959
Selling, general and administrative	6,155	3,404
Total stock-based compensation expense	$11,946	$6,363

11. Income Taxes

The Company did not record a provision or benefit for federal income taxes during the three months ended March 31, 2026 and 2025. The Company recorded state income tax expense of $0.1 million for the three months ended March 31, 2026 and 2025, respectively, due to interest income. The Company continues to maintain a full valuation allowance against all of its deferred tax assets.

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

12. Net Loss Per Share

Basic and diluted net loss per share is computed by dividing net loss by the weighted-average common shares outstanding. The weighted-average common shares outstanding used in the basic and diluted net loss per share calculation includes pre-funded warrants issued in connection with the Company’s underwritten offerings. As of March 31, 2026 and March 31, 2025, 445,422 and 385,899 pre-funded warrants were outstanding, respectively.

The following table sets forth the computation of the Company’s basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net loss	$(63,504)	$(34,085)
Denominator:
Weighted-average common shares outstanding, basic and diluted	38,491,433	33,324,745
Net loss per share, basic and diluted	$(1.65)	$(1.02)

The Company has generated a net loss in all periods presented, so the basic and diluted net loss per share are the same, as the inclusion of the potentially dilutive securities would be anti-dilutive. As of March 31, 2026 and March 31, 2025, the Company excluded the following potential common shares from the computation of diluted net loss per share because including them would have had an anti-dilutive effect:

	As of March 31,
	2026	2025
Options to purchase common stock	3,769,756	3,364,505
Restricted stock units	1,368,812	889,724
Employee stock purchase program	—	6,925

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

The key measure of segment profit or loss that the CODM uses to allocate resources and assess performance is the Company’s consolidated net loss, as reported on the condensed consolidated statements of operations and comprehensive loss. In addition, the CODM is regularly provided the significant segment expense categories included in the table below (in thousands), which are reviewed against budgeted expectations to assist in resource allocation decision-making.

	Three Months Ended March 31,
	2026	2025
Bitopertin program external expense	$(9,340)	$(8,435)
DISC-0974 program external expense	(8,109)	(6,121)
DISC-3405 program external expense	(9,187)	(1,668)
Other external research and development expense	(2,165)	(1,832)
Internal and other research and development expense	(11,312)	(6,748)

Commercial expense	$(8,434)	$(1,921)

General and administrative expense	$(9,031)	$(6,858)

Stock-based compensation expense	$(11,946)	$(6,363)

Other segment items*	$6,020	$5,861

Net loss	$(63,504)	$(34,085)

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

Legal Proceedings

The Company, from time to time, may be party to litigation arising in the ordinary course of business. The Company was not subject to any material legal proceedings during the three months ended March 31, 2026 and 2025 and, to the best of its knowledge, no material legal proceedings are currently pending or threatened.

Payments Upon Termination

The Company enters into contracts in the normal course of business with contract research organizations ("CROs"), contract development and manufacturing organizations ("CDMOs") and other third parties for preclinical studies, clinical trials and manufacturing services. These contracts typically do not contain minimum purchase commitments and are generally cancelable by the Company upon written notice. Payments due upon cancellation consist of payments for services provided or expenses incurred, including noncancelable obligations of the Company’s service providers, up to the date of cancellation and, in the case of certain arrangements with CROs and CDMOs, may include noncancelable fees. Under such agreements, the exact amounts owed by the Company in the event of termination will be based on the timing of the termination and the exact terms of the agreement. As of March 31, 2026, the Company has not recognized any amounts related to these contingencies as the amount and timing of such payments are not fixed and estimable.

15. Related Party Transactions

In October 2025 and January 2025, certain existing investors participated in the Company's underwritten offerings (see Note 9 - Stockholders' Equity).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing at the beginning of this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes appearing at the end of our Annual Report on Form 10-K for the year ended December 31, 2025. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.

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

We have completed two Phase 2 clinical trials of bitopertin: BEACON, an open-label, parallel-dose clinical trial in EPP and XLP patients conducted at sites in Australia, and AURORA, a randomized, double-blind, placebo-controlled clinical trial in EPP patients conducted at sites in the United States. In both trials, bitopertin significantly reduced the toxic metabolite, protoporphyrin IX, or PPIX, and was associated with improvements in measures of time spent in sunlight and quality of life. In addition, bitopertin was generally well-tolerated. All participants in AURORA and BEACON were eligible to participate in HELIOS, an ongoing open-label, long-term extension study of bitopertin in EPP and XLP patients. Interim data from HELIOS, presented in June 2025, demonstrated that longer term treatment of bitopertin was associated with sustained reductions in PPIX, as well as improvements in quality of life and liver biomarkers. In our end-of-Phase 2 meeting in September 2024, the U.S. Food & Drug Administration, or the FDA, agreed with the potential for reduction of PPIX to serve as a surrogate endpoint to support a potential accelerated approval of bitopertin in EPP and XLP. In our Type C meeting in December 2024, we aligned with the FDA on the design of APOLLO, a Phase 3, randomized, double-blind, placebo-controlled, clinical trial of bitopertin in EPP and XLP patients that in the setting of an accelerated approval would serve as a post-marketing confirmatory trial. We initiated the APOLLO trial in May 2025 and in September 2025 we submitted a New Drug Application, or NDA, for accelerated approval of bitopertin in EPP and XLP in the United States based on our existing data. In October 2025, we were awarded a Commissioner’s National Priority Voucher, or CNPV, from the FDA for bitopertin in EPP and XLP. The CNPV program, announced in June 2025, is designed to accelerate the development and review of certain drugs aligned with US national health priorities. The FDA accepted our NDA for review in November 2025 and in February 2026 issued a complete response letter, or CRL. Although the FDA agreed that clinical data from AURORA and BEACON provided sufficient evidence that bitopertin significantly lowers whole blood metal-free PPIX, the FDA concluded that the trials did not show evidence of association between percent change in PPIX and sunlight exposure-based endpoints as measured in the trials. As such, the FDA determined that there is uncertainty regarding whether bitopertin’s effect on PPIX is reasonably likely to predict clinical benefit, despite the strong mechanistic and biological plausibility supporting the use of the PPIX biomarker in protoporphyria. The FDA indicated that results of the ongoing APOLLO trial could serve as evidence to support a potential traditional approval, and we have scheduled a Type A meeting with the FDA during the second quarter of 2026 to review our approach for potentially resubmitting our NDA. We completed enrollment in APOLLO (n=183) in the first quarter of 2026 and expect to report topline data in the fourth quarter of 2026, following which we plan to submit a response to the CRL and would then anticipate an FDA decision on our NDA by mid-2027.

Our APOLLO clinical trial is also intended to serve as a registrational trial with respect to any potential future marketing applications for bitopertin in EPP and XLP outside the United States. We continue to evaluate potential additional trials of bitopertin in other indications.

Iron Homeostasis: DISC-0974 and DISC-3405

DISC-0974 is the lead product candidate in our iron homeostasis portfolio and was licensed from AbbVie Deutschland GmbH & Co. KG, or AbbVie. DISC-0974 is designed to suppress hepcidin production and increase serum iron levels. We completed a Phase 1 clinical trial in healthy volunteers in the United States in June 2022, with results showing an acceptable tolerability profile and evidence of target engagement, iron mobilization and augmented erythropoiesis. We initiated a Phase 1b/2 clinical trial in June 2022 in patients with anemia of MF, with results from the Phase 1b portion of this clinical trial showing substantial and sustained reductions in hepcidin levels and increases in iron alongside strong hematologic responses across patient types and an acceptable tolerability profile. We initiated RALLY-MF, the open-label Phase 2 portion of this clinical trial, in December 2024 and reported initial data in December 2025, with results demonstrating meaningful overall anemia responses across all patient subgroups, regardless of baseline transfusion status and independent of concomitant Janus Kinase, or JAK, inhibitor therapy use. We expect to share updated data from this trial in June 2026 and topline data in the fourth quarter of 2026. If positive, we expect to hold an end-of-Phase 2 meeting with the FDA for DISC-0974 in anemia of MF by the end of 2026. We also initiated a Phase 2 clinical trial of DISC-0974 in patients with IBD and anemia in the first quarter of 2026, with initial data anticipated in 2027, and we are planning exploratory studies in additional patient populations with anemia of chronic disease. We are also developing a preclinical anti-hemojuvelin, or HJV, monoclonal antibody, DISC-0998, which also targets hepcidin suppression and was licensed from AbbVie. DISC-0998 is designed to increase serum iron levels and has an extended serum half-life as compared to DISC-0974. We believe this profile may be desirable in certain subsets of patients with anemia associated with inflammatory diseases.

In addition, we are developing DISC-3405, a monoclonal antibody against Transmembrane Serine Protease 6, or TMPRSS6, that we licensed from Mabwell Therapeutics, Inc., or Mabwell. DISC-3405 is part of our iron homeostasis portfolio and is designed to induce hepcidin production and reduce serum iron levels. We initiated a Phase 1 clinical trial of DISC-3405 in healthy adult volunteers in October 2023 and presented interim data from the single-ascending dose, or SAD, portion of this clinical trial in June 2024. We presented data from the multiple ascending dose, or MAD, portion of this clinical trial in December 2024, and presented updated data from both the SAD and MAD portions of this clinical trial in June 2025, with results showing an acceptable tolerability profile and evidence of target engagement, including dose-related increases in serum hepcidin and corresponding reductions in serum iron across all dose levels. We are developing DISC-3405 for the treatment of PV, SCD, and other hematologic disorders. We initiated RESTORE-PV, an open-label Phase 2 clinical trial of DISC-3405 in patients with PV, in the first half of 2025, with initial data expected in the fourth quarter of 2026. We also initiated a Phase 1b, open-label clinical trial of DISC-3405 in patients with SCD in October 2025, with initial data expected in the fourth quarter of 2026, and plan to explore the role of therapeutic iron restriction in other indications.

Funding

As of March 31, 2026, we had cash, cash equivalents and marketable securities of $730.2 million. We believe that our cash, cash equivalents and marketable securities will be sufficient to fund our current operating and capital expenditure plans and our debt service obligations into 2029, without taking into account any potential net cash inflows from bitopertin or any other marketed product, if approved during such period. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See "Liquidity and Capital Resources" for additional details.

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

Other Income (Expense), Net

Interest Income

Interest income primarily consists of interest earned on cash equivalents, consisting of money market funds and corporate debt securities, as well as marketable securities, consisting of U.S. treasury securities, U.S. government agency securities and corporate debt securities.

Interest Expense

Interest expense primarily consists of amortization of debt issuance costs and discount and interest expense under the Hercules Loan Agreement.

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025

The following table summarizes our results of operations for the three months ended March 31, 2026 and 2025 (in thousands):

	Three months ended March 31,
	2026	2025	Change
Operating expenses:
Research and development	$45,904	$27,763	$18,141
Selling, general and administrative	23,620	12,183	11,437
Total operating expenses	69,524	39,946	29,578
Loss from operations	(69,524)	(39,946)	(29,578)
Other income (expense), net:
Interest income	6,893	6,880	13
Interest expense	(844)	(897)	53
Other income (expense)	22	(3)	25
Total other income (expense), net	6,071	5,980	91
Loss before income taxes	(63,453)	(33,966)	(29,487)
Income tax expense	(51)	(119)	68
Net loss	$(63,504)	$(34,085)	$(29,419)

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended March 31, 2026 and 2025 (in thousands):

	Three months ended March 31,
	2026	2025	Change
Bitopertin	$9,340	$8,435	$905
DISC-0974	8,109	6,121	1,988
DISC-3405	9,187	1,668	7,519
Other research programs and expenses	3,240	2,643	597
Personnel-related (including equity-based compensation)	16,028	8,896	7,132
Total research and development expenses	$45,904	$27,763	$18,141

Research and development expenses were $45.9 million for the three months ended March 31, 2026, compared to $27.8 million for the three months ended March 31, 2025. The increase of $18.1 million was primarily due to an increase of $7.5 million in DISC-3405 development expenses. This increase was primarily driven by a $5.0 million milestone payment triggered by the first administration to a patient in the Phase 1b clinical trial of DISC-3405 in a second indication. Personnel-related costs increased $7.1 million related to increased research and development headcount, including an increase of $2.8 million in stock-based compensation driven by awards granted under our equity compensation plans and an increase of $0.2 million related to an organizational restructuring. DISC-0974 development expenses increased $2.0 million primarily due to clinical trial advancement and drug manufacturing activities. There was also a $0.9 million increase in bitopertin development expense reflecting ongoing costs associated with both the APOLLO trial and the HELIOS long-term extension trial. Other research programs and expenses increased $0.6 million related to expanded research initiatives and ongoing program support.

Selling, General and Administrative Expenses

The following table summarizes our selling, general and administrative expenses for the three months ended March 31, 2026 and 2025 (in thousands):

	Three months ended March 31,
	2026	2025	Change
Personnel-related (including equity-based compensation)	$15,472	$6,820	$8,652
Legal, consulting and professional fees	6,304	4,234	2,070
Other expenses	1,844	1,129	715
Total selling, general and administrative expenses	$23,620	$12,183	$11,437

Selling, general and administrative expenses were $23.6 million for the three months ended March 31, 2026, compared to $12.2 million for the three months ended March 31, 2025. The increase of $11.4 million was primarily due to an increase of $8.7 million in personnel-related costs due to increased selling, general and administrative headcount, including an increase of $2.8 million in stock-based compensation driven by awards granted under our equity compensation plans and an increase of $1.6 million related to an organizational restructuring. There was also a $2.1 million increase in legal, consulting, and professional fees primarily related to developing our commercialization capabilities.

Other Income (Expense), Net

Other income (expense), net was $6.1 million for the three months ended March 31, 2026, compared to $6.0 million for the three months ended March 31, 2025. Other income (expense), net consists primarily of interest income from our cash, cash equivalents and marketable securities, partially offset by interest expense associated with our term loan.

Income Tax Expense

Income tax expense was $0.1 million for the three months ended March 31, 2026 and 2025, respectively. This expense primarily relates to state income tax resulting from an increase in interest income.

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

To date, we have funded our operations primarily with proceeds from the sale of our convertible preferred stock and common stock, the proceeds from the merger with Gemini, proceeds from various private and public sales of our equity securities and proceeds from borrowings under the Hercules Loan Agreement. Through March 31, 2026, we have received net proceeds of $144.5 million from sales of our Series Seed, Series A and Series B convertible preferred stock, $89.5 million from the merger with Gemini, $941.8 million from various private and public sales of our equity securities, and $27.6 million from borrowings under the Hercules Loan Agreement. As of March 31, 2026, we had cash, cash equivalents and marketable securities of $730.2 million.

We have incurred significant operating losses since inception and, as of March 31, 2026, had an accumulated deficit of $573.7 million. In addition, we expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future. We believe that our cash, cash equivalents and marketable securities will be sufficient to fund our current operating and capital expenditure plans and our debt service obligations into 2029, without taking into account any potential net cash inflows from bitopertin or any other marketed product, if approved during such period. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. We may also pursue additional cash resources through public or private equity offerings, collaborations or additional debt financing.

Cash Flows

The following table provides information regarding our cash flows for each period presented (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash (used in) provided by:
Operating activities	$(62,236)	$(41,376)
Investing activities	58,307	(272,633)
Financing activities	1,697	244,251
Net decrease in cash, cash equivalents and restricted cash	$(2,232)	$(69,758)

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

During the three months ended March 31, 2026, net cash used in operating activities of $62.2 million was primarily due to our net loss of $63.5 million and the change in operating assets and liabilities of $10.0 million. These were partially offset by non-cash expenses of $11.3 million which included $11.9 million in stock-based compensation, reduced by $1.1 million from amortization and accretion of investment securities.

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

Investing Activities

During the three months ended March 31, 2026, net cash provided by investing activities was primarily due to maturities of marketable securities of $152.1 million, partially offset by purchases of marketable securities of $93.8 million.

During the three months ended March 31, 2025, net cash used in investing activities was primarily due to purchases of marketable securities of $347.3 million, partially offset by maturities of marketable securities of $75.5 million.

Financing Activities

During the three months ended March 31, 2026, net cash provided by financing activities of $1.7 million consisted primarily of proceeds from stock option exercises.

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

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations as of March 31, 2026 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Operating lease commitments(1)	$2,923	$531	$1,720	$672	$—
Total	$2,923	$531	$1,720	$672	$—

(1) Amounts reflect contractual rent payments due for our leased and subleased office spaces in Watertown, Massachusetts as of March 31, 2026 and include contractual payments due under our forward-starting lease which is expected to commence in December 2026. The term date for our existing lease is December 31, 2029 and the term date for our existing sublease is November 30, 2026.

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of our condensed consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and costs and expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions. See our Annual Report on Form 10-K for the year ended December 31, 2025 for more information about critical accounting policies as well as a description of our other significant accounting policies.

There have been no material changes to our critical accounting estimates from those described in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2025.

Recently Issued and Adopted Accounting Pronouncements

A description of recently issued and certain recently adopted accounting pronouncements that have or may potentially impact our financial position and results of operations is included in Note 2 - Summary of Significant Accounting Policies to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

As of March 31, 2026 and December 31, 2025, we had cash, cash equivalents and marketable securities of $730.2 million and $791.2 million, respectively. As of March 31, 2026 and December 31, 2025, our cash equivalents consisted of corporate debt securities with original maturities of three months or less and our marketable securities consisted of U.S. treasury, U.S. government agency, and corporate debt securities which were classified as available-for-sale securities. Our primary investment objectives are the preservation of capital and the maintenance of liquidity, and our investment policy defines allowable investments based on quality of the institutions and financial instruments designed to minimize risk exposure. Our exposure to interest rate sensitivity is affected by changes in the general level of U.S. interest rates. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term maturities and low risk profiles of our investments, we do not anticipate a significant exposure to interest rate risk. If market interest rates were to increase immediately and uniformly by one percentage point from levels as of March 31, 2026, the net fair value of our marketable securities would decrease by approximately $4.5 million.

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

Inflation generally affects us by increasing our cost of labor and contract research. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2026 and 2025.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Principal Executive Officer (our Chief Executive Officer) and Principal Financial Officer (our Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that as of March 31, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

Except as described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our net losses were $63.5 million and $34.1 million for the three months ended March 31, 2026 and 2025, respectively. We had an accumulated deficit of $573.7 million as of March 31, 2026. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations. We expect our research and development expenses to continue to increase significantly in connection with the commencement and continuation of clinical trials of our product candidates. In addition, if we obtain regulatory approval for our product candidates, we will incur significant sales, marketing and manufacturing expenses. We also will continue to incur additional costs associated with operating as a public company and expect to continue to incur significant and increasing operating losses over the next several years and for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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

Until such time, if ever, we can generate substantial product revenue, we expect to finance our cash needs through a combination of private and public equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. Other than up to $80.0 million of additional advances that may be drawn at our option during 2026 under the Hercules Loan Agreement, we do not have any committed external source of funds. The terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, your ownership interest will be diluted, and the terms of those securities may include liquidation or other preferences that may materially adversely affect your rights as a common stockholder. Additional debt financing, if available, would increase our fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, acquiring, selling or licensing intellectual property rights, and making capital expenditures, declaring dividends or other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to meet certain milestones in connection with debt financing and the failure to achieve such milestones by certain dates may force us to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us which could have a material adverse effect on our business, operating results and prospects.

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

Our preclinical studies and future and ongoing clinical trials may not be successful. Currently, the majority of our programs are in preclinical and early to mid-stage clinical development. It is impossible to know when or if any of our product candidates will prove effective and safe in humans or will receive regulatory approval. Before obtaining regulatory approval from regulatory authorities for the sale of any product candidate, we must complete preclinical studies and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates or the safety, purity and potency of our biological product candidates in humans. There is no guarantee that our product candidates will advance in accordance with the timelines we anticipate, if at all. Clinical testing is expensive, difficult to design and implement, can take many years to complete and outcomes are uncertain. Although we design our clinical trials with the intent of mitigating potential risks, a failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical development testing and early clinical trials may not be predictive of the success of later clinical trials, and interim, top-line, initial or preliminary results of a clinical trial do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain regulatory approval of their product candidates. Our preclinical studies and future and ongoing clinical trials may not be successful.

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

Before obtaining regulatory approvals for the commercial sale of any products, we must demonstrate through lengthy, complex and expensive preclinical studies and clinical trials that our product candidates regulated as drugs are safe and effective and our product candidates regulated as biologics are safe, pure and potent for use in each target indication. In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the clinical trial protocols and the rate of dropout among clinical trial participants. Many product candidates that initially showed promise in early-stage testing have later been found to cause side effects that prevented further development. Results of our trials could reveal a high and unacceptable severity and prevalence of side effects. In such an event, our trials could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims.

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

We conducted BEACON, our Phase 2 open-label, parallel-dose clinical trial of bitopertin in EPP and XLP patients, at sites in Australia. All participants who completed BEACON were eligible to participate in HELIOS, an open-label, long-term extension study of bitopertin in EPP and XLP patients, that we are also conducting in Australia, as well as the United States. We are also conducting APOLLO, a Phase 3, randomized, double-blind, placebo-controlled clinical trial of bitopertin in EPP and XLP patients, in Canada, Europe and Australia, as well as the United States. We may in the future choose to conduct additional clinical trials of our product candidates outside the United States, including in Europe, Australia, or other foreign jurisdictions. The acceptance of trial data from clinical trials conducted outside the United States by the FDA may be subject to certain conditions. In cases where data from clinical trials conducted outside the United States are intended to serve as the sole basis for regulatory approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the United States population and United States medical practices, (ii) the trials were performed by clinical investigators of recognized competence and (iii) the data may be considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory bodies have similar approval requirements. In addition, such foreign trials will be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the

FDA or any comparable foreign regulatory authority, will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our product candidates not receiving regulatory approval or clearance for commercialization in the applicable jurisdiction.

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

The development and commercialization of new products in the biopharmaceutical and related industries is highly competitive. We compete in the segments of the pharmaceutical, biotechnology, and other related markets that develop therapies in the field of hematologic diseases. There are other companies focusing on developing therapies in the field of hematologic diseases. We also compete more broadly across the market for cost-effective and reimbursable treatments. Some of these competitive products and therapies are based on scientific approaches that are the same as or similar to our approach, and others are based on entirely different approaches. These companies include divisions of large pharmaceutical companies and biotechnology companies of various sizes. We face competition with respect to our current product candidates, and will face competition with respect to any product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization. See the “Business—Competition” section of our Annual Report on Form 10-K for the year ended December 31, 2025 for examples of the competition that our product candidates face.

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

We are party to license agreements with Roche, AbbVie and Mabwell and we may from time to time in the future be party to other license and collaboration agreements with third parties to advance our research or allow commercialization of current or future product candidates. Such agreements may impose numerous obligations, such as development, diligence, payment, commercialization, funding, milestone, royalty, sublicensing, insurance, patent prosecution, enforcement and other obligations on us and may require us to meet development timelines, or to exercise commercially reasonable efforts to develop and commercialize licensed products, in order to maintain the licenses. See “Business-Collaborations and License Agreement” of our Annual Report on Form 10-K for the year ended December 31, 2025 for more information regarding our license agreements with Roche, AbbVie and Mabwell. In spite of our best efforts, our licensors might conclude that we have materially breached our license agreements and might therefore terminate the license agreements, thereby removing or limiting our ability to develop and commercialize products and technologies covered by these license agreements.

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

On October 16, 2025, the FDA announced that bitopertin for porphyria was one of the first nine recipients of a CNPV. As a result, the NDA for bitopertin for EPP and XLP was eligible for the benefits of this program. However, receipt of the CNPV does not guarantee that the NDA will be approved on an expedited basis or at all, and in February 2026 the FDA issued a CRL with respect to our NDA indicating that we would need to provide evidence of a clinical benefit from an additional clinical trial, such as our ongoing APOLLO trial, to support a potential approval. We plan to respond to the CRL once such clinical data is available but it is unclear whether the benefits of the CNPV will continue to apply at that time or at any subsequent phase of the NDA review process. Even if the CNPV does continue to apply in the future, the FDA has stated that the review time for an application of a CNPV recipient may be extended, including because the FDA requests additional or clarifying information to review the application, there are manufacturing issues, or for other reasons deemed appropriate by the FDA. The CNPV program is in pilot stage, so its implementation, operation, and ultimate impact are subject to uncertainty. In addition, even if the CNPV program does ultimately result in a faster approval process, there is no guarantee that we will be able to begin commercialization of our product at the time of such approval or that we will be otherwise able to maintain such approval.

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

Other disruptions at the FDA and other federal agencies, including substantial leadership departures, personnel cuts, and policy changes, could result in delays in the FDA’s responsiveness or in its ability to review and/or approve new drug submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion, any of which could adversely affect our business. For example, during 2025, certain federal agencies, including the FDA, conducted significant layoffs and it is currently unclear whether and how such staff reductions may impact our business.

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

The United States and many foreign jurisdictions have enacted and/or proposed legislative and regulatory changes affecting the healthcare system that could prevent or delay regulatory approval of our current or future product candidates or any future product candidates, restrict or regulate post-approval activities, and affect our ability to profitably sell a product for which we obtain regulatory approval. Changes in laws, regulations, statutes or the interpretation of existing laws and regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements, (ii) additions or modifications to product labeling, (iii) the recall or discontinuation of our products or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business. For more information, see

“Business—Government Regulation—Current and Future U.S. Healthcare Reform Legislation” in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Despite Brexit, the UK and EEA data protection regimes remain largely aligned. However, going forward, there is increasing risk for divergence in application, interpretation and enforcement of the data protection laws as between the UK and EEA, creating additional regulatory uncertainty. For example, the UK Data (Use and Access) Act 2025 (“UK Act”), now in force, further differentiates the UK’s data protection regime. In December 2025, the European Commission adopted a decision determining that the UK continues to provide a level of data protection that is “essentially equivalent” to the EU standards and extended the validity of the UK adequacy decision for six years, through December 2031. While this renewal reduces immediate adequacy concerns, uncertainty remains regarding how UK data protection laws will evolve in the medium to longer term. The lack of clarity on future UK laws and regulations and their interaction with EU laws and regulations may affect our efforts to maintain a harmonized approach to processing European personal data and expose us to two parallel regimes where the UK GDPR and EU GDPR both apply with differing interpretation and enforcement approaches. This could increase our legal risk, uncertainty, complexity and compliance cost associated with the handling of European personal data, and may require us to adapt our privacy and data security compliance programs to account for legal and regulatory divergence between the UK and EEA. The European Commission has also proposed reforms under the “Digital Omnibus” package which, if adopted, may further modify GDPR-related requirements, including by clarifying the scope of “personal data” and the treatment of coded or de-identified data, potentially requiring further adjustments to our European privacy compliance framework. In the EEA, the NIS 2 Directive, or NIS 2, is replacing the cybersecurity legal framework under the current NIS framework, aiming to ensure a high level of cybersecurity in the region. NIS 2 expands on the scope of the current NIS framework, extending to additional sectors and expanding the list of in-scope healthcare organizations providing services in the EEA, including to certain providers engaged in research and development of medicinal products. To the extent applicable, the new regime imposes direct obligations on management regarding compliance with NIS 2, requiring covered organizations to put in place certain cyber risk management measures, and strengthens incident reporting requirements and provides supervisory authorities with greater oversight. The majority of these obligations will not come into force until national legislation implementing NIS 2 becomes effective in the relevant EU Member State. EU Member States had until October 17, 2024 to transpose NIS 2 into national legislation, although many countries have still not completed this process. As such, the cybersecurity regulatory landscape in the EU is currently fragmented and uncertain. To the extent we become subject to NIS 2, we may need to increase investment in our cybersecurity compliance programs. Under NIS 2, companies may be subject to administrative fines of up to the higher amount of €10 million or 2% of worldwide annual revenue.

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

We are highly dependent on many of our key employees and members of our executive management team as well as the other principal members of our management, scientific and clinical teams. Although we have entered into employment letter agreements with certain of our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. We also conducted an organizational restructuring in February 2026, which could impede future recruiting and hiring efforts. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

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

As of March 31, 2026, we had 154 full-time employees and no part-time employees. We expect to experience significant growth in the number of our employees and the scope of our operations, particularly as we mature as a public company and in the areas of product development, regulatory affairs and, in anticipation of the potential regulatory approval of bitopertin, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

We also conducted an organizational restructuring in February 2026. We may not realize, in full or in part, the anticipated benefits, savings and improvements in our cost structure from this restructuring effort due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings from this restructuring, our operating results and financial condition would be adversely affected. Furthermore, the effects of this restructuring may be disruptive to our operations. For example, headcount reductions could yield unanticipated consequences, such as increased difficulties in implementing our business strategy, including retention of remaining employees.

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

As of December 31, 2025, we had federal and state net operating loss carryforwards of $342.9 million and $331.8 million, respectively. Substantially all of the federal net operating loss carryforwards are not subject to expiration and the state net operating loss carryforwards begin to expire in 2037. As of December 31, 2025, we also had federal and state research and development tax credit carryforwards of $32.1 million and $4.3 million, respectively, which begin to expire in 2037. These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under current law, unused U.S. federal and certain state net operating losses generated for tax years beginning after December 31, 2017 are not subject to expiration and may be carried forward indefinitely. Such U.S. federal net operating losses generally may not be carried back to prior taxable years, except that, net operating losses generated in 2018, 2019 and 2020 may be carried back to each of the five tax years preceding the tax years of such losses. For taxable years beginning after December 31, 2020, the deductibility of U.S. federal net operating losses generated for tax years beginning after December 31, 2017 is limited to 80% of our taxable income in any future taxable year. In addition, in general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses or tax credits, or NOLs or credits, to offset future taxable income or taxes. For these purposes, an ownership change generally occurs when one or more stockholders or groups of stockholders who each owns at least 5% of a corporation’s stock increase their aggregate stock ownership by more than 50 percentage points over their lowest ownership percentage (by value) within a specified testing period. Our existing NOLs or credits may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change, our ability to utilize NOLs or credits could be further limited by Sections 382 and 383 of the Code. In addition, future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Sections 382 and 383 of the Code. Our NOLs or credits may also be impaired under state law. Accordingly, we may not be able to utilize a material portion of our NOLs or credits.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, in 2008, the global financial crisis caused extreme volatility and disruptions in the capital and credit markets and the COVID-19 pandemic caused significant volatility and uncertainty in U.S. and international markets. See “Risks Related to the Discovery and Development of Our Product Candidates-A public health crisis, pandemic, epidemic, or outbreak of an infectious or highly contagious disease may materially and adversely affect our business and financial results and could cause a disruption to the development of our product candidates.” In addition, the impact of geopolitical tension, such as a deterioration in the bilateral relationship between the United States and China or an escalation in conflict between Russia and Ukraine, the United States and Iran, and in the Middle East, including any resulting sanctions, export controls or other restrictive actions, also could lead to disruption, instability and volatility in the global markets. For example, in 2025, the United States imposed tariffs on imports on its trading partners, including Canada, Mexico, the EU and China. Historically, tariffs have led to increased political and trade tensions. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including, weakened demand for our product candidates and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our products.

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
•
sales of securities by us or our security holders in the future;
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

If our existing securityholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of March 31, 2026, we had 38,190,464 shares of common stock outstanding. All outstanding shares of common stock, other than shares held by our affiliates are freely tradable, without restriction, in the public market. In addition, shares of common stock that are subject to outstanding options of ours are or will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements and Rules 144 and 701 under the Securities Act. If these shares are sold, the trading price of our common stock could decline.

Our executive officers, directors and principal stockholders have the ability to significantly influence all matters submitted to our stockholders for approval.

As of March 31, 2026, our executive officers, directors and principal stockholders, in the aggregate, beneficially owned approximately 31% of our outstanding shares of common stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of us on terms that other stockholders may desire.

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

(c) Issuer Purchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

The following table discloses any officer (as defined in Rule 16a-1(f) under the Exchange Act) or director who entered into, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K) during the three months ended March 31, 2026:

Name and Title	Type of Trading Arrangement	Action Taken (Date of Action)	Duration or End Date	Aggregate Number of Securities to be Sold	Description of Trading Arrangement
John Quisel, J.D., Ph.D. President, Chief Executive Officer, and Director	Trading plan intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c)	Adoption (March 12, 2026)	End Date (September 4, 2026)	Up to 100,000	Sale
Jonathan Yu, M.B.A. Chief Operating Officer	Trading plan intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c)	Adoption (March 17, 2026)	End Date (January 31, 2027)	Up to 63,536	Sale
Rahul Khara, Pharm.D., J.D. Chief Legal Officer	Trading plan intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c)	Adoption (March 19, 2026)	End Date (December 31, 2026)	Up to 20,000	Sale

ITEM 6. EXHIBITS.

The exhibits filed as part of this Quarterly Report are set forth on the Exhibit Index, which is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description
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

DISC MEDICINE, INC.

Date: May 5, 2026	By:	/s/ John Quisel
John Quisel, J.D., Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: May 5, 2026	By:	/s/ Jean Franchi
Jean Franchi
Chief Financial Officer (Principal Financial and Accounting Officer)