Form 10-Q
period 2026-06-30
Disc Medicine, Inc.
filed 2026-07-30
CIK 1816736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of July 23, 2026 there were 38,392,844 shares of Common Stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DISC MEDICINE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$98,676	$91,145
Marketable securities	619,070	700,007
Prepaid expenses and other current assets	15,015	12,746
Total current assets	732,761	803,898
Property and equipment, net	980	1,159
Right-of-use assets, operating leases	834	1,096
Other assets	496	726
Total assets	$735,071	$806,879
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,840	$9,018
Accrued external research and development expenses	14,324	11,451
Other accrued expenses	8,881	15,561
Operating lease liabilities, current	315	611
Total current liabilities	30,360	36,641
Long-term debt, net	59,340	29,159
Operating lease liabilities, non-current	1,207	1,253
Total liabilities	90,907	67,053
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, no shares issued or outstanding as of June 30, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized as of June 30, 2026 and December 31, 2025; 38,345,666 and 37,890,616 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	4	4
Additional paid-in capital	1,278,990	1,249,043
Accumulated other comprehensive (loss) income	(1,608)	965
Accumulated deficit	(633,222)	(510,186)
Total stockholders’ equity	644,164	739,826
Total liabilities and stockholders’ equity	$735,071	$806,879

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISC MEDICINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$46,933	$46,319	$92,837	$74,082
Selling, general and administrative	18,142	15,091	41,762	27,274
Total operating expenses	65,075	61,410	134,599	101,356
Loss from operations	(65,075)	(61,410)	(134,599)	(101,356)
Other income (expense), net:
Interest income	6,532	7,057	13,425	13,937
Interest expense	(908)	(910)	(1,752)	(1,807)
Other (expense) income	(12)	68	10	65
Total other income (expense), net	5,612	6,215	11,683	12,195
Loss before income taxes	(59,463)	(55,195)	(122,916)	(89,161)
Income tax expense	(69)	(52)	(120)	(171)
Net loss	$(59,532)	$(55,247)	$(123,036)	$(89,332)
Net loss per share, basic and diluted	$(1.54)	$(1.58)	$(3.19)	$(2.61)
Weighted-average common shares outstanding, basic and diluted	38,685,565	35,024,592	38,589,035	34,179,364

Comprehensive loss:
Net loss	$(59,532)	$(55,247)	$(123,036)	$(89,332)
Other comprehensive loss:
Foreign currency translation adjustments	(2)	(15)	(12)	(1)
Unrealized loss on marketable securities	(1,035)	(247)	(2,561)	(15)
Total other comprehensive loss	(1,037)	(262)	(2,573)	(16)
Comprehensive loss	$(60,569)	$(55,509)	$(125,609)	$(89,348)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISC MEDICINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share and per share amounts)

(Unaudited)

	Common Stock $0.0001 Par Value		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2025	37,890,616	4	1,249,043	965	(510,186)	739,826
Issuance of common stock upon exercise of stock options	67,811	—	1,010	—	—	1,010
Issuance of common stock upon vesting of restricted stock units	218,322	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	13,715	—	687	—	—	687
Stock-based compensation expense	—	—	11,946	—	—	11,946
Foreign currency translation adjustments	—	—	—	(10)	—	(10)
Unrealized loss on marketable securities	—	—	—	(1,526)	—	(1,526)
Net loss	—	—	—	—	(63,504)	(63,504)
Balance at March 31, 2026	38,190,464	$4	$1,262,686	$(571)	$(573,690)	$688,429
Issuance of common stock upon exercise of stock options	113,359	—	2,356	—	—	2,356
Issuance of common stock upon vesting of restricted stock units	41,843	—	—	—	—	—
Stock-based compensation expense	—	—	13,948	—	—	13,948
Foreign currency translation adjustments	—	—	—	(2)	—	(2)
Unrealized loss on marketable securities	—	—	—	(1,035)	—	(1,035)
Net loss	—	—	—	—	(59,532)	(59,532)
Balance at June 30, 2026	38,345,666	$4	$1,278,990	$(1,608)	$(633,222)	$644,164

	Common Stock $0.0001 Par Value		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2024	29,865,030	3	741,297	289	(298,002)	$443,587
Issuance of common stock upon exercise of stock options	91,524	—	575	—	—	575
Issuance of common stock upon vesting of restricted stock units	83,672	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	7,814	—	287	—	—	287
Sale of common stock in underwritten offering, net of issuance costs of $15,321	4,533,182	—	234,003	—	—	234,003
Sale of pre-funded warrants in underwritten offering, net of issuance costs of $615	—	—	9,386	—	—	9,386
Stock-based compensation expense	—	—	6,363	—	—	6,363
Foreign currency translation adjustments	—	—	—	14	—	14
Unrealized gain on marketable securities	—	—	—	232	—	232
Net loss	—	—	—	—	(34,085)	(34,085)
Balance at March 31, 2025	34,581,222	$3	$991,911	$535	$(332,087)	$660,362
Issuance of common stock upon exercise of stock options	110,230	—	892	—	—	892
Issuance of common stock upon vesting of restricted stock units	3,430	—	—	—	—	—
Stock-based compensation expense	—	—	8,420	—	—	8,420
Foreign currency translation adjustments	—	—	—	(15)	—	(15)
Unrealized loss on marketable securities	—	—	—	(247)	—	(247)
Net loss	—	—	—	—	(55,247)	(55,247)
Balance at June 30, 2025	34,694,882	$3	$1,001,223	$273	$(387,334)	$614,165

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISC MEDICINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net loss	$(123,036)	$(89,332)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	179	105
Stock-based compensation	25,894	14,783
Amortization/accretion of investment securities	(1,558)	(5,148)
Loss from initial consolidation of variable interest entity	—	852
Non-cash lease expense	262	229
Non-cash interest expense	427	415
Other non-cash items	(14)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,264)	(7,911)
Accounts payable	(2,178)	(1,598)
Accrued external research and development expenses	2,873	322
Other accrued expenses	(6,680)	(2,518)
Operating lease liabilities	(342)	507
Net cash used in operating activities	(106,437)	(89,294)
Cash flows from investing activities
Purchases of marketable securities	(186,493)	(405,876)
Maturities of marketable securities	266,429	185,819
Purchases of property and equipment	—	(887)
Net cash provided by (used in) investing activities	79,936	(220,944)
Cash flows from financing activities
Proceeds from sale of common stock in underwritten offering, net of issuance costs paid	—	234,003
Proceeds from sale of pre-funded warrants in underwritten offering, net of issuance costs paid	—	9,386
Proceeds from long-term debt, net of issuance costs paid	29,979	—
Proceeds from stock option exercises	3,366	1,467
Contributions from employee stock purchase plan	687	287
Net cash provided by financing activities	34,032	245,143
Net increase (decrease) in cash, cash equivalents and restricted cash	7,531	(65,095)
Cash, cash equivalents and restricted cash, beginning of period	91,387	192,672
Cash, cash equivalents and restricted cash, end of period	$98,918	$127,577

	Six Months Ended June 30,
	2026	2025
Supplemental cash flow information
Cash paid for interest	$1,291	$1,407

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISC MEDICINE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Nature of the Business

Disc Medicine, Inc. (together with its subsidiaries, the “Company”) is a clinical-stage biopharmaceutical company focused on the discovery, development, and commercialization of novel treatments for patients suffering from serious hematologic diseases. The Company has assembled a portfolio of clinical and preclinical product candidates that aim to modify fundamental biological pathways associated with the formation and function of red blood cells, specifically heme biosynthesis and iron homeostasis. The Company’s current pipeline includes bitopertin for the treatment of erythropoietic porphyrias (“EPs”) including erythropoietic protoporphyria (“EPP”) and X-linked protoporphyria (“XLP”); selcodebart (DISC-0974) for the treatment of anemia of myelofibrosis (“MF”) and anemia of inflammatory bowel disease ("IBD"); and DISC-3405 for the treatment of polycythemia vera (“PV”), sickle cell disease ("SCD"), and other hematologic disorders. In addition, the Company’s preclinical programs include DISC-0998 for the treatment of anemia associated with inflammatory diseases. The Company’s approach to product development leverages well-understood molecular mechanisms that have been validated in humans. The Company believes that each of its product candidates, if approved, has the potential to improve the lives of patients suffering from hematologic diseases. The Company was founded in October 2017. The Company’s principal offices are located in Watertown, Massachusetts.

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

Liquidity and Capital Resources

The Company’s condensed consolidated financial statements have been prepared on the basis of the Company continuing as a going concern. The Company expects that its existing cash, cash equivalents and marketable securities as of June 30, 2026 of $717.7 million will enable the Company to fund its planned operating expense and capital expenditure requirements for at least twelve months from the date of issuance of these condensed consolidated financial statements. The Company has incurred recurring losses and negative cash flows from operations since inception. As of June 30, 2026, the Company had an accumulated deficit of $633.2 million. The Company expects its operating losses and negative operating cash flows to continue into the foreseeable future. The future viability of the Company is dependent on its ability to generate cash from operating activities or to raise additional capital to finance its operations. There can be no assurance that the Company will ever earn revenues or achieve profitability, or if achieved, that the revenues or profitability will be sustained on a continuing basis. In addition, the Company’s preclinical and clinical development activities, manufacturing and commercialization of the Company’s product candidates, if approved, may require significant additional financing.

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

Unaudited Interim Condensed Consolidated Financial Information

The accompanying condensed consolidated financial statements as of June 30, 2026 and for the three and six months ended June 30, 2026 and 2025 are unaudited. The financial data and other information contained in the notes hereto as of June 30, 2026 and for the three and six months ended June 30, 2026 and 2025 are also unaudited. The condensed consolidated balance sheet data as of December 31, 2025 was derived from the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements, and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of June 30, 2026 and the results of its operations and cash flows for the three and six months ended June 30, 2026 and 2025. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2025, and the notes thereto, included in the Company’s Annual Report on Form 10-K.

The results for the three and six months ended June 30, 2026 and 2025 are not necessarily indicative of results to be expected for the full years, or any other interim periods, or any future year or period.

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

3. Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025
Cash and cash equivalents	$98,676	$91,145
Restricted cash	242	242
Total cash, cash equivalents and restricted cash as shown on the condensed consolidated statements of cash flows	$98,918	$91,387

The Company's restricted cash balance, which is classified within prepaid expenses and other current assets and other assets on the condensed consolidated balance sheets, consists of letters of credit related to leased and subleased office space in Watertown, Massachusetts. The Company is required to maintain a separate cash balance to secure its letters of credit.

4. Marketable Securities

Marketable securities as of June 30, 2026 consisted of the following (in thousands):

		Gross Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Marketable securities available-for-sale:
U.S. treasury securities	$441,097	$57	$(1,119)	$440,035
Corporate debt securities	89,493	—	(89)	89,404
U.S. government agency securities	90,048	4	(421)	89,631
Total available-for-sale securities	$620,638	$61	$(1,629)	$619,070

Marketable securities as of December 31, 2025 consisted of the following (in thousands):

		Gross Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Marketable securities available-for-sale:
U.S. treasury securities	$484,670	$859	$—	$485,529
Corporate debt securities	132,913	44	(16)	132,941
U.S. government agency securities	81,431	110	(4)	81,537
Total available-for-sale securities	$699,014	$1,013	$(20)	$700,007

As of June 30, 2026, all of the Company’s marketable securities are available to the Company for use in current operations. As a result, the Company has classified all of these securities as current assets even though the stated maturity of some individual securities may be one year or more beyond the balance sheet date. The following table shows the fair value of the Company’s marketable securities, by contractual maturity, as of June 30, 2026 (in thousands):

June 30, 2026
Due within one year	$446,965
Due after one year through five years	172,105
Total available-for-sale securities	$619,070

The aggregate fair value of marketable securities with unrealized losses was $486.8 million and $41.3 million as of June 30, 2026 and December 31, 2025, respectively. As of June 30, 2026 and December 31, 2025, seventy-two investments and five investments were in an unrealized loss position, respectively. All such investments have been in an unrealized loss position for less than a year and these losses are considered temporary. The Company has the ability and intent to hold these investments until a recovery of their amortized cost, which may not occur until maturity. The Company expects that U.S. treasury, U.S. government agency, and corporate debt securities are subject to minimal credit risk. As a result, the Company did not record any charges for credit-related impairments for its available-for-sale securities for the three and six months ended June 30, 2026 and 2025.

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

Financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2026 are summarized as follows (in thousands):

	June 30, 2026
	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$89,133	$—	$—
Total cash equivalents	89,133	—	—
Marketable securities:
U.S. treasury securities	—	440,035	—
Corporate debt securities	—	89,404	—
U.S. government agency securities	—	89,631	—
Total marketable securities	—	619,070	—
Total assets	$89,133	$619,070	$—

Financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2025 are summarized as follows (in thousands):

	December 31, 2025
	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$72,932	$—	$—
Corporate debt securities	—	9,981	—
Total cash equivalents	72,932	9,981	—
Marketable securities:
U.S. treasury securities	—	485,529	—
Corporate debt securities	—	132,941	—
U.S. government agency securities	—	81,537	—
Total marketable securities	—	700,007	—
Total assets	$72,932	$709,988	$—

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

There have been no impairments of the Company’s assets measured and carried at fair value during the three and six months ended June 30, 2026 and 2025. There were no changes in valuation techniques or transfers between Level 1, Level 2, and Level 3 financial assets during the three and six months ended June 30, 2026 and 2025. The Company did not have any non-recurring fair value measurements on any assets or liabilities during the three and six months ended June 30, 2026 and 2025.

6. Other Accrued Expenses

Other accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025
Accrued employee-related expenses	$6,363	$12,642
Accrued professional fees	1,777	2,214
Accrued other	741	705
Total other accrued expenses	$8,881	$15,561

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

In January 2025, the Company made a milestone payment of $3.0 million upon the first administration to a patient in the Phase 2 clinical trial of selcodebart (DISC-0974) which was recorded within research and development in the Company’s condensed consolidated statements of operations and comprehensive loss for the six months ended June 30, 2025. As of June 30, 2026, no additional milestones were deemed probable of achievement.

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

In June 2025, the Company made a milestone payment of $10.0 million upon the initiation of the first Phase 3 clinical trial with a licensed product in a first indication which was recorded within research and development in the Company’s condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2025. The next potential milestone payment is $15.0 million due upon regulatory approval in the United States with a licensed product in a first indication. As of June 30, 2026, this milestone was not deemed probable of achievement.

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

In October 2023, the Company made a milestone payment of $5.0 million upon the first administration to a patient in a Phase 1 clinical trial for DISC-3405. In September 2025, the Company made a milestone payment of $10.0 million upon the first administration to a patient in a Phase 2 clinical trial for DISC-3405. In April 2026, the Company made a milestone payment of $5.0 million upon the first administration to a patient in a Phase 1b clinical trial with a licensed product in a second indication which was recorded within research and development in the Company’s condensed consolidated statements of operations and comprehensive loss for the six months ended June 30, 2026. As of June 30, 2026, no additional milestones were deemed probable of achievement.

License Agreement with Oak Bay Biosciences, Inc. (“OBB”)

In December 2024, the Company entered into an out-license agreement with OBB pursuant to which the Company granted an exclusive license, with the right to grant sublicenses, to certain Gemini intellectual property. Under the terms of the agreement, the Company received an upfront payment of $0.2 million with additional consideration receivable upon the achievement of certain clinical, regulatory and sales milestones up to $7.0 million, $35.0 million, and $160.0 million, respectively. As of June 30, 2026, none of the milestones had been achieved nor were they considered probable of achievement.

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

As part of the transaction, the Company also obtained an exclusive license to certain intellectual property. Under the terms of the license, the Company is obligated to make certain development and sales-based milestone payments of up to $5.6 million and $20.0 million, respectively, for each compound. Additionally, the Company is required to pay royalties on net sales of licensed products at rates in the low single-digits. As of June 30, 2026, none of the milestones had been achieved, nor were they considered probable of achievement.

8. Long-Term Debt

In November 2024, the Company entered into a Loan and Security Agreement (the “Hercules Loan Agreement”), with the lenders party thereto (the “Lenders”) and Hercules Capital, Inc., as administrative agent and collateral agent (the “Agent”). The Hercules Loan Agreement provides for up to $200.0 million of senior secured term loans available to the Company in multiple tranches (the “Term Loan Facility”). Upon execution, the Company borrowed an initial amount of $30.0 million.

In June 2026, the Company entered into the first amendment to the Hercules Loan Agreement (the “Hercules First Amendment”) which modified certain terms of the agreement, including, among other things, extending the availability period for the remaining undrawn tranches and revising the minimum cash covenant requirements. Upon execution of the Hercules First Amendment, the Company drew an additional principal amount of $30.0 million, increasing the cumulative amount drawn to $60.0 million. The Company may, at its sole discretion, draw an additional $50.0 million on or prior to April 30, 2027. The Company may also access additional term loan advances in an aggregate principal amount of up to $65.0 million during the term of the Term Loan Facility subject to achievement of specified performance milestones, and one additional term loan advance up to an aggregate principal amount of $25.0 million subject to certain terms and conditions. The Company intends to use the proceeds of the Term Loan Facility for working capital and general corporate purposes.

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

The obligations under the Hercules Loan Agreement are secured, subject to customary permitted liens and other agreed-upon exceptions, by a first-priority perfected security interest in all of the tangible and intangible assets of the Company, other than intellectual property. The Hercules Loan Agreement includes customary repayment and prepayment terms, events of default, affirmative and negative covenants and representations and warranties. Additionally, the Hercules Loan Agreement contains a minimum cash covenant that requires the Company to maintain certain levels of cash in accounts subject to a control agreement in favor of the Agent at all times beginning on the first day on or after July 1, 2028 (or July 1, 2029, if the Company achieves a certain milestone) on which the aggregate principal amount of the term loan advances is then more than $50.0 million; provided, however, the minimum cash covenant will be waived during all times that the Company's market capitalization is greater than or equal to $1.0 billion. The Hercules Loan Agreement also includes a subjective acceleration clause for circumstances which could be reasonably expected to have a material adverse effect on the Company.

The Hercules Loan Agreement provides for a final payment ("End of Term Charge"), payable upon maturity or the repayment of the obligations in full or in part (on a pro rata basis), equal to 6.75% of the aggregate principal amount of term loans advanced to the Company and repaid on such date, which is being accrued on the Company's condensed consolidated balance sheets.

The Company has recorded debt discount and debt issuance costs of $2.1 million related to borrowings under the Hercules Loan Agreement. Debt discount and unamortized debt issuance costs were recorded as a reduction of the carrying amount on the term loan and are amortized as interest expense using the effective-interest method. In addition, unamortized deferred financing costs of $0.4 million and $0.6 million were recorded in other assets as of June 30, 2026 and December 31, 2025, respectively, related to the Company's right to borrow additional amounts in the future.

Interest expense related to the Term Loan Facility for the three and six months ended June 30, 2026 was $0.9 million and $1.8 million, respectively. Interest expense related to the Term Loan Facility for the three and six months ended June 30, 2025 was $0.9 million and $1.8 million, respectively. As of June 30, 2026 and December 31, 2025, the carrying value of the Term Loan Facility approximated its fair value.

The obligations under the Term Loan Facility as of June 30, 2026 and December 31, 2025 consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025
Principal term loan balance	$60,000	$30,000
Unamortized debt discount and issuance costs	(1,400)	(1,351)
Accrued end of term fee	740	510
Long-term debt, net	$59,340	$29,159

The annual principal payments due under the Term Loan Facility as of June 30, 2026 were as follows (in thousands):

Remainder of 2026	$—
2027	—
2028	4,422
2029	55,578
Total	$60,000

The table of future principal payments excludes the End of Term Charge of $4.1 million, which is due upon the maturity of the loan.

9. Stockholders' Equity

Preferred Stock

The Company was authorized to issue up to 10,000,000 shares of preferred stock, $0.0001 par value per share. As of June 30, 2026, no shares of preferred stock were issued or outstanding.

Common Stock

The Company was authorized to issue up to 100,000,000 shares of common stock, $0.0001 par value per share. As of June 30, 2026, 38,345,666 shares of common stock were issued and outstanding.

Underwritten Offerings

October 2025 Offering

In October 2025, in connection with an underwriting agreement with Jefferies LLC, Leerink Partners LLC, Morgan Stanley & Co. LLC, and Cantor Fitzgerald & Co., the Company sold 2,619,049 shares of its common stock, at a public offering price of $84.00 per share. The Company also sold pre-funded warrants to purchase an aggregate of 59,523 shares of common stock at a price of $83.9999 per pre-funded warrant. The Company received aggregate net proceeds of $211.0 million, after deducting offering expenses of $14.0 million. As of June 30, 2026, none of the 59,523 pre-funded warrants had been exercised.

January 2025 Offering

In January 2025, in connection with an underwriting agreement with Jeffries LLC, Leerink Partners LLC, Stifel, Nicolaus & Company, Incorporated and Cantor Fitzgerald & Co., the Company sold 4,533,182 shares of its common stock, which included the exercise in full by the underwriters of their option to purchase up to 615,000 additional shares of common stock, at a public offering price of $55.00 per share. The Company also sold pre-funded warrants to purchase an aggregate of 181,818 shares of common stock at a price of $54.9999 per pre-funded warrant. The Company received aggregate net proceeds of $243.4 million, after deducting offering expenses of $15.9 million. As of June 30, 2026, none of the 181,818 pre-funded warrants had been exercised.

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

June 2023 Offering

In June 2023, the Company sold 3,015,919 shares of its common stock upon the completion of its public follow-on offering, which included the exercise in full by the underwriters of their option to purchase up to 420,000 additional shares of common stock, at a public offering price of $49.00 per share. The Company also sold, in lieu of shares of the Company’s common stock, pre-funded warrants to purchase an aggregate of 204,081 shares of common stock at a price of $48.9999 per pre-funded warrant. The Company received aggregate net proceeds of $147.9 million, after deducting offering expenses of $9.9 million. As of June 30, 2026, none of the 204,081 pre-funded warrants had been exercised.

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

As of June 30, 2026, the Company had sold an aggregate of 162,457 shares of common stock in Cantor ATM offerings under the August 2024 Shelf and pursuant to the Cantor ATM Agreement. Aggregate gross proceeds from the transaction were $10.1 million and the Company received $9.8 million in net proceeds, after deducting placement agent fees and offering expenses. There were no sales under the Cantor ATM Agreement during the three and six months ended June 30, 2026 and 2025.

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

Stock-Based Compensation Expense

Total stock-based compensation expense recorded as research and development and selling, general and administrative expenses, respectively, for employees, directors and non-employees is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$6,995	$3,862	$12,786	$6,821
Selling, general and administrative	6,953	4,558	13,108	7,962
Total stock-based compensation expense	$13,948	$8,420	$25,894	$14,783

11. Income Taxes

The Company did not record a provision or benefit for federal income taxes during the three and six months ended June 30, 2026 and 2025. The Company recorded state income tax expense of $0.1 million and $0.2 million for the six months ended June 30, 2026 and 2025, respectively, due to interest income. The Company continues to maintain a full valuation allowance against all of its deferred tax assets.

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

12. Net Loss Per Share

Basic and diluted net loss per share is computed by dividing net loss by the weighted-average common shares outstanding. The weighted-average common shares outstanding used in the basic and diluted net loss per share calculation includes pre-funded warrants issued in connection with the Company’s underwritten offerings. As of June 30, 2026 and June 30, 2025, 445,422 and 385,899 pre-funded warrants were outstanding, respectively.

The following table sets forth the computation of the Company’s basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(59,532)	$(55,247)	$(123,036)	$(89,332)
Denominator:
Weighted-average common shares outstanding, basic and diluted	38,685,565	35,024,592	38,589,035	34,179,364
Net loss per share, basic and diluted	$(1.54)	$(1.58)	$(3.19)	$(2.61)

The Company has generated a net loss in all periods presented, so the basic and diluted net loss per share are the same, as the inclusion of the potentially dilutive securities would be anti-dilutive. As of June 30, 2026 and June 30, 2025, the Company excluded the following potential common shares from the computation of diluted net loss per share because including them would have had an anti-dilutive effect:

	As of June 30,
	2026	2025
Options to purchase common stock	3,706,349	3,452,796
Restricted stock units	1,348,329	997,737
Employee stock purchase program	8,767	6,657

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Bitopertin program external expense	$(8,666)	$(23,686)	$(18,006)	$(32,121)
Selcodebart (DISC-0974) program external expense	(12,354)	(4,615)	(20,463)	(10,736)
DISC-3405 program external expense	(4,960)	(1,908)	(14,147)	(3,576)
Other external research and development expense	(2,697)	(3,103)	(4,862)	(4,935)
Internal and other research and development expense	(11,261)	(9,145)	(22,573)	(15,893)

Commercial expense	$(3,083)	$(2,660)	$(11,517)	$(4,581)

General and administrative expense	$(8,106)	$(7,873)	$(17,137)	$(14,731)

Stock-based compensation expense	$(13,948)	$(8,420)	$(25,894)	$(14,783)

Other segment items*	$5,543	$6,163	$11,563	$12,024

Net loss	$(59,532)	$(55,247)	$(123,036)	$(89,332)

*Other segment items include interest income, interest expense, other (expense) income, and income tax expense as reported on the condensed consolidated statements of operations and comprehensive loss.

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

Legal Proceedings

The Company, from time to time, may be party to litigation arising in the ordinary course of business. The Company was not subject to any material legal proceedings during the six months ended June 30, 2026 and 2025 and, to the best of its knowledge, no material legal proceedings are currently pending or threatened.

Payments Upon Termination

The Company enters into contracts in the normal course of business with contract research organizations ("CROs"), contract development and manufacturing organizations ("CDMOs") and other third parties for preclinical studies, clinical trials and manufacturing services. These contracts typically do not contain minimum purchase commitments and are generally cancelable by the Company upon written notice. Payments due upon cancellation consist of payments for services provided or expenses incurred, including noncancelable obligations of the Company’s service providers, up to the date of cancellation and, in the case of certain arrangements with CROs and CDMOs, may include noncancelable fees. Under such agreements, the exact amounts owed by the Company in the event of termination will be based on the timing of the termination and the exact terms of the agreement. As of June 30, 2026, the Company has not recognized any amounts related to these contingencies as the amount and timing of such payments are not fixed and estimable.

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

Overview

We are a clinical-stage biopharmaceutical company focused on the discovery, development, and commercialization of novel treatments for patients suffering from serious hematologic diseases. We have assembled a portfolio of clinical and preclinical product candidates that aim to modify fundamental biological pathways associated with the formation and function of red blood cells, specifically heme biosynthesis and iron homeostasis. Our current pipeline includes bitopertin for the treatment of erythropoietic porphyrias, or EPs, including erythropoietic protoporphyria, or EPP, and X-linked protoporphyria, or XLP; selcodebart (DISC-0974) for the treatment of anemia of myelofibrosis, or MF, and anemia of inflammatory bowel disease, or IBD; and DISC-3405 for the treatment of polycythemia vera, or PV, sickle cell disease, or SCD, and other hematologic disorders. In addition, our preclinical programs include DISC-0998 for the treatment of anemia associated with inflammatory diseases. Our approach to product candidate development leverages well-understood molecular mechanisms that have been validated in humans. We believe that each of our product candidates, if approved, has the potential to improve the lives of patients suffering from hematologic diseases.

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

We have completed two Phase 2 clinical trials of bitopertin: BEACON, an open-label, parallel-dose clinical trial in EPP and XLP patients conducted at sites in Australia, and AURORA, a randomized, double-blind, placebo-controlled clinical trial in EPP patients conducted at sites in the United States. In both trials, bitopertin significantly reduced the toxic metabolite, protoporphyrin IX, or PPIX, and was associated with improvements in measures of time spent in sunlight and quality of life. In addition, bitopertin was generally well-tolerated. All participants in AURORA and BEACON were eligible to participate in HELIOS, an ongoing open-label, long-term extension study of bitopertin in EPP and XLP patients. Interim data from HELIOS, presented in June 2025 and June 2026, demonstrated that longer term treatment of bitopertin was associated with sustained reductions in PPIX, as well as improvements in quality of life and liver biomarkers. Bitopertin is also currently being studied in APOLLO, a Phase 3, randomized, double-blind, placebo-controlled, clinical trial of bitopertin in EPP and XLP patients that we initiated in May 2025. In September 2025 we submitted a New Drug Application, or NDA, for accelerated approval of bitopertin in EPP and XLP in the United States based on our Phase 2 data. The FDA accepted our NDA for review in November 2025 and in February 2026 issued a complete response letter, or CRL. The FDA concluded that the AURORA and BEACON trials did not show evidence of association between percent change in PPIX and sunlight exposure-based endpoints as measured in the trials, resulting in uncertainty regarding whether bitopertin’s effect on PPIX is reasonably likely to predict clinical benefit, despite the strong mechanistic and biological plausibility supporting the use of the PPIX biomarker in protoporphyria. In our Type A meeting during the second quarter of 2026, the FDA indicated that results of the ongoing Phase 3 APOLLO trial, if successful, could serve as the basis for a response to the CRL and could potentially support a traditional approval. We completed enrollment in APOLLO (n=183) in the first quarter of 2026 and expect to report topline data in the fourth quarter of 2026. If successful, we plan to submit a response to the CRL and would then anticipate an FDA decision on our NDA by mid-2027.

Our APOLLO clinical trial is also intended to serve as a registrational trial with respect to any potential future marketing applications for bitopertin in EPP and XLP outside the United States. We continue to evaluate potential additional trials of bitopertin in other indications.

Iron Homeostasis: Selcodebart (DISC-0974) and DISC-3405

Selcodebart is the lead product candidate in our iron homeostasis portfolio and was licensed from AbbVie Deutschland GmbH & Co. KG, or AbbVie. Selcodebart is designed to suppress hepcidin production and increase serum iron levels. We completed a Phase 1 clinical trial in healthy volunteers in the United States in June 2022, with results showing an acceptable tolerability profile and evidence of target engagement, iron mobilization and augmented erythropoiesis. We initiated a Phase 1b/2 clinical trial in June 2022 in patients with anemia of MF, with results from the Phase 1b portion of this clinical trial showing substantial and sustained reductions in hepcidin levels and increases in iron alongside strong hematologic responses across patient types and an acceptable tolerability profile. We initiated RALLY-MF, the open-label Phase 2 portion of this clinical trial, in December 2024 and reported initial data in December 2025 and interim data in June 2026, with results demonstrating meaningful overall anemia responses across all patient subgroups, regardless of baseline transfusion status and independent of concomitant Janus Kinase, or JAK, inhibitor therapy use. We expect to share additional data in the fourth quarter of 2026. If positive, we expect to hold an end-of-Phase 2 meeting with the FDA for selcodebart in anemia of MF by the end of 2026. We also initiated RALLY-IBD, a Phase 2 clinical trial of selcodebart in patients with IBD and anemia in the first quarter of 2026, with initial data anticipated in 2027, and we are planning exploratory studies in additional patient populations with anemia of chronic disease. We are also developing a preclinical anti-hemojuvelin, or HJV, monoclonal antibody, DISC-0998, which also targets hepcidin suppression and was licensed from AbbVie. DISC-0998 is designed to increase serum iron levels and has an extended serum half-life as compared to selcodebart. We believe this profile may be desirable in certain subsets of patients with anemia associated with inflammatory diseases.

In addition, we are developing DISC-3405, a monoclonal antibody against Transmembrane Serine Protease 6, or TMPRSS6, that we licensed from Mabwell Therapeutics, Inc., or Mabwell. DISC-3405 is part of our iron homeostasis portfolio and is designed to induce hepcidin production and reduce serum iron levels. We initiated a Phase 1 clinical trial of DISC-3405 in healthy adult volunteers in October 2023 and presented interim data from the single-ascending dose, or SAD, portion of this clinical trial in June 2024. We presented data from the multiple ascending dose, or MAD, portion of this clinical trial in December 2024, and presented updated data from both the SAD and MAD portions of this clinical trial in June 2025, with results showing an acceptable tolerability profile and evidence of target engagement, including dose-related increases in serum hepcidin and corresponding reductions in serum iron across all dose levels. We are developing DISC-3405 for the treatment of PV, SCD, and other hematologic disorders. We initiated RESTORE-PV, an open-label Phase 2 clinical trial of DISC-3405 in patients with PV, in June 2025, with initial data expected in the third quarter of 2026. We also initiated a Phase 1b, open-label clinical trial of DISC-3405 in patients with SCD in October 2025, with initial data expected in the fourth quarter of 2026, and plan to explore the role of therapeutic iron restriction in other indications.

Funding

As of June 30, 2026, we had cash, cash equivalents and marketable securities of $717.7 million. We believe that our cash, cash equivalents and marketable securities will be sufficient to fund our current operating and capital expenditure plans and our debt service obligations into 2029, without taking into account any potential net cash inflows from bitopertin or any other marketed product, if approved during such period. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See "Liquidity and Capital Resources" for additional details.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2026 and 2025

The following table summarizes our results of operations for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three months ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Operating expenses:
Research and development	$46,933	$46,319	$614	$92,837	$74,082	$18,755
Selling, general and administrative	18,142	15,091	3,051	41,762	27,274	14,488
Total operating expenses	65,075	61,410	3,665	134,599	101,356	33,243
Loss from operations	(65,075)	(61,410)	(3,665)	(134,599)	(101,356)	(33,243)
Other income (expense), net:
Interest income	6,532	7,057	(525)	13,425	13,937	(512)
Interest expense	(908)	(910)	2	(1,752)	(1,807)	55
Other (expense) income	(12)	68	(80)	10	65	(55)
Total other income (expense), net	5,612	6,215	(603)	11,683	12,195	(512)
Loss before income taxes	(59,463)	(55,195)	(4,268)	(122,916)	(89,161)	(33,755)
Income tax expense	(69)	(52)	(17)	(120)	(171)	51
Net loss	$(59,532)	$(55,247)	$(4,285)	$(123,036)	$(89,332)	$(33,704)

Research and Development Expenses

The following table summarizes our research and development expenses for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three months ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Bitopertin	$8,666	$23,686	$(15,020)	$18,006	$32,121	$(14,115)
Selcodebart (DISC-0974)	12,354	4,615	7,739	20,463	10,736	9,727
DISC-3405	4,960	1,908	3,052	14,147	3,576	10,571
Other research programs and expenses	4,367	5,462	(1,095)	7,607	8,105	(498)
Personnel-related (including equity-based compensation)	16,586	10,648	5,938	32,614	19,544	13,070
Total research and development expenses	$46,933	$46,319	$614	$92,837	$74,082	$18,755

Research and development expenses were $46.9 million for the three months ended June 30, 2026, compared to $46.3 million for the three months ended June 30, 2025. The increase of $0.6 million was driven by increases of $7.7 million and $3.1 million related to selcodebart (DISC-0974) and DISC-3405, respectively, primarily related to clinical trial advancement and drug manufacturing activities. Personnel-related costs increased $5.9 million related to higher research and development headcount, including an increase of $3.1 million in stock-based compensation driven by awards granted under our equity compensation plans. These increases were partially offset by a decrease of $15.0 million in bitopertin development expenses primarily driven by a $10.0 million milestone payment and higher manufacturing costs incurred during the comparative period. Other research programs and expenses also decreased $1.1 million.

Research and development expenses were $92.8 million for the six months ended June 30, 2026, compared to $74.1 million for the six months ended June 30, 2025. The increase of $18.8 million was primarily due to an increase of $13.1 million in personnel-related costs related to higher research and development headcount, including an increase of $6.0 million in stock-based compensation driven by awards granted under our equity compensation plans. DISC-3405 development expenses increased $10.6 million primarily driven by increased clinical and manufacturing activities and a $5.0 million milestone payment triggered in the first quarter of 2026. Additionally, selcodebart (DISC-0974) development expenses increased $9.7 million primarily related to clinical trial advancement and drug manufacturing activities. These increases were partially offset by a decrease of $14.1 million in bitopertin development expenses primarily driven by a $10.0 million milestone payment and higher manufacturing costs incurred during the comparative period. Other research programs and expenses also decreased $0.5 million.

Selling, General and Administrative Expenses

The following table summarizes our selling, general and administrative expenses for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three months ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Personnel-related (including equity-based compensation)	$12,243	$8,308	$3,935	$27,715	$15,128	$12,587
Legal, consulting and professional fees	3,991	5,200	(1,209)	10,295	9,434	861
Other expenses	1,908	1,583	325	3,752	2,712	1,040
Total selling, general and administrative expenses	$18,142	$15,091	$3,051	$41,762	$27,274	$14,488

Selling, general and administrative expenses were $18.1 million for the three months ended June 30, 2026, compared to $15.1 million for the three months ended June 30, 2025. The increase of $3.1 million was primarily due to an increase of $3.9 million in personnel-related costs due to increased selling, general and administrative headcount, including an increase of $2.4 million in stock-based compensation driven by awards granted under our equity compensation plans. This increase was partially offset by a $1.2 million decrease in legal, consulting, and professional fees primarily related to changes in the timing and scope of commercialization activities.

Selling, general and administrative expenses were $41.8 million for the six months ended June 30, 2026, compared to $27.3 million for the six months ended June 30, 2025. The increase of $14.5 million was primarily due to an increase of $12.6 million in personnel-related costs due to increased selling, general and administrative headcount, including an increase of $5.1 million in stock-based compensation driven by awards granted under our equity compensation plans and an increase of $1.6 million related to an organizational restructuring. There were also increases of $1.0 million and $0.9 million in other expenses and legal, consulting, and professional fees, respectively, primarily related to developing our commercialization capabilities.

Other Income (Expense), Net

Other income (expense), net was $5.6 million and $11.7 million for the three and six months ended June 30, 2026, respectively, compared to $6.2 million and $12.2 million for the three and six months ended June 30, 2025, respectively. Other income (expense), net consists primarily of interest income from our cash, cash equivalents and marketable securities, partially offset by interest expense associated with our term loan.

Income Tax Expense

Income tax expense was $0.1 million for both the three and six months ended June 30, 2026, compared to $0.1 million and $0.2 million for the three and six months ended June 30, 2025, respectively. This expense primarily relates to state income tax resulting from an increase in interest income.

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

To date, we have funded our operations primarily with proceeds from the sale of our convertible preferred stock and common stock, the proceeds from the merger with Gemini, proceeds from various private and public sales of our equity securities and proceeds from borrowings under the Hercules Loan Agreement. Through June 30, 2026, we have received net proceeds of $144.5 million from sales of our Series Seed, Series A and Series B convertible preferred stock, $89.5 million from the merger with Gemini, $941.8 million from various private and public sales of our equity securities, and $57.6 million from net borrowings under the Hercules Loan Agreement. As of June 30, 2026, we had cash, cash equivalents and marketable securities of $717.7 million.

We have incurred significant operating losses since inception and, as of June 30, 2026, had an accumulated deficit of $633.2 million. In addition, we expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future. We believe that our cash, cash equivalents and marketable securities will be sufficient to fund our current operating and capital expenditure plans and our debt service obligations into 2029, without taking into account any potential net cash inflows from bitopertin or any other marketed product, if approved during such period. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. We may also pursue additional cash resources through public or private equity offerings, collaborations or additional debt financing.

Cash Flows

The following table provides information regarding our cash flows for each period presented (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash (used in) provided by:
Operating activities	$(106,437)	$(89,294)
Investing activities	79,936	(220,944)
Financing activities	34,032	245,143
Net increase (decrease) in cash, cash equivalents and restricted cash	$7,531	$(65,095)

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

During the six months ended June 30, 2026, net cash used in operating activities of $106.4 million was primarily due to our net loss of $123.0 million and the change in operating assets and liabilities of $8.6 million. These were partially offset by non-cash expenses of $25.2 million which included $25.9 million in stock-based compensation, reduced by $1.6 million from amortization and accretion of investment securities.

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

Investing Activities

During the six months ended June 30, 2026, net cash provided by investing activities was primarily due to maturities of marketable securities of $266.4 million, partially offset by purchases of marketable securities of $186.5 million.

During the six months ended June 30, 2025, net cash used in investing activities was primarily due to purchases of marketable securities of $405.9 million, partially offset by maturities of marketable securities of $185.8 million.

Financing Activities

During the six months ended June 30, 2026, net cash provided by financing activities of $34.0 million consisted primarily of net proceeds from the issuance of long-term debt of $30.0 million and proceeds from stock option exercises.

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

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations as of June 30, 2026 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Operating lease commitments(1)	$2,715	$530	$1,732	$453	$—
Total	$2,715	$530	$1,732	$453	$—

(1) Amounts reflect contractual rent payments due for our leased and subleased office spaces in Watertown, Massachusetts as of June 30, 2026 and include contractual payments due under our forward-starting lease which is expected to commence in December 2026. The term date for our existing lease is December 31, 2029 and the term date for our existing sublease is November 30, 2026.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

As of June 30, 2026 and December 31, 2025, we had cash, cash equivalents and marketable securities of $717.7 million and $791.2 million, respectively. As of June 30, 2026 and December 31, 2025, our cash equivalents consisted of corporate debt securities with original maturities of three months or less and our marketable securities consisted of U.S. treasury, U.S. government agency, and corporate debt securities which were classified as available-for-sale securities. Our primary investment objectives are the preservation of capital and the maintenance of liquidity, and our investment policy defines allowable investments based on quality of the institutions and financial instruments designed to minimize risk exposure. Our exposure to interest rate sensitivity is affected by changes in the general level of U.S. interest rates. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term maturities and low risk profiles of our investments, we do not anticipate a significant exposure to interest rate risk. If market interest rates were to increase immediately and uniformly by one percentage point from levels as of June 30, 2026, the net fair value of our marketable securities would decrease by approximately $4.2 million.

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

Inflation generally affects us by increasing our cost of labor and contract research. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three and six months ended June 30, 2026 and 2025.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Principal Executive Officer (our Chief Executive Officer) and Principal Financial Officer (our Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that as of June 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

Except as described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our net losses were $123.0 million and $89.3 million for the six months ended June 30, 2026 and 2025, respectively. We had an accumulated deficit of $633.2 million as of June 30, 2026. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations. We expect our research and development expenses to continue to increase significantly in connection with the commencement and continuation of clinical trials of our product candidates. In addition, if we obtain regulatory approval for our product candidates, we will incur significant sales, marketing and manufacturing expenses. We also will continue to incur additional costs associated with operating as a public company and expect to continue to incur significant and increasing operating losses over the next several years and for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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
•
successfully enroll subjects in and complete our ongoing and planned clinical trials;
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

Until such time, if ever, we can generate substantial product revenue, we expect to finance our cash needs through a combination of private and public equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. Other than up to $50.0 million of additional advances that may be drawn at our option until April 30, 2027 under the Hercules Loan Agreement, we do not have any committed external source of funds. The terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, your ownership interest will be diluted, and the terms of those securities may include liquidation or other preferences that may materially adversely affect your rights as a common stockholder. Additional debt financing, if available, would increase our fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, acquiring, selling or licensing intellectual property rights, and making capital expenditures, declaring dividends or other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to meet certain milestones in connection with debt financing and the failure to achieve such milestones by certain dates may force us to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us which could have a material adverse effect on our business, operating results and prospects.

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

Additionally, some of the clinical trials we conduct, such as our completed BEACON Phase 2 clinical trial of bitopertin, our ongoing RALLY-MF Phase 2 clinical trial of selcodebart (DISC-0974), and our ongoing clinical trials of DISC-3405, may be open-label in study design and may be conducted at a limited number of clinical sites on a limited number of patients. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. Most typically, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. The results from an open-label clinical trial may not be predictive of future clinical trial results when studied in a controlled environment with a placebo or active control.

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

From time to time, we may publicly disclose interim, top-line, initial or preliminary data from our clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data. For example, we announced initial data from our RALLY-MF Phase 2 selcodebart trial in patients with anemia of MF in December 2025 and additional interim data from this trial in June 2026. We also may make assumptions, estimations, calculations and conclusions as part of our analyses of data, and may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the interim, top-line, initial or preliminary results that we report may differ from future results of the same trials, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Interim, top-line, initial and preliminary data from clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Interim, top-line, initial and preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the interim, top-line, initial or preliminary data we previously published. As a result, interim, top-line, initial and preliminary data should be viewed with caution until the final data are available. Adverse differences between interim, top-line, initial or preliminary data and final data could significantly harm our business prospects and may cause the price of our common stock to fluctuate or decline.

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

Any results from early preclinical studies and clinical trials of bitopertin, selcodebart, DISC-0998, DISC-3405 or our other product candidates or programs may not necessarily be predictive of the results from later preclinical studies and clinical trials. For example, we previously announced positive data from our Phase 2 BEACON and AURORA clinical trials of bitopertin in patients with EPP, but there can be no assurance that our Phase 3 APOLLO clinical trial of bitopertin in patients with EPP will be successful or that the results of our APOLLO clinical trial will support a traditional approval of bitopertin for EPP. In addition, we previously announced positive initial data from our RALLY-MF Phase 2 clinical trial of selcodebart in patients with anemia of MF. However, there can be no assurance that selcodebart will achieve the desired effects in this indication. Further, we announced positive results from a Phase 1 clinical trial of DISC-3405 in healthy adult volunteers in December 2024 and June 2025, which may not be indicative or predictive of future clinical trial results. Similarly, even if we are able to complete our planned preclinical studies and clinical trials of our product candidates according to our current development timeline, the results from such preclinical studies and clinical trials of our product candidates may not be replicated in subsequent preclinical studies or clinical trial results.

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

The incidence and prevalence for the target patient populations of our programs and product candidates have not been established with precision. Our lead heme biosynthesis modulation product candidate, bitopertin, is an oral, selective inhibitor of GlyT1. We are initially focused on developing bitopertin for the treatment of EPP and XLP, which are both diseases marked by severe photosensitivity and damage to the hepatobiliary system caused by the accumulation of PPIX. We are initially focused on developing selcodebart for anemia of MF and anemia of inflammatory bowel disease, or IBD. We are initially focused on developing DISC-3405 for the treatment of PV and sickle cell disease, or SCD. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our programs and product candidates, are based on our estimates.

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

Selcodebart, DISC-0998, and DISC-3405 are monoclonal antibodies. Manufacturing biologics, like monoclonal antibodies, especially in large quantities, is often complex and may require the use of innovative technologies to handle living cells. Each lot of an approved biologic must undergo thorough testing for identity, strength, quality, purity and potency. Manufacturing biologics requires facilities specifically designed for and validated for this purpose, and sophisticated quality assurance and quality control procedures are necessary. Slight deviations anywhere in the manufacturing process, including filling, labeling, packaging, storage and shipping and quality control and testing, may result in lot failures, product recalls or spoilage. When changes are made to the manufacturing process, we may be required to provide preclinical and clinical data showing the comparable identity, strength, quality, purity or potency of the products before and after such changes. If microbial, viral or other contaminations are discovered at the facilities of our manufacturers, such facilities may need to be closed for an extended period of time to investigate and remedy the contamination, which could delay clinical trials and adversely harm our business.

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

Our commercial success depends in part on our ability to obtain and maintain proprietary or intellectual property protection in the U.S. and other countries for our current or future product candidates, including our current lead product candidates, bitopertin, selcodebart and DISC-3405, and our other current or future programs, including DISC-0998, as well as for their respective compositions, formulations, methods used to manufacture them and methods of treatment, in addition to successfully defending these patents against third-party challenges. We seek to protect our proprietary and intellectual property position by, among other methods, filing patent applications in the U.S. and abroad related to our proprietary technology, inventions, and improvements that are important to the development and implementation of our business. Our ability to stop unauthorized third parties from making, using, selling, offering to sell, or importing our product candidates is dependent upon the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities. We also rely on trade secrets, know-how and continuing technological innovation to develop and maintain our proprietary and intellectual property position.

We have in-licensed, and may in the future in-license, a portion of our intellectual property, and, if we fail to comply with our obligations under these license arrangements, we could lose such intellectual property rights or owe damages to the licensor of such intellectual property. In particular, we have exclusively licensed intellectual property rights from Roche to develop and commercialize bitopertin, including certain back-up compounds and derivatives, for all prophylactic and therapeutic uses. The Roche license covers know-how, and certain specified Roche patent rights, including a composition of matter patent for bitopertin that expires in 2026. We also have exclusively licensed intellectual property rights from AbbVie Deutschland GmbH & Co. KG, or AbbVie, to develop and commercialize selcodebart and DISC-0998. The AbbVie license covers know-how, and certain specified AbbVie patent rights, including composition of matter and methods of use patents and patent applications for selcodebart and DISC-0998. We also have exclusively licensed intellectual property rights from Mabwell to develop and commercialize antibody products containing Mabwell’s MWTX-001, MWTX-002, and MWTX-003 antibodies. The Mabwell license covers know-how and certain specified Mabwell patent rights, including composition of matter and methods of use patents and patent applications for MWTX-001, MWTX-002 and MWTX-003.

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. The degree of patent protection we require to successfully commercialize our current or future product candidates may be unavailable or severely limited in some cases and may not adequately protect our rights or permit us to gain or keep any competitive advantage. We cannot provide any assurances that any of our patents have, or that any of our pending patent applications that mature into issued patents will include, claims with a scope sufficient to protect bitopertin, selcodebart, DISC-3405 or our other current or future product candidates. In addition, if the breadth or strength of protection provided by our patent applications or any patents we may own or in-license is threatened, we could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

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

Similarly, in the European Union, the European Commission, upon the recommendation of the EMA’s Committee for Orphan Medicinal Products, grants orphan designation in respect of products that are intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions affecting no more than 5 in 10,000 persons in the European Union. Additionally, designation may be granted for products intended for the diagnosis, prevention, or treatment of a life-threatening, seriously debilitating or serious and chronic condition when, without incentives, it is unlikely that sales of the product in the European Union would generate sufficient return to justify the necessary investment in developing the product. In each case, there must be no satisfactory method of diagnosis, prevention, or treatment of the applicable condition which is authorized for marketing in the European Union (or, if such a method exists, the applicable product would be of significant benefit to those affected by the condition). In the European Union, orphan designation entitles a party to financial incentives such as reduction of fees or fee waivers. The European Commission has granted orphan designation for bitopertin for treatment of EPP and for selcodebart for treatment of myelofibrosis.

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

We were granted fast track designation by the FDA for DISC-3405 for the treatment of PV in September 2023 and for selcodebart for the treatment of anemia in non-dialysis dependent chronic kidney disease in February 2024, and we may seek fast track designation for certain of our product candidates. If a drug or biologic is intended for the treatment of a serious or life-threatening condition and the drug or biologic demonstrates the potential to address unmet medical needs for this condition, the sponsor may apply for fast track designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular product candidate is eligible for this designation, the FDA may disagree and instead decide not to grant it. Even if we do receive fast track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw fast track designation if it believes that the designation no longer meets the conditions for such designation. Fast track designation alone does not guarantee qualification for the FDA’s priority review procedures.

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

We may also be subject to state and foreign equivalents of each of the healthcare laws and regulations described above, among others, some of which may be broader in scope and may apply regardless of the payor. Many U.S. states have adopted laws similar to the federal Anti-Kickback Statute and False Claims Act, and may apply to our business practices, including, but not limited to, research, distribution, sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental payors, including private insurers. In addition, some states have passed laws that require pharmaceutical companies to comply with the April 2003 Office of Inspector General Compliance Program Guidance for Pharmaceutical Manufacturers and/or the Pharmaceutical Research and Manufacturers of America’s Code on Interactions with Healthcare Professionals. Several states also impose other marketing restrictions or require pharmaceutical companies to make marketing or price disclosures to the state and require the registration of pharmaceutical sales representatives. State and foreign laws, including for example the European Union General Data Protection Regulation, also govern the privacy and security of health information, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. Any failure or perceived failure to comply with an applicable legal requirement could result in penalties and reputational harm.

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

The regulatory framework for the collection, use, safeguarding, sharing, transfer and other processing of personal information worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. We possess and process sensitive information, including patient health information. In the U.S., there are numerous federal and state privacy and data security laws and regulations governing the collection, use, disclosure and protection of personal information, including health information privacy laws, security breach notification laws and consumer protection laws. These federal and state laws, in many cases, are not preempted by HIPAA and may be subject to varying interpretations by the courts and government agencies. These varying interpretations can create complex compliance issues for us and our partners and potentially expose us to additional expense, adverse publicity and liability, any of which could adversely affect our business. There is ongoing concern from privacy advocates, regulators and others regarding data privacy and security issues, and the number of jurisdictions with data privacy and security laws has been increasing. Also, there are ongoing public policy discussions regarding whether the standards for de-identification, anonymization or pseudonymization of health information are sufficient, and the risk of re-identification sufficiently small, to adequately protect patient privacy. We expect that there will continue to be new proposed and amended laws, regulations and industry standards concerning privacy, data protection and information security in the United States. For example, California enacted the California Consumer Privacy Act, or CCPA, as amended by the California Privacy Rights Act, is a comprehensive privacy law that broadly defines personal information, gives California residents expanded rights to access and delete their personal information, and places stringent privacy and security obligations on businesses covered by the law, including obligations to provide detailed disclosures to California consumers about their data collection, use and sharing practices, and to provide such consumers with ways to opt out of certain sales or transfers of personal information. A state agency was created to regulate the implementation and enforcement of the CCPA which may increase the risk of regulatory fines and penalties. The CCPA also provides for civil penalties, and allows for a private right of action for certain types of data breaches, which may lead to increased data breach litigation risk.

Comprehensive laws similar to the CCPA have been passed in numerous other states outside of California. These laws are substantially similar in scope and contain many of the same requirements and exceptions as the CCPA, including a general exemption for clinical trial data and limited obligations for entities regulated by HIPAA. However, we cannot yet determine the full impact these laws or other such future laws, regulations and standards may have on our current or future business. Any of these laws may broaden their scope in the future, and similar laws have been proposed on both federal and state levels. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in our business practices and policies.

In addition to comprehensive consumer privacy laws, certain states have enacted privacy laws with more limited focus. For example, the state of Washington passed the “My Health My Data Act” to protect medical and health information not subject to HIPAA. This law has a private right of action, which increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data. Other states have proposed and/or passed legislation that regulates the privacy and/or security of certain specific types of information. For example, a small number of states have passed laws that regulate biometric information. The existence of comprehensive privacy laws in different states in the country make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance. These various privacy and security laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.

The collection, use, storage, disclosure, transfer or other processing of personal data regarding individuals in the EEA and UK, including personal health data, is subject to the EU General Data Protection Regulation 2016/679, or EU GDPR, with respect to individuals in the EEA and the UK General Data Protection Regulation (following the incorporation of the EU GDPR into UK law), or UK GDPR, with respect to individuals in the UK, and together with the EU GDPR, GDPR. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to having a legal basis or condition for processing personal data, stricter requirements relating to processing sensitive data (including health data), where required by GDPR obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, requiring data protection impact assessments for high risk processing and taking certain measures when engaging third-party processors. The GDPR permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million (£17.5 million for the UK) or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. The GDPR increased our responsibility and liability in relation to personal data that we process where such processing is subject to the GDPR, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, including as implemented by individual countries. Compliance with the GDPR is a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities.

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

We may use and integrate artificial intelligence, or AI, into our business processes, and this innovation presents risks and challenges that could affect its adoption, and therefore our business. If we enable or offer solutions that draw controversy due to perceived or actual negative societal impact, we may experience brand or reputational harm, competitive harm or legal liability. The use of certain AI technology can give rise to cybersecurity and intellectual property risks, including compromises to personal or other confidential information, proprietary intellectual property and intellectual property infringement. To the extent we develop our own AI systems, then the risk of intellectual property infringement could arise from third party data sources being used to train our AI models, and from the output of AI systems reproducing or incorporating third party intellectual property rights, in each case without the right to do so. Further, a risk of our proprietary intellectual property rights being compromised through the use of AI could arise through third party vendors using our data to train their models and/or to generate output for other users of their systems. If our third party vendors use our data (which includes personal data) to train their AI models and/or to generate output for other users of their systems, this could also give rise to regulatory risks. Additionally, we expect to see increasing government and supranational regulation related to AI use and ethics, which may also significantly increase the burden and cost of research, development and compliance in this area. For example, the European Union’s Artificial Intelligence Act, or the AI Act, the world’s first comprehensive AI law, is currently in effect with respect to most of its provisions. As currently enacted, the AI Act, which may be amended as part of the EU’s Digital Omnibus, imposes significant obligations on providers and deployers of high risk AI systems, and encourages providers and deployers of AI systems to account for European Union ethical principles in their development and use of these systems. If we develop or use AI systems that are governed by the AI Act, it may necessitate ensuring higher standards of data quality, transparency, and human oversight, as well as adhering to specific and potentially burdensome and costly ethical, accountability, and administrative requirements.

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

We rely on information technology systems and infrastructure that we or our third-party providers operate to process, transmit and store electronic information in our day-to-day operations. In connection with our product discovery efforts, we may collect and use a variety of personal data and other confidential and/or proprietary data, such as names, mailing addresses, email addresses, phone numbers and clinical trial information. A successful cyberattack could result in the theft, destruction or misuse of intellectual property, data, or other misappropriation of assets, or otherwise compromise our confidential or proprietary information and disrupt our operations. Cyberattacks generally are increasing in their frequency, sophistication and intensity, including in relation to the proliferation of artificial intelligence-enabled systems, and have become increasingly difficult to detect. Cyberattacks could include wrongful conduct by hostile foreign governments, insiders such as employees, contractors or other third-parties and industrial espionage, wire fraud and other forms of cyber fraud, the deployment of harmful malware, ransomware, denial-of-service, social engineering fraud (including phishing attacks) or other means to threaten or compromise the security, confidentiality, integrity and availability of systems and information. A successful cyberattack could cause serious negative consequences for us, including, without limitation, the disruption of operations, the misappropriation of protected information or confidential business information, including personal data, financial information, trade secrets, financial loss and the disclosure of corporate strategic plans.

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

We rely on our third-party providers to implement effective security measures and identify and correct for any such failures, deficiencies, vulnerabilities, compromises, cybersecurity incidents or data breaches. We also rely on our employees and consultants to safeguard their security credentials and follow our policies and procedures regarding use and access of computers and other devices that may contain protected information and our sensitive information. If we or our third-party providers fail to maintain or protect our information technology systems, infrastructure and data integrity effectively or fail to anticipate, plan for or manage significant disruptions to our information technology systems and infrastructure, we or our third-party providers could have difficulty preventing, detecting and controlling such cyber-attacks, and any such attacks could result in the losses described above as well as disputes with physicians, patients and our partners, regulatory sanctions or penalties, increases in operating expenses, expenses or lost revenue or other adverse consequences, any of which could have a material adverse effect on our business, results of operations, financial condition, prospects and cash flows. Any failure by such third parties to prevent or adequately mitigate cybersecurity incidents, data breaches, compromises or other improper access to or disclosure of such information could have similarly adverse consequences for us. If we are unable to prevent or adequately mitigate the impact of such cybersecurity incidents, compromises or data breaches, we could be exposed to litigation and governmental investigations, inquiries, orders, penalties or fines, which could lead to a potential disruption to our business and financial penalties or losses. By way of example, the CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal data. The CCPA provides for civil penalties of up to $7,500 per violation, as well as a private right of action for certain types of data breaches that has, and is expected to continue to, increase the volume of data breach related litigation filed in California. Our contracts may not contain limitations of liability for data breaches we experience, and even where they do, there can be no assurance that such limits are sufficient to protect us from material damages or claims related to our privacy and data security obligations. Further, although we maintain cyber liability insurance, this insurance may not provide adequate coverage against potential liabilities related to cybersecurity incidents or data breaches we may experience.

Technological developments, including advances in frontier artificial intelligence models, may increase the sophistication and speed of cybersecurity incidents and other malicious attacks that we experience. These technologies may enable threat actors to better identify vulnerabilities, develop targeted exploits, conduct phishing or social engineering campaigns, or otherwise compromise or breach our information systems more efficiently. Vulnerabilities that affect us or our third-party service providers may be exploited more rapidly, and although we maintain cybersecurity risk management processes designed to address cybersecurity threats, evolving artificial intelligence capabilities may reduce these safeguards’ effectiveness and require additional investments and resources.

We expect to expand our development and regulatory capabilities and potentially implement sales, marketing and distribution capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

As of June 30, 2026, we had 165 full-time employees and no part-time employees. We expect to experience significant growth in the number of our employees and the scope of our operations, particularly as we mature as a public company and in the areas of product development, regulatory affairs and, in anticipation of the potential regulatory approval of bitopertin, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

If our existing securityholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of June 30, 2026, we had 38,345,666 shares of common stock outstanding. All outstanding shares of common stock, other than shares held by our affiliates are freely tradable, without restriction, in the public market. In addition, shares of common stock that are subject to outstanding options of ours are or will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements and Rules 144 and 701 under the Securities Act. If these shares are sold, the trading price of our common stock could decline.

Our executive officers, directors and principal stockholders have the ability to significantly influence all matters submitted to our stockholders for approval.

As of June 30, 2026, our executive officers, directors and principal stockholders, in the aggregate, beneficially owned approximately 31% of our outstanding shares of common stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of us on terms that other stockholders may desire.

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

(c) Issuer Purchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

The following table discloses any officer (as defined in Rule 16a-1(f) under the Exchange Act) or director who entered into, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K) during the three months ended June 30, 2026:

Name and Title	Type of Trading Arrangement	Action Taken (Date of Action)	Duration or End Date	Aggregate Number of Securities to be Sold	Description of Trading Arrangement
William Savage, M.D., Ph.D. Chief Medical Officer	Trading plan intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c)	Adoption (April 10, 2026)	End Date (December 31, 2026)	32,070	Sale
Jean Franchi Chief Financial Officer	Trading plan intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c)	Adoption (June 17, 2026)	End Date (December 31, 2027)	Up to 22,917[1]	Sale

(1) The aggregate number of shares available for sale cannot yet be determined, as it will be reduced by the number of shares sold to cover tax withholding obligations upon the vesting of Restricted Stock Units (RSUs). For disclosure purposes, the figures in this table reflect the maximum number of shares underlying the RSUs, without deducting shares that may be sold to cover taxes.

Amended and Restated Employment Agreements

On July 29, 2026, we entered into amended and restated employment agreements, effective as of July 29, 2026 (collectively, the “Amended Employment Agreements”), with each of John D. Quisel, J.D., Ph.D., our President and Chief Executive Officer; Jean Franchi, our Chief Financial Officer; Pamela Stephenson, M.P.H., our Chief Commercial Officer; William Savage, M.D., Ph.D., our Chief Medical Officer; and Jonathan Yu, M.B.A., our Chief Operating Officer (collectively, the “Executives”). The Amended Employment Agreements supersede and replace all Executives’ prior employment agreements. The Amended Employment Agreements will be filed as exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026.

Dr. John D. Quisel

The amended and restated employment agreement with Dr. Quisel (the “Quisel Amended Employment Agreement”) provides for his continued at-will employment as our President and Chief Executive Officer, an annual base salary of $735,000, and a target annual bonus opportunity equal to 60% of base salary, in accordance with his previously approved base salary and target annual bonus opportunity. Dr. Quisel will be eligible to participate in the employee benefit plans generally available to our employees.

Consistent with the terms of Dr. Quisel’s prior employment agreement, the Quisel Amended Employment Agreement continues to provide that, if Dr. Quisel is terminated by us without Cause or resigns for Good Reason, in either case outside the period beginning three months before and ending 12 months after a Change in Control (the “Change in Control Period”), Dr. Quisel will be entitled to (i) continued base salary payments for 12 months; (ii) a lump-sum payment equal to a pro rata portion of his target annual bonus for the fiscal year of termination and any earned but unpaid bonus for the preceding fiscal year; (iii) immediate vesting of 25% of his then-unvested equity awards subject to time-based vesting; and (iv) payment of the Company’s employer contribution toward

COBRA coverage for up to 12 months following the termination date, subject to his continued copayment at the active employee rate.

In lieu of the severance payments and benefits described above, the Quisel Amended Employment Agreement provides that if Dr. Quisel is terminated by us without Cause or resigns for Good Reason, in either case during the Change in Control Period, Dr. Quisel will be entitled to (i) a lump-sum cash payment equal to the sum of 21 months of his then-current base salary (or the base salary in effect immediately before the Change in Control, if higher), 1.75 times his target annual bonus for the fiscal year of termination and any earned but unpaid bonus for the preceding fiscal year; (ii) immediate and full vesting of all of his outstanding equity awards subject to time-based vesting; and (iii) payment of the Company’s employer contribution toward COBRA coverage for up to 18 months following the termination date, subject to his continued copayment at the active employee rate.

All severance payments and benefits under the Quisel Amended Employment Agreement are conditioned upon the timely execution by Dr. Quisel of a separation agreement and release of claims in our favor and continued compliance with his continuing obligations. If any payments or benefits to Dr. Quisel would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended, those payments and benefits will be reduced to the extent necessary to avoid the excise tax, but only if the reduction would result in a greater after-tax benefit to Dr. Quisel than payment in full. Dr. Quisel also remains subject to confidentiality, assignment of inventions, nonsolicitation, noncompetition and other restrictive covenants.

Ms. Jean Franchi

The amended and restated employment agreement with Ms. Franchi (the “Franchi Amended Employment Agreement”) provides for her continued at-will employment as our Chief Financial Officer, an annual base salary of $550,000, and a target annual bonus opportunity equal to 45% of base salary, in accordance with her previously approved base salary and target annual bonus opportunity. Ms. Franchi will be eligible to participate in the employee benefit plans generally available to our employees.

Consistent with the terms of Ms. Franchi’s prior employment agreement, the Franchi Amended Employment Agreement continues to provide that, if Ms. Franchi is terminated by us without Cause or resigns for Good Reason, in either case outside the Change in Control Period, Ms. Franchi will be entitled to (i) continued base salary payments for nine months; (ii) any earned but unpaid bonus for the preceding fiscal year; and (iii) payment of the Company’s employer contribution toward COBRA coverage for up to nine months following the termination date, subject to her continued copayment at the active employee rate.

In lieu of the severance payments and benefits described above, the Franchi Amended Employment Agreement provides that, if Ms. Franchi is terminated by us without Cause or resigns for Good Reason, in either case during the Change in Control Period, Ms. Franchi will be entitled to (i) a lump-sum cash payment equal to the sum of 15 months of her then-current base salary (or the base salary in effect immediately before the Change in Control, if higher), 1.25 times her target annual bonus for the fiscal year of termination and any earned but unpaid bonus for the preceding fiscal year; (ii) immediate and full vesting of all of her outstanding equity awards subject to time-based vesting; and (iii) payment of the Company’s employer contribution toward COBRA coverage for up to 15 months following the termination date, subject to her continued copayment at the active employee rate.

All severance payments and benefits under the Franchi Amended Employment Agreement are conditioned upon the timely execution by Ms. Franchi of a separation agreement and release of claims in our favor and continued compliance with her continuing obligations. If any payments or benefits to Ms. Franchi would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended, those payments and benefits will be reduced to the extent necessary to avoid the excise tax, but only if the reduction would result in a greater after-tax benefit to Ms. Franchi than payment in full. Ms. Franchi also remains subject to confidentiality, assignment of inventions, nonsolicitation, noncompetition and other restrictive covenants.

Ms. Pamela Stephenson

The amended and restated employment agreement with Ms. Stephenson (the “Stephenson Amended Employment Agreement”) provides for her continued at-will employment as our Chief Commercial Officer, an annual base salary of $538,000, and a target annual bonus opportunity equal to 45% of base salary, in accordance with her previously approved base salary and target annual bonus opportunity. Ms. Stephenson will be eligible to participate in the employee benefit plans generally available to our employees.

Consistent with the terms of Ms. Stephenson’s prior employment agreement, the Stephenson Amended Employment Agreement continues to provide that, if Ms. Stephenson is terminated by us without Cause or resigns for Good Reason, in either case outside the Change in Control Period, Ms. Stephenson will be entitled to (i) continued base salary payments for nine months; (ii) any earned but unpaid bonus for the preceding fiscal year; and (iii) payment of the Company’s employer contribution toward COBRA coverage for up to nine months following the termination date, subject to her continued copayment at the active employee rate.

In lieu of the severance payments and benefits described above, the Stephenson Amended Employment Agreement provides that if Ms. Stephenson is terminated by us without Cause or resigns for Good Reason, in either case during the Change in Control Period, Ms. Stephenson will be entitled to (i) a lump-sum cash payment equal to the sum of 15 months of her then-current base salary (or the base salary in effect immediately before the Change in Control, if higher), 1.25 times her target annual bonus for the fiscal year of termination and any earned but unpaid bonus for the preceding fiscal year; (ii) immediate and full vesting of all of her outstanding equity awards subject to time-based vesting; and (iii) payment of the Company’s employer contribution toward COBRA coverage for up to 15 months following the termination date, subject to her continued copayment at the active employee rate.

All severance payments and benefits under the Stephenson Amended Employment Agreement are conditioned upon the timely execution by Ms. Stephenson of a separation agreement and release of claims in our favor and continued compliance with her continuing obligations. If any payments or benefits to Ms. Stephenson would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended, those payments and benefits will be reduced to the extent necessary to avoid the excise tax, but only if the reduction would result in a greater after-tax benefit to Ms. Stephenson than payment in full. Ms. Stephenson also remains subject to confidentiality, assignment of inventions, nonsolicitation, noncompetition and other restrictive covenants.

Dr. William Savage

The amended and restated employment agreement with Dr. Savage (the “Savage Amended Employment Agreement”) provides for his continued at-will employment as our Chief Medical Officer, an annual base salary of $556,000, and a target annual bonus opportunity equal to 45% of base salary, in accordance with his previously approved base salary and target annual bonus opportunity. Dr. Savage will be eligible to participate in the employee benefit plans generally available to our employees.

Consistent with the terms of Dr. Savage’s prior employment agreement, the Savage Amended Employment Agreement continues to provide that, if Dr. Savage is terminated by us without Cause or resigns for Good Reason, in either case outside the Change in Control Period, Dr. Savage will be entitled to (i) continued base salary payments for nine months; (ii) any earned but unpaid bonus for the preceding fiscal year; and (iii) payment of the Company’s employer contribution toward COBRA coverage for up to nine months following the termination date, subject to his continued copayment at the active employee rate.

In lieu of the severance payments and benefits described above, the Savage Amended Employment Agreement provides that if Dr. Savage is terminated by us without Cause or resigns for Good Reason, in either case during the Change in Control Period, Dr. Savage will be entitled to (i) a lump-sum cash payment equal to the sum of 15 months of his then-current base salary (or the base salary in effect immediately before the Change in Control, if higher), 1.25 times his target annual bonus for the fiscal year of termination and any earned but unpaid bonus for the preceding fiscal year; (ii) immediate and full vesting of all of his outstanding equity awards subject to time-based vesting; and (iii) payment of the Company’s employer contribution toward COBRA coverage for up to 15 months following the termination date, subject to his continued copayment at the active employee rate.

All severance payments and benefits under the Savage Amended Employment Agreement are conditioned upon the timely execution by Dr. Savage of a separation agreement and release of claims in our favor and continued compliance with his continuing obligations. If any payments or benefits to Dr. Savage would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended, those payments and benefits will be reduced to the extent necessary to avoid the excise tax, but only if the reduction would result in a greater after-tax benefit to Dr. Savage than payment in full.. Dr. Savage also remains subject to confidentiality, assignment of inventions, nonsolicitation, noncompetition and other restrictive covenants.

Mr. Jonathan Yu

The amended and restated employment agreement with Mr. Yu (the “Yu Amended Employment Agreement”) provides for his continued at-will employment as our Chief Operating Officer, an annual base salary of $530,000, and a target annual bonus opportunity equal to 45% of base salary, in accordance with his previously approved base salary and target annual bonus opportunity. Mr. Yu will be eligible to participate in the employee benefit plans generally available to our employees.

Consistent with the terms of Mr. Yu’s prior employment agreement, the Yu Amended Employment Agreement continues to provide that, if Mr. Yu is terminated by us without Cause or resigns for Good Reason, in either case outside the Change in Control Period, Mr. Yu will be entitled to (i) continued base salary payments for nine months; (ii) any earned but unpaid bonus for the preceding fiscal year; and (iii) payment of the Company’s employer contribution toward COBRA coverage for up to nine months following the termination date, subject to his continued copayment at the active employee rate.

In lieu of the severance payments and benefits described above, the Yu Amended Employment Agreement provides that if Mr. Yu is terminated by us without Cause or resigns for Good Reason, in either case during the Change in Control Period, Mr. Yu will be entitled to (i) a lump-sum cash payment equal to the sum of 15 months of his then-current base salary (or the base salary in effect immediately before the Change in Control, if higher), 1.25 times his target annual bonus for the fiscal year of termination and any earned but unpaid bonus for the preceding fiscal year; (ii) immediate and full vesting of all of his outstanding equity awards subject to time-based vesting; and (iii) payment of the Company’s employer contribution toward COBRA coverage for up to 15 months following the termination date, subject to his continued copayment at the active employee rate.

All severance payments and benefits under the Yu Amended Employment Agreement are conditioned upon the timely execution by Mr. Yu of a separation agreement and release of claims in our favor and continued compliance with his continuing obligations.

If any payments or benefits to Mr. Yu would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended, those payments and benefits will be reduced to the extent necessary to avoid the excise tax, but only if the reduction would result in a greater after-tax benefit to Mr. Yu than payment in full. Mr. Yu also remains subject to confidentiality, assignment of inventions, nonsolicitation, noncompetition and other restrictive covenants.

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

10.1*+	First Amendment to the Loan and Security Agreement, dated as of June 25, 2026 by and between the Registrant and Hercules Capital, Inc.
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

+ Portions of this document that constitute confidential information have been redacted pursuant to Item 601(b)(10) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DISC MEDICINE, INC.

Date: July 30, 2026	By:	/s/ John Quisel
John Quisel, J.D., Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: July 30, 2026	By:	/s/ Jean Franchi
Jean Franchi
Chief Financial Officer (Principal Financial and Accounting Officer)