Form 10-Q
period 2026-09-30
Disc Medicine, Inc.
filed 2026-11-05
CIK 1816736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of October 29, 2026 there were 45,540,842 shares of Common Stock, $0.0001 par value per share, outstanding.

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
•
our ability to comply with our current and future debt obligations;
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
•
the impacts of changes in the policies or regulations of the U.S. Food and Drug Administration, or the FDA, or comparable foreign regulatory authorities regarding development, approval, and marketing of products; and

•
other risks and uncertainties, including those listed under the caption “Risk Factors.”

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
•
We have not yet progressed any product candidates other than bitopertin through a Phase 3 clinical trial and may be unable to successfully complete any additional clinical trials for any product candidates we develop. Certain of our programs are still in preclinical development and may never advance to clinical development.
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

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DISC MEDICINE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$89,983	$91,145
Marketable securities	592,833	700,007
Prepaid expenses and other current assets	14,589	12,746
Total current assets	697,405	803,898
Property and equipment, net	890	1,159
Right-of-use assets, operating leases	697	1,096
Other assets	496	726
Total assets	$699,488	$806,879
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,074	$9,018
Accrued external research and development expenses	16,321	11,451
Other accrued expenses	11,756	15,561
Operating lease liabilities, current	209	611
Total current liabilities	34,360	36,641
Long-term debt, net	59,745	29,159
Operating lease liabilities, non-current	1,133	1,253
Total liabilities	95,238	67,053
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, no shares issued or outstanding as of September 30, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized as of September 30, 2026 and December 31, 2025; 38,619,312 and 37,890,616 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	4	4
Additional paid-in capital	1,299,773	1,249,043
Accumulated other comprehensive (loss) income	(2,770)	965
Accumulated deficit	(692,757)	(510,186)
Total stockholders’ equity	604,250	739,826
Total liabilities and stockholders’ equity	$699,488	$806,879

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISC MEDICINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$44,080	$50,334	$136,917	$124,416
Selling, general and administrative	20,081	17,362	61,843	44,636
Total operating expenses	64,161	67,696	198,760	169,052
Loss from operations	(64,161)	(67,696)	(198,760)	(169,052)
Other income (expense), net:
Interest income	6,454	6,412	19,879	20,349
Interest expense	(1,714)	(917)	(3,466)	(2,724)
Other (expense) income	(5)	(18)	5	47
Total other income (expense), net	4,735	5,477	16,418	17,672
Loss before income taxes	(59,426)	(62,219)	(182,342)	(151,380)
Income tax expense	(109)	(102)	(229)	(273)
Net loss	$(59,535)	$(62,321)	$(182,571)	$(151,653)
Net loss per share, basic and diluted	$(1.53)	$(1.77)	$(4.72)	$(4.39)
Weighted-average common shares outstanding, basic and diluted	38,904,676	35,178,691	38,695,405	34,516,134

Comprehensive loss:
Net loss	$(59,535)	$(62,321)	$(182,571)	$(151,653)
Other comprehensive (loss) income:
Foreign currency translation adjustments	3	—	(9)	(1)
Unrealized (loss) gain on marketable securities	(1,165)	445	(3,726)	430
Total other comprehensive (loss) income	(1,162)	445	(3,735)	429
Comprehensive loss	$(60,697)	$(61,876)	$(186,306)	$(151,224)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISC MEDICINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share and per share amounts)

(Unaudited)

	Common Stock $0.0001 Par Value		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2025	37,890,616	4	1,249,043	965	(510,186)	739,826
Issuance of common stock upon exercise of stock options	67,811	—	1,010	—	—	1,010
Issuance of common stock upon vesting of restricted stock units	218,322	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	13,715	—	687	—	—	687
Stock-based compensation expense	—	—	11,946	—	—	11,946
Foreign currency translation adjustments	—	—	—	(10)	—	(10)
Unrealized loss on marketable securities	—	—	—	(1,526)	—	(1,526)
Net loss	—	—	—	—	(63,504)	(63,504)
Balance at March 31, 2026	38,190,464	$4	$1,262,686	$(571)	$(573,690)	$688,429
Issuance of common stock upon exercise of stock options	113,359	—	2,356	—	—	2,356
Issuance of common stock upon vesting of restricted stock units	41,843	—	—	—	—	—
Stock-based compensation expense	—	—	13,948	—	—	13,948
Foreign currency translation adjustments	—	—	—	(2)	—	(2)
Unrealized loss on marketable securities	—	—	—	(1,035)	—	(1,035)
Net loss	—	—	—	—	(59,532)	(59,532)
Balance at June 30, 2026	38,345,666	$4	$1,278,990	$(1,608)	$(633,222)	$644,164
Issuance of common stock upon exercise of stock options	235,353	—	5,770	—	—	5,770
Issuance of common stock upon vesting of restricted stock units	30,880	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	7,413	—	408	—	—	408
Stock-based compensation expense	—	—	14,605	—	—	14,605
Foreign currency translation adjustments	—	—	—	3	—	3
Unrealized loss on marketable securities	—	—	—	(1,165)	—	(1,165)
Net loss	—	—	—	—	(59,535)	(59,535)
Balance at September 30, 2026	38,619,312	$4	$1,299,773	$(2,770)	$(692,757)	$604,250

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISC MEDICINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)

(In thousands, except share and per share amounts)

(Unaudited)

	Common Stock $0.0001 Par Value		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2024	29,865,030	3	741,297	289	(298,002)	$443,587
Issuance of common stock upon exercise of stock options	91,524	—	575	—	—	575
Issuance of common stock upon vesting of restricted stock units	83,672	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	7,814	—	287	—	—	287
Sale of common stock in underwritten offering, net of issuance costs of $15,321	4,533,182	—	234,003	—	—	234,003
Sale of pre-funded warrants in underwritten offering, net of issuance costs of $615	—	—	9,386	—	—	9,386
Stock-based compensation expense	—	—	6,363	—	—	6,363
Foreign currency translation adjustments	—	—	—	14	—	14
Unrealized gain on marketable securities	—	—	—	232	—	232
Net loss	—	—	—	—	(34,085)	(34,085)
Balance at March 31, 2025	34,581,222	$3	$991,911	$535	$(332,087)	$660,362
Issuance of common stock upon exercise of stock options	110,230	—	892	—	—	892
Issuance of common stock upon vesting of restricted stock units	3,430	—	—	—	—	—
Stock-based compensation expense	—	—	8,420	—	—	8,420
Foreign currency translation adjustments	—	—	—	(15)	—	(15)
Unrealized loss on marketable securities	—	—	—	(247)	—	(247)
Net loss	—	—	—	—	(55,247)	(55,247)
Balance at June 30, 2025	34,694,882	$3	$1,001,223	$273	$(387,334)	$614,165
Issuance of common stock upon exercise of stock options	128,482	—	1,531	—	—	1,531
Issuance of common stock upon vesting of restricted stock units	14,514	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	6,301	—	291	—	—	291
Sale of common stock in at-the-market offering, net of issuance costs of $302	162,457	1	9,765	—	—	9,766
Stock-based compensation expense	—	—	9,514	—	—	9,514
Foreign currency translation adjustments	—	—	—	—	—	—
Unrealized gain on marketable securities	—	—	—	445	—	445
Net loss	—	—	—	—	(62,321)	(62,321)
Balance at September 30, 2025	35,006,636	$4	$1,022,324	$718	$(449,655)	$573,391

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISC MEDICINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net loss	$(182,571)	$(151,653)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	269	192
Stock-based compensation	40,499	24,297
Amortization/accretion of investment securities	(1,817)	(6,887)
Loss from initial consolidation of variable interest entity	—	852
Non-cash lease expense	399	349
Non-cash interest expense	832	626
Other non-cash items	(11)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,838)	(7,540)
Accounts payable	(2,944)	(680)
Accrued external research and development expenses	4,870	564
Other accrued expenses	(3,805)	2,436
Operating lease liabilities	(522)	351
Net cash used in operating activities	(146,639)	(137,093)
Cash flows from investing activities
Purchases of marketable securities	(304,973)	(491,312)
Maturities of marketable securities	410,240	320,819
Purchases of property and equipment	—	(913)
Net cash provided by (used in) investing activities	105,267	(171,406)
Cash flows from financing activities
Proceeds from sale of common stock in underwritten offering, net of issuance costs paid	—	234,003
Proceeds from sale of pre-funded warrants in underwritten offering, net of issuance costs paid	—	9,386
Proceeds from sale of common stock in at-the-market offerings, net of issuance costs paid	—	9,766
Proceeds from long-term debt, net of issuance costs paid	29,979	—
Proceeds from stock option exercises	9,136	2,998
Contributions from employee stock purchase plan	1,095	578
Net cash provided by financing activities	40,210	256,731
Net decrease in cash, cash equivalents and restricted cash	(1,162)	(51,768)
Cash, cash equivalents and restricted cash, beginning of period	91,387	192,672
Cash, cash equivalents and restricted cash, end of period	$90,225	$140,904

	Nine Months Ended September 30,
	2026	2025
Supplemental cash flow information
Cash paid for interest	$2,425	$2,116

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

Liquidity and Capital Resources

The Company’s condensed consolidated financial statements have been prepared on the basis of the Company continuing as a going concern. The Company expects that its existing cash, cash equivalents and marketable securities as of September 30, 2026 of $682.8 million will enable the Company to fund its planned operating expense and capital expenditure requirements for at least twelve months from the date of issuance of these condensed consolidated financial statements. The Company has incurred recurring losses and negative cash flows from operations since inception. As of September 30, 2026, the Company had an accumulated deficit of $692.8 million. The Company expects its operating losses and negative operating cash flows to continue into the foreseeable future. The future viability of the Company is dependent on its ability to generate cash from operating activities or to raise additional capital to finance its operations. There can be no assurance that the Company will ever earn revenues or achieve profitability, or if achieved, that the revenues or profitability will be sustained on a continuing basis. In addition, the Company’s preclinical and clinical development activities, manufacturing and commercialization of the Company’s product candidates, if approved, may require significant additional financing.

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

Unaudited Interim Condensed Consolidated Financial Information

The accompanying condensed consolidated financial statements as of September 30, 2026 and for the three and nine months ended September 30, 2026 and 2025 are unaudited. The financial data and other information contained in the notes hereto as of

September 30, 2026 and for the three and nine months ended September 30, 2026 and 2025 are also unaudited. The condensed consolidated balance sheet data as of December 31, 2025 was derived from the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements, and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of September 30, 2026 and the results of its operations and cash flows for the three and nine months ended September 30, 2026 and 2025. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2025, and the notes thereto, included in the Company’s Annual Report on Form 10-K.

The results for the three and nine months ended September 30, 2026 and 2025 are not necessarily indicative of results to be expected for the full years, or any other interim periods, or any future year or period.

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

3. Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash consisted of the following (in thousands):

	September 30,	December 31,
	2026	2025
Cash and cash equivalents	$89,983	$91,145
Restricted cash	242	242
Total cash, cash equivalents and restricted cash as shown on the condensed consolidated statements of cash flows	$90,225	$91,387

The Company's restricted cash balance, which is classified within prepaid expenses and other current assets and other assets on the condensed consolidated balance sheets, consists of letters of credit related to leased and subleased office space in Watertown, Massachusetts. The Company is required to maintain a separate cash balance to secure its letters of credit.

4. Marketable Securities

Marketable securities as of September 30, 2026 consisted of the following (in thousands):

		Gross Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Marketable securities available-for-sale:
U.S. treasury securities	$455,348	$—	$(1,912)	$453,436
Corporate debt securities	60,045	—	(147)	59,898
U.S. government agency securities	80,173	—	(674)	79,499
Total available-for-sale securities	$595,566	$—	$(2,733)	$592,833

Marketable securities as of December 31, 2025 consisted of the following (in thousands):

		Gross Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Marketable securities available-for-sale:
U.S. treasury securities	$484,670	$859	$—	$485,529
Corporate debt securities	132,913	44	(16)	132,941
U.S. government agency securities	81,431	110	(4)	81,537
Total available-for-sale securities	$699,014	$1,013	$(20)	$700,007

As of September 30, 2026, all of the Company’s marketable securities are available to the Company for use in current operations. As a result, the Company has classified all of these securities as current assets even though the stated maturity of some individual securities may be one year or more beyond the balance sheet date. The following table shows the fair value of the Company’s marketable securities, by contractual maturity, as of September 30, 2026 (in thousands):

September 30, 2026
Due within one year	$478,411
Due after one year through five years	114,422
Total available-for-sale securities	$592,833

The aggregate fair value of marketable securities with unrealized losses was $592.8 million and $41.3 million as of September 30, 2026 and December 31, 2025, respectively. As of September 30, 2026 and December 31, 2025, ninety-four investments and five investments were in an unrealized loss position, respectively. All such investments have been in an unrealized loss position for less than one year and these losses are considered temporary. The Company has the ability and intent to hold these investments until a recovery of their amortized cost, which may not occur until maturity. The Company expects that U.S. treasury, U.S. government agency, and corporate debt securities are subject to minimal credit risk. As a result, the Company did not record any charges for credit-related impairments for its available-for-sale securities for the three and nine months ended September 30, 2026 and 2025.

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

Financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2026 are summarized as follows (in thousands):

	September 30, 2026
	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$66,488	$—	$—
Total cash equivalents	66,488	—	—
Marketable securities:
U.S. treasury securities	—	453,436	—
Corporate debt securities	—	59,898	—
U.S. government agency securities	—	79,499	—
Total marketable securities	—	592,833	—
Total assets	$66,488	$592,833	$—

Financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2025 are summarized as follows (in thousands):

	December 31, 2025
	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$72,932	$—	$—
Corporate debt securities	—	9,981	—
Total cash equivalents	72,932	9,981	—
Marketable securities:
U.S. treasury securities	—	485,529	—
Corporate debt securities	—	132,941	—
U.S. government agency securities	—	81,537	—
Total marketable securities	—	700,007	—
Total assets	$72,932	$709,988	$—

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

There have been no impairments of the Company’s assets measured and carried at fair value during the three and nine months ended September 30, 2026 and 2025. There were no changes in valuation techniques or transfers between Level 1, Level 2, and Level 3 financial assets during the three and nine months ended September 30, 2026 and 2025. The Company did not have any non-recurring fair value measurements on any assets or liabilities during the three and nine months ended September 30, 2026 and 2025.

6. Other Accrued Expenses

Other accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2026	2025
Accrued employee-related expenses	$9,153	$12,642
Accrued professional fees	1,674	2,214
Accrued other	929	705
Total other accrued expenses	$11,756	$15,561

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

In January 2025, the Company made a milestone payment of $3.0 million upon the first administration to a patient in the Phase 2 clinical trial of selcodebart (DISC-0974) which was recorded within research and development in the Company’s condensed consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2025. As of September 30, 2026, no additional milestones were deemed probable of achievement.

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

In June 2025, the Company made a milestone payment of $10.0 million upon the initiation of the first Phase 3 clinical trial with a licensed product in a first indication which was recorded within research and development in the Company’s condensed consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2025. The next potential milestone payment is $15.0 million due upon regulatory approval in the United States with a licensed product in a first indication. As of September 30, 2026, this milestone was not deemed probable of achievement.

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

In October 2023, the Company made a milestone payment of $5.0 million upon the first administration to a patient in a Phase 1 clinical trial for DISC-3405. In September 2025, the Company made a milestone payment of $10.0 million upon the first administration to a patient in a Phase 2 clinical trial for DISC-3405 which was recorded within research and development in the Company’s condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2025. In April 2026, the Company made a milestone payment of $5.0 million upon the first administration to a patient in a Phase 1b clinical trial with a licensed product in a second indication which was recorded within research and development in the Company’s condensed consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2026. As of September 30, 2026, no additional milestones were deemed probable of achievement.

License Agreement with Oak Bay Biosciences, Inc. (“OBB”)

In December 2024, the Company entered into an out-license agreement with OBB pursuant to which the Company granted an exclusive license, with the right to grant sublicenses, to certain Gemini intellectual property. Under the terms of the agreement, the Company received an upfront payment of $0.2 million with additional consideration receivable upon the achievement of certain clinical, regulatory and sales milestones up to $7.0 million, $35.0 million, and $160.0 million, respectively. As of September 30, 2026, none of the milestones had been achieved nor were they considered probable of achievement.

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

As part of the transaction, the Company also obtained an exclusive license to certain intellectual property. Under the terms of the license, the Company is obligated to make certain development and sales-based milestone payments of up to $5.6 million and $20.0 million, respectively, for each compound. Additionally, the Company is required to pay royalties on net sales of licensed products at rates in the low single-digits. As of September 30, 2026, none of the milestones had been achieved, nor were they considered probable of achievement.

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

The Company has recorded debt discount and debt issuance costs of $2.1 million related to borrowings under the Hercules Loan Agreement. Debt discount and unamortized debt issuance costs were recorded as a reduction of the carrying amount on the term loan and are amortized as interest expense using the effective-interest method. In addition, unamortized deferred financing costs of $0.4 million and $0.6 million were recorded in other assets as of September 30, 2026 and December 31, 2025, respectively, related to the Company's right to borrow additional amounts in the future.

Interest expense related to the Term Loan Facility for the three and nine months ended September 30, 2026 was $1.7 million and $3.5 million, respectively. Interest expense related to the Term Loan Facility for the three and nine months ended September 30, 2025 was $0.9 million and $2.7 million, respectively. As of September 30, 2026 and December 31, 2025, the carrying value of the Term Loan Facility approximated its fair value.

The obligations under the Term Loan Facility as of September 30, 2026 and December 31, 2025 consisted of the following (in thousands):

	September 30,	December 31,
	2026	2025
Principal term loan balance	$60,000	$30,000
Unamortized debt discount and issuance costs	(1,280)	(1,351)
Accrued end of term fee	1,025	510
Long-term debt, net	$59,745	$29,159

The annual principal payments due under the Term Loan Facility as of September 30, 2026 were as follows (in thousands):

Remainder of 2026	$—
2027	—
2028	4,417
2029	55,583
Total	$60,000

The table of future principal payments excludes the End of Term Charge of $4.1 million, which is due upon the maturity of the loan.

9. Stockholders' Equity

Preferred Stock

The Company was authorized to issue up to 10,000,000 shares of preferred stock, $0.0001 par value per share. As of September 30, 2026, no shares of preferred stock were issued or outstanding.

Common Stock

The Company was authorized to issue up to 100,000,000 shares of common stock, $0.0001 par value per share. As of September 30, 2026, 38,619,312 shares of common stock were issued and outstanding.

Underwritten Offerings

October 2025 Offering

In October 2025, in connection with an underwriting agreement with Jefferies LLC, Leerink Partners LLC, Morgan Stanley & Co. LLC, and Cantor Fitzgerald & Co., the Company sold 2,619,049 shares of its common stock, at a public offering price of $84.00 per share. The Company also sold pre-funded warrants to purchase an aggregate of 59,523 shares of common stock at a price of $83.9999 per pre-funded warrant. The Company received aggregate net proceeds of $211.0 million, after deducting offering expenses of $14.0 million. As of September 30, 2026, none of the 59,523 pre-funded warrants had been exercised.

January 2025 Offering

In January 2025, in connection with an underwriting agreement with Jeffries LLC, Leerink Partners LLC, Stifel, Nicolaus & Company, Incorporated and Cantor Fitzgerald & Co., the Company sold 4,533,182 shares of its common stock, which included the exercise in full by the underwriters of their option to purchase up to 615,000 additional shares of common stock, at a public offering price of $55.00 per share. The Company also sold pre-funded warrants to purchase an aggregate of 181,818 shares of common stock at a price of $54.9999 per pre-funded warrant. The Company received aggregate net proceeds of $243.4 million, after deducting offering expenses of $15.9 million. As of September 30, 2026, none of the 181,818 pre-funded warrants had been exercised.

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

June 2023 Offering

In June 2023, the Company sold 3,015,919 shares of its common stock upon the completion of its public follow-on offering, which included the exercise in full by the underwriters of their option to purchase up to 420,000 additional shares of common stock, at a public offering price of $49.00 per share. The Company also sold, in lieu of shares of the Company’s common stock, pre-funded warrants to purchase an aggregate of 204,081 shares of common stock at a price of $48.9999 per pre-funded warrant. The Company received aggregate net proceeds of $147.9 million, after deducting offering expenses of $9.9 million. As of September 30, 2026, none of the 204,081 pre-funded warrants had been exercised.

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

During the three months ended September 30, 2025, the Company sold an aggregate of 162,457 shares of common stock under the August 2024 Shelf and pursuant to the Cantor ATM Agreement. Aggregate gross proceeds from the transaction were $10.1 million and the Company received $9.8 million in net proceeds, after deducting placement agent fees and offering expenses. There were no sales under the Cantor ATM Agreement during the three and nine months ended September 30, 2026. As of September 30, 2026, $189.9 million of common stock remained available for issuance and sale under the Cantor ATM Agreement.

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

Stock-Based Compensation Expense

Total stock-based compensation expense recorded as research and development and selling, general and administrative expenses, respectively, for employees, directors and non-employees was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development	$7,295	$4,423	$20,081	$11,244
Selling, general and administrative	7,310	5,091	20,418	13,053
Total stock-based compensation expense	$14,605	$9,514	$40,499	$24,297

11. Income Taxes

The Company did not record a provision or benefit for federal income taxes during the three and nine months ended September 30, 2026 and 2025. The Company recorded state income tax expense of $0.2 million and $0.2 million for the nine months ended September 30, 2026 and 2025, respectively, due to interest income. The Company continues to maintain a full valuation allowance against all of its deferred tax assets.

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

12. Net Loss Per Share

Basic and diluted net loss per share is computed by dividing net loss by the weighted-average common shares outstanding. The weighted-average common shares outstanding used in the basic and diluted net loss per share calculation includes pre-funded warrants issued in connection with the Company’s underwritten offerings. As of September 30, 2026 and September 30, 2025, 445,422 and 385,899 pre-funded warrants were outstanding, respectively.

The following table sets forth the computation of the Company’s basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(59,535)	$(62,321)	$(182,571)	$(151,653)
Denominator:
Weighted-average common shares outstanding, basic and diluted	38,904,676	35,178,691	38,695,405	34,516,134
Net loss per share, basic and diluted	$(1.53)	$(1.77)	$(4.72)	$(4.39)

The Company has generated a net loss in all periods presented, so the basic and diluted net loss per share are the same, as the inclusion of the potentially dilutive securities would be anti-dilutive. As of September 30, 2026 and September 30, 2025, the Company excluded the following potential common shares from the computation of diluted net loss per share because including them would have had an anti-dilutive effect:

	As of September 30,
	2026	2025
Options to purchase common stock	3,487,422	3,433,481
Restricted stock units	1,351,975	1,096,595
Employee stock purchase program	12,639	13,944

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Bitopertin program external expense	$(6,992)	$(11,833)	$(24,998)	$(43,954)
Selcodebart (DISC-0974) program external expense	(8,422)	(7,369)	(28,885)	(18,105)
DISC-3405 program external expense	(4,880)	(11,910)	(19,027)	(15,486)
Other external research and development expense	(4,643)	(4,095)	(9,505)	(9,030)
Internal and other research and development expense	(11,848)	(10,704)	(34,421)	(26,597)

Commercial expense	$(4,117)	$(3,928)	$(15,634)	$(8,509)

General and administrative expense	$(8,654)	$(8,343)	$(25,791)	$(23,074)

Stock-based compensation expense	$(14,605)	$(9,514)	$(40,499)	$(24,297)

Other segment items*	$4,626	$5,375	$16,189	$17,399

Net loss	$(59,535)	$(62,321)	$(182,571)	$(151,653)

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

Legal Proceedings

The Company, from time to time, may be party to litigation arising in the ordinary course of business. The Company was not subject to any material legal proceedings during the nine months ended September 30, 2026 and 2025 and, to the best of its knowledge, no material legal proceedings are currently pending or threatened.

Payments Upon Termination

The Company enters into contracts in the normal course of business with contract research organizations ("CROs"), contract development and manufacturing organizations ("CDMOs") and other third parties for preclinical studies, clinical trials and manufacturing services. These contracts typically do not contain minimum purchase commitments and are generally cancelable by the Company upon written notice. Payments due upon cancellation consist of payments for services provided or expenses incurred, including noncancelable obligations of the Company’s service providers, up to the date of cancellation and, in the case of certain arrangements with CROs and CDMOs, may include noncancelable fees. Under such agreements, the exact amounts owed by the Company in the event of termination will be based on the timing of the termination and the exact terms of the agreement. As of September 30, 2026, the Company has not recognized any amounts related to these contingencies as the amount and timing of such payments are not fixed and estimable.

15. Related Party Transactions

In October 2025 and January 2025, certain existing investors participated in the Company's underwritten offerings (see Note 9 - Stockholders' Equity).

16. Subsequent Events

Underwritten Offering

On October 20, 2026, the Company entered into an Underwriting Agreement (the “Underwriting Agreement”) with Jefferies LLC, Leerink Partners LLC, Morgan Stanley & Co. LLC, and Cantor as representatives of the several underwriters listed on Schedule I thereto (the “Underwriters”) related to an underwritten offering of 6,000,000 shares of common stock of the Company, par value $0.0001 per share, at a price to the public of $75.00 per share. In addition, the Company granted the Underwriters an option exercisable for 30 days from the date of the Underwriting Agreement to purchase, at the public offering price less any underwriting discounts and commissions, up to an additional 900,000 shares of the Company's common stock, which option the Underwriters exercised in full on October 26, 2026.

The net proceeds from the offering are expected to be approximately $485.9 million, after deducting the underwriting discount and estimated offering expenses. Certain existing investors and affiliates of the Company participated in the offering.

ATM Program

On November 4, 2026, Cantor acknowledged and accepted the Company’s written notice to terminate the Cantor ATM Agreement, which termination became effective on November 4, 2026. As a result of such termination, the Company will not offer or sell any additional shares of its common stock under the Cantor ATM Agreement.

On November 5, 2026, the Company entered into a Sales Agreement (the “TD Cowen ATM Agreement”), with TD Securities (USA) LLC (“TD Cowen”), pursuant to which the Company may offer and sell shares of its common stock having aggregate gross proceeds of up to approximately $189.9 million from time to time in “at-the-market” offerings through TD Cowen, as sales agent.

The Company agreed to pay TD Cowen a commission of up to 3.0% of the gross proceeds of any shares sold by TD Cowen under the TD Cowen ATM Agreement. As of the date of this Quarterly Report on Form 10-Q, the Company has not sold any shares of common stock under the TD Cowen ATM Agreement.

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

In October 2026, we announced positive topline results from APOLLO, a randomized, double-blind, pivotal Phase 3 trial evaluating the safety and efficacy of bitopertin versus placebo in adults and adolescents aged 12 or older with EPP or XLP. Bitopertin achieved statistical significance on both co-primary endpoints versus placebo, with reduction in whole-blood metal-free protoporphyrin IX, or PPIX, from baseline (-41.4% vs. placebo, p<0.0001) and increase in average monthly total time in light without pain during month 6 (+12.2 hours vs. placebo, p=0.0010). Bitopertin also achieved statistical significance on all secondary endpoints versus placebo, including reduction in incidence rate of phototoxic reactions over the 6-month treatment period (p<0.0001), increase in cumulative total time in light without pain over the 6-month treatment period (p<0.0001), and increase in change from baseline in average daily sunlight exposure time to prodrome (p=0.0077, adults only). In addition, bitopertin demonstrated additional quality of life benefits versus placebo, including improved Patient Global Impression of Change, or PGIC, score (p<0.0001) and Patient Global Impression of Severity, or PGIS, score (p<0.0001). Bitopertin was generally well-tolerated. Consistent with prior studies, dizziness was the most commonly reported treatment emergent adverse event, or TEAE, in the bitopertin group (50%) and was mild or moderate and generally transient. There were no TEAEs above Grade 3.

We have also completed two Phase 2 clinical trials of bitopertin: BEACON, an open-label, parallel-dose clinical trial in EPP and XLP patients conducted at sites in Australia, and AURORA, a randomized, double-blind, placebo-controlled clinical trial in EPP patients conducted at sites in the United States. In both trials, bitopertin significantly reduced PPIX and was associated with improvements in measures of time spent in sunlight and quality of life. In addition, bitopertin was generally well-tolerated. All participants in AURORA and BEACON were eligible to participate in HELIOS, an ongoing open-label, long-term extension study of bitopertin in EPP and XLP patients. Interim data from HELIOS, presented in June 2025 and June 2026, demonstrated that longer term treatment of bitopertin was associated with sustained reductions in PPIX, as well as improvements in quality of life and liver biomarkers.

In September 2025 we submitted a New Drug Application, or NDA, for accelerated approval of bitopertin in EPP and XLP in the United States based on our Phase 2 data. The U.S. Food and Drug Administration, or the FDA, accepted our NDA for review in November 2025 and in February 2026 issued a complete response letter, or CRL. The FDA concluded that the AURORA and BEACON trials did not show evidence of association between percent change in PPIX and sunlight exposure-based endpoints as measured in the trials, resulting in uncertainty regarding whether bitopertin’s effect on PPIX is reasonably likely to predict clinical benefit, despite the strong mechanistic and biological plausibility supporting the use of the PPIX biomarker in protoporphyria. In our Type A meeting during the second quarter of 2026, the FDA indicated that results of the Phase 3 APOLLO trial, if successful, could serve as the basis for a response to the CRL and could potentially support a traditional approval. With the positive topline results from APOLLO, we plan to engage with the FDA and resubmit an NDA by the end of 2026, with an FDA decision anticipated by mid-2027.

Our APOLLO clinical trial is also intended to serve as a registrational trial with respect to any potential future marketing applications for bitopertin in EPP and XLP outside the United States. We continue to evaluate potential additional trials of bitopertin in other indications.

Iron Homeostasis: Selcodebart (DISC-0974) and DISC-3405

Selcodebart is the lead product candidate in our iron homeostasis portfolio and was licensed from AbbVie Deutschland GmbH & Co. KG, or AbbVie. Selcodebart is designed to suppress hepcidin production and increase serum iron levels. We completed a Phase 1 clinical trial in healthy volunteers in the United States in June 2022, with results showing an acceptable tolerability profile and evidence of target engagement, iron mobilization and augmented erythropoiesis. We initiated a Phase 1b/2 clinical trial in June 2022 in patients with anemia of MF, with results from the Phase 1b portion of this clinical trial showing substantial and sustained reductions in hepcidin levels and increases in iron alongside strong hematologic responses across patient types and an acceptable tolerability profile. We initiated RALLY-MF, the open-label Phase 2 portion of this clinical trial, in December 2024 and reported initial data in December 2025 and interim data in June 2026, with results demonstrating meaningful overall anemia responses across all patient subgroups, regardless of baseline transfusion status and independent of concomitant Janus Kinase, or JAK, inhibitor therapy use. We expect to share additional data and hold an end-of-Phase 2 meeting with the FDA for selcodebart in anemia of MF by the end of 2026. We anticipate initiating a Phase 3 clinical program for selcodebart in anemia of MF in the first half of 2027, subject to the outcome of our end-of-Phase 2 meeting with the FDA. We also initiated RALLY-IBD, a Phase 2 clinical trial of selcodebart in patients with IBD and anemia in the first quarter of 2026, with initial data anticipated in 2027, and we are planning exploratory studies in additional patient populations with anemia of chronic disease. We are also developing a preclinical anti-hemojuvelin, or HJV, monoclonal antibody, DISC-0998, which also targets hepcidin suppression and was licensed from AbbVie. DISC-0998 is designed to increase serum iron levels and has an extended serum half-life as compared to selcodebart. We believe this profile may be desirable in certain subsets of patients with anemia associated with inflammatory diseases.

In addition, we are developing DISC-3405, a monoclonal antibody against Transmembrane Serine Protease 6, or TMPRSS6, that we licensed from Mabwell Therapeutics, Inc., or Mabwell. DISC-3405 is part of our iron homeostasis portfolio and is designed to induce hepcidin production and reduce serum iron levels. We initiated a Phase 1 clinical trial of DISC-3405 in healthy adult volunteers in October 2023, with results showing an acceptable tolerability profile and evidence of target engagement, including dose-related increases in serum hepcidin and corresponding reductions in serum iron across all dose levels. We are developing DISC-3405 for the treatment of PV, SCD, and other hematologic disorders. We initiated RESTORE-PV, an open-label Phase 2 clinical trial of DISC-3405 in patients with PV, in June 2025, and reported initial efficacy data from Cohort A of this trial in September 2026, with results demonstrating that treatment with DISC-3405 increased hepcidin and lowered serum iron, translating to reduction in phlebotomy events, controlled hematocrit, and improved symptom burden in patients with PV. In this initial data, DISC-3405 was generally well-tolerated in participants in Cohort A and Cohort B, with adverse events that were consistent with underlying disease and a low rate of injection site reactions, which were mild and self-limited. We expect to report additional data from our RESTORE-PV clinical trial by the end of 2026 and topline data in 2027. If positive, and subject to engagement with the FDA, we anticipate initiating a Phase 3 clinical program for DISC-3405 in PV in 2027. We also initiated a Phase 1b, open-label clinical trial of DISC-3405 in patients with SCD in October 2025, with initial data expected in the fourth quarter of 2026, and plan to explore the role of therapeutic iron restriction in other indications.

Funding

As of September 30, 2026, we had cash, cash equivalents and marketable securities of $682.8 million. In October 2026, we completed an underwritten public offering of shares of our common stock for net proceeds of approximately $485.9 million, after deducting estimated offering expenses payable by us. We believe that our cash, cash equivalents and marketable securities, including the net proceeds of our October 2026 underwritten public offering, will be sufficient to fund our current operating and capital expenditure plans and our debt service obligations into 2030, without taking into account any potential net cash inflows from bitopertin or any other marketed product, if approved during such period. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See "Liquidity and Capital Resources" for additional details.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2026 and 2025

The following table summarizes our results of operations for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three months ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Operating expenses:
Research and development	$44,080	$50,334	$(6,254)	$136,917	$124,416	$12,501
Selling, general and administrative	20,081	17,362	2,719	61,843	44,636	17,207
Total operating expenses	64,161	67,696	(3,535)	198,760	169,052	29,708
Loss from operations	(64,161)	(67,696)	3,535	(198,760)	(169,052)	(29,708)
Other income (expense), net:
Interest income	6,454	6,412	42	19,879	20,349	(470)
Interest expense	(1,714)	(917)	(797)	(3,466)	(2,724)	(742)
Other (expense) income	(5)	(18)	13	5	47	(42)
Total other income (expense), net	4,735	5,477	(742)	16,418	17,672	(1,254)
Loss before income taxes	(59,426)	(62,219)	2,793	(182,342)	(151,380)	(30,962)
Income tax expense	(109)	(102)	(7)	(229)	(273)	44
Net loss	$(59,535)	$(62,321)	$2,786	$(182,571)	$(151,653)	$(30,918)

Research and Development Expenses

The following table summarizes our research and development expenses for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three months ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Bitopertin	$6,992	$11,833	$(4,841)	$24,998	$43,954	$(18,956)
Selcodebart (DISC-0974)	8,422	7,369	1,053	28,885	18,105	10,780
DISC-3405	4,880	11,910	(7,030)	19,027	15,486	3,541
Other research programs and expenses	6,185	5,386	799	13,792	13,491	301
Personnel-related (including equity-based compensation)	17,601	13,836	3,765	50,215	33,380	16,835
Total research and development expenses	$44,080	$50,334	$(6,254)	$136,917	$124,416	$12,501

Research and development expenses were $44.1 million for the three months ended September 30, 2026, compared to $50.3 million for the three months ended September 30, 2025. The decrease of $6.3 million was driven by a $7.0 million reduction in expenses related to DISC-3405, primarily related to a $10.0 million milestone payment incurred during the comparative period. There was also a decrease of $4.8 million in bitopertin development expenses, primarily related to drug manufacturing activities in the comparative period that did not recur in the current period. These decreases were partially offset by an increase in personnel related costs of $3.8 million related to higher research and development headcount, including an increase of $2.9 million in stock-based compensation driven by awards granted under our equity compensation plans. Selcodebart development expenses increased $1.1 million, primarily related to drug manufacturing activities. Other research programs and expenses also increased $0.8 million.

Research and development expenses were $136.9 million for the nine months ended September 30, 2026, compared to $124.4 million for the nine months ended September 30, 2025. The increase of $12.5 million was primarily due to an increase of $16.8 million in personnel-related costs related to higher research and development headcount, including an increase of $8.8 million in stock-based compensation driven by awards granted under our equity compensation plans. Selcodebart development expenses increased $10.8 million primarily related to clinical trial advancement and drug manufacturing activities. DISC-3405 development expenses increased $3.5 million primarily driven by increased clinical trial and drug manufacturing activities of $8.5 million which were partially offset by lower milestone payments of $5.0 million. Bitopertin development expenses decreased $19.0 million primarily driven by a $10.0 million milestone payment and drug manufacturing activities in the comparative period that did not recur in the current period.

Selling, General and Administrative Expenses

The following table summarizes our selling, general and administrative expenses for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three months ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Personnel-related (including equity-based compensation)	$12,903	$10,587	$2,316	$40,618	$25,715	$14,903
Legal, consulting and professional fees	5,796	5,432	364	16,091	14,866	1,225
Other expenses	1,382	1,343	39	5,134	4,055	1,079
Total selling, general and administrative expenses	$20,081	$17,362	$2,719	$61,843	$44,636	$17,207

Selling, general and administrative expenses were $20.1 million for the three months ended September 30, 2026, compared to $17.4 million for the three months ended September 30, 2025. The increase of $2.7 million was primarily due to an increase of $2.3 million in personnel-related costs due to increased selling, general and administrative headcount, including an increase of $2.2 million in stock-based compensation driven by awards granted under our equity compensation plans.

Selling, general and administrative expenses were $61.8 million for the nine months ended September 30, 2026, compared to $44.6 million for the nine months ended September 30, 2025. The increase of $17.2 million was primarily due to an increase of $14.9 million in personnel-related costs due to increased selling, general and administrative headcount, including an increase of $7.4 million in stock-based compensation driven by awards granted under our equity compensation plans and an increase of $1.6 million related to an organizational restructuring. There were also increases of $1.1 million and $1.2 million in other expenses and legal, consulting, and professional fees, respectively, primarily related to developing our commercialization capabilities.

Other Income (Expense), Net

Other income (expense), net was $4.7 million and $16.4 million for the three and nine months ended September 30, 2026, respectively, compared to $5.5 million and $17.7 million for the three and nine months ended September 30, 2025, respectively. Other income (expense), net consists primarily of interest income from our cash, cash equivalents and marketable securities, partially offset by interest expense associated with our term loan.

Income Tax Expense

Income tax expense was $0.1 million and $0.2 million for the three and nine months ended September 30, 2026, respectively, compared to $0.1 million and $0.3 million for the three and nine months ended September 30, 2025, respectively. This expense primarily relates to state income tax resulting from interest income.

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

To date, we have funded our operations primarily with proceeds from the sale of our convertible preferred stock and common stock, the proceeds from the merger with Gemini, proceeds from various private and public sales of our equity securities and proceeds from borrowings under the Hercules Loan Agreement. Through September 30, 2026, we have received net proceeds of $144.5 million from sales of our Series Seed, Series A and Series B convertible preferred stock, $89.5 million from the merger with Gemini, $941.8 million from various private and public sales of our equity securities, and $57.6 million from net borrowings under the Hercules Loan Agreement. As of September 30, 2026, we had cash, cash equivalents and marketable securities of $682.8 million.

In October 2026, we completed an underwritten public offering of shares of our common stock for net proceeds of approximately $485.9 million, after deducting estimated offering expenses payable by us.

We have incurred significant operating losses since inception and, as of September 30, 2026, had an accumulated deficit of $692.8 million. In addition, we expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future. We believe that our cash, cash equivalents and marketable securities, including the net proceeds of our October 2026 underwritten public offering, will be sufficient to fund our current operating and capital expenditure plans and our debt service obligations into 2030, without taking into account any potential net cash inflows from bitopertin or any other marketed product, if approved during such period. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. We may also pursue additional cash resources through public or private equity offerings, collaborations or additional debt financing.

Cash Flows

The following table provides information regarding our cash flows for each period presented (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash (used in) provided by:
Operating activities	$(146,639)	$(137,093)
Investing activities	105,267	(171,406)
Financing activities	40,210	256,731
Net decrease in cash, cash equivalents and restricted cash	$(1,162)	$(51,768)

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

During the nine months ended September 30, 2026, net cash used in operating activities of $146.6 million was primarily due to our net loss of $182.6 million. This was partially offset by non-cash expenses of $40.2 million, which included $40.5 million in stock-based compensation, and the change in operating assets and liabilities of $4.2 million.

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

Investing Activities

During the nine months ended September 30, 2026, net cash provided by investing activities was primarily due to maturities of marketable securities of $410.2 million, partially offset by purchases of marketable securities of $305.0 million.

During the nine months ended September 30, 2025, net cash used in investing activities was primarily due to purchases of marketable securities of $491.3 million, partially offset by maturities of marketable securities of $320.8 million.

Financing Activities

During the nine months ended September 30, 2026, net cash provided by financing activities of $40.2 million consisted primarily of net proceeds from the issuance of long-term debt of $30.0 million and proceeds from stock option exercises of $9.1 million.

During the nine months ended September 30, 2025, net cash provided by financing activities of $256.7 million consisted primarily of aggregate net proceeds of $243.4 million and $9.8 million from our underwritten offering in January 2025 and sales of shares of common stock pursuant to our Controlled Equity Offering Sales Agreement, or the Cantor ATM Agreement, with Cantor Fitzgerald & Co., or Cantor, respectively.

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

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations as of September 30, 2026 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Operating lease commitments(1)	$2,505	$534	$1,745	$226	$—
Total	$2,505	$534	$1,745	$226	$—

(1) Amounts reflect contractual rent payments due for our leased and subleased office spaces in Watertown, Massachusetts as of September 30, 2026 and include contractual payments due under our forward-starting lease which is expected to commence in December 2026. The term date for our existing lease is December 31, 2029 and the term date for our existing sublease is November 30, 2026.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

As of September 30, 2026 and December 31, 2025, we had cash, cash equivalents and marketable securities of $682.8 million and $791.2 million, respectively. As of September 30, 2026 and December 31, 2025, our cash equivalents consisted of money market funds and corporate debt securities with original maturities of three months or less and our marketable securities consisted of U.S. treasury, U.S. government agency, and corporate debt securities which were classified as available-for-sale securities. Our primary investment objectives are the preservation of capital and the maintenance of liquidity, and our investment policy defines allowable investments based on quality of the institutions and financial instruments designed to minimize risk exposure. Our exposure to interest rate sensitivity is affected by changes in the general level of U.S. interest rates. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term maturities and low risk profiles of our investments, we do not anticipate a significant exposure to interest rate risk. If market interest rates were to increase immediately and uniformly by one percentage point from levels as of September 30, 2026, the net fair value of our marketable securities would decrease by approximately $3.6 million.

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

Inflation generally affects us by increasing our cost of labor and contract research. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three and nine months ended September 30, 2026 and 2025.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Principal Executive Officer (our Chief Executive Officer) and Principal Financial Officer (our Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that as of September 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

Except as described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our net losses were $182.6 million and $151.7 million for the nine months ended September 30, 2026 and 2025, respectively. We had an accumulated deficit of $692.8 million as of September 30, 2026. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations. We expect our research and development expenses to continue to increase significantly in connection with the commencement and continuation of clinical trials of our product candidates. In addition, if we obtain regulatory approval for our product candidates, we will incur significant sales, marketing and manufacturing expenses. We also will continue to incur additional costs associated with operating as a public company and expect to continue to incur significant and increasing operating losses over the next several years and for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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

In November 2024, we entered into a Loan and Security Agreement, as amended in June 2026, or the Hercules Loan Agreement, with the lenders party thereto, or the Lenders, and Hercules Capital, Inc., as administrative agent and collateral agent, or the Agent. The Hercules Loan Agreement provides for up to $200.0 million of senior secured term loans, or the Term Loan, available to us in multiple tranches. The Term Loan will mature on December 1, 2029. Our obligations under the Hercules Loan Agreement are secured, subject to customary permitted liens and other agreed-upon exceptions, by a first-priority perfected security interest in all of our tangible and intangible assets, other than intellectual property.

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

We believe that our cash, cash equivalents and marketable securities, including the net proceeds of our October 2026 underwritten public offering, will be sufficient to fund our current operating and capital expenditure plans and our debt service obligations into 2030, without taking into account any potential net cash inflows from bitopertin or any other marketed product, if approved during such period. However, we have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than expected. Our future capital requirements will depend on and could increase significantly as a result of many factors, including:

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

Risks Related to the Discovery and Development of Our Product Candidates

We have not yet progressed any product candidates other than bitopertin through a Phase 3 clinical trial and may be unable to successfully complete any additional clinical trials for any product candidates we develop. Certain of our programs are still in preclinical development and may never advance to clinical development.

We currently have three product candidates in clinical development, only one of which has progressed through a Phase 3 clinical trial to the point of producing topline results. We have not yet demonstrated our ability to successfully complete a large-scale, pivotal clinical trial to the point of producing a final clinical study report, obtain regulatory approvals, manufacture a commercial scale product or arrange for a third party to do so on our behalf or conduct sales and marketing activities necessary for successful commercialization. The majority of our programs are still in preclinical and early to mid-stage clinical development. Our clinical programs may not advance to the next stage of clinical development, and our preclinical programs may never advance to clinical development or through clinical development, as applicable. We may not initiate any clinical trial of our product candidates until we have submitted an IND to the FDA or comparable submissions with equivalent regulatory authorities and received regulatory clearance. We may not be able to submit INDs or other regulatory filings for any of our product candidates on the timelines we expect, if at all. For example, we may experience manufacturing delays or other delays with IND-enabling studies. Moreover, we cannot be sure that submission of regulatory filings with the FDA or other regulatory authorities will result in such regulatory authorities allowing clinical trials to begin on a timely basis or at all, or that, once begun, such trials will be completed on schedule, if at all, or that issues will not arise that require us to revise, postpone, suspend or terminate our clinical trials. For example, we filed an IND in April 2022 with the FDA to initiate the AURORA Phase 2 trial of bitopertin in EPP patients, but the FDA initially placed the initiation of this trial on clinical hold; we received clearance to initiate the study in July 2022 after the study design was finalized with the FDA, and we initiated the study in October 2022. Commencing any of our clinical trials is subject to finalizing the trial design based on discussions with the FDA and other regulatory authorities. Any guidance we receive from the FDA or other regulatory authorities is subject to change. The outcomes of our interactions with these regulatory authorities, including interactions critical to successfully advancing through the different phases of clinical development, such as end-of-phase 2 meetings with the FDA, may be difficult to predict ahead of time. In particular, regulatory authorities could change their position, including on the acceptability of our trial designs or the clinical endpoints selected, which may require us to complete additional clinical trials or result in the composition of stricter approval conditions than currently expected. Our ability to successfully advance from preclinical studies through the different phases of clinical development is therefore subject to significant uncertainty. Successful completion of our clinical trials is a prerequisite to submitting an NDA or a BLA to the FDA, a Marketing Authorisation Application, or MAA, to the European Medicines Agency, or EMA, or other marketing applications to regulatory authorities in other jurisdictions, for each product candidate and, consequently, the regulatory approval of each product candidate.

A single well-controlled clinical trial may not be sufficient for approval. While the FDA recently indicated that its default position will be that one well-controlled clinical trial, combined with confirmatory evidence, will serve as the basis of marketing authorization of novel products, the FDA and other regulators may nonetheless require additional clinical trials to support regulatory approval.

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

Even if the FDA does find our clinical trial success criteria to be sufficiently supported and clinically meaningful at the time, we may not achieve the pre-specified endpoint to a degree of statistical significance in any pivotal or other clinical trials we may conduct for our product candidates. Further, even if we do achieve the pre-specified criteria, our trials may produce results that are unpredictable or inconsistent with the results of the more traditional efficacy endpoints in the trial. For example, in the Complete Response Letter, or CRL, that the FDA issued in February 2026 with respect to our NDA for accelerated approval of bitopertin in EPP and XLP, the FDA agreed that clinical data from our AURORA and BEACON clinical trials provided sufficient evidence that bitopertin significantly lowers whole blood metal-free PPIX, but concluded that the trials did not show evidence of association between percent change in PPIX and sunlight exposure-based endpoints as measured in the trials. As such, the FDA determined that there is uncertainty regarding whether bitopertin’s effect on PPIX is reasonably likely to predict clinical benefit, despite the strong mechanistic and biological plausibility supporting the use of the PPIX biomarker in protoporphyria. As a result, the FDA did not approve our NDA and indicated instead that we would need to provide evidence of clinical benefit from an additional trial, such as our Phase 3, randomized, double-blind, placebo-controlled APOLLO clinical trial of bitopertin in EPP and XLP patients, to support a potential traditional approval. We reported positive topline results from APOLLO in October 2026, and plan to engage with the FDA and resubmit an NDA by the end of 2026. The FDA also could change its view or give overriding weight to other efficacy endpoints over a primary endpoint, even if we achieve statistically significant results on that primary endpoint, if for example we do not do so on our secondary efficacy endpoints. The FDA also weighs the benefits of a product candidate against its risks and the FDA may view the efficacy results in the context of safety as not being supportive of approval. Other regulatory authorities in Europe and other countries may make similar findings with respect to these endpoints.

Interim, top-line, initial and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to confirmation, audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose interim, top-line, initial or preliminary data from our clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data. For example, we announced initial data from our RALLY-MF Phase 2 selcodebart trial in patients with anemia of MF in December 2025 and additional interim data from this trial in June 2026, and announced initial data from our RESTORE-PV Phase 2 DISC-3405 trial in patients with PV in September 2026. We also may make assumptions, estimations, calculations and conclusions as part of our analyses of data, and may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the interim, top-line, initial or preliminary results that we report may differ from future results of the same trials, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Interim, top-line, initial and preliminary data from clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Interim, top-line, initial and preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the interim, top-line, initial or preliminary data we previously published. As a result, interim, top-line, initial and preliminary data should be viewed with caution until the final data are available. Adverse differences between interim, top-line, initial or preliminary data and final data could significantly harm our business prospects and may cause the price of our common stock to fluctuate or decline.

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

Any results from early preclinical studies and clinical trials of bitopertin, selcodebart, DISC-0998, DISC-3405 or our other product candidates or programs may not necessarily be predictive of the results from later preclinical studies and clinical trials. For example, we previously announced positive initial data from our RALLY-MF Phase 2 clinical trial of selcodebart in patients with anemia of MF and from our RESTORE-PV Phase 2 clinical trial of DISC-3405 in patients with PV. However, there can be no assurance that selcodebart or DISC-3405 will achieve the desired effects in the respective indication. Similarly, even if we are able to complete our planned preclinical studies and clinical trials of our product candidates according to our current development timeline, the results from such preclinical studies and clinical trials of our product candidates may not be replicated in subsequent preclinical studies or clinical trial results.

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

We conducted BEACON, our Phase 2 open-label, parallel-dose clinical trial of bitopertin in EPP and XLP patients, at sites in Australia. All participants who completed BEACON were eligible to participate in HELIOS, an open-label, long-term extension study of bitopertin in EPP and XLP patients, that we are also conducting in Australia, as well as the United States. We also conducted our Phase 3 APOLLO clinical trial in Canada, Europe and Australia, as well as the United States. We may in the future choose to conduct additional clinical trials of our product candidates outside the United States, including in Europe, Australia, or other foreign jurisdictions. The acceptance of trial data from clinical trials conducted outside the United States by the FDA may be subject to certain conditions. In cases where data from clinical trials conducted outside the United States are intended to serve as the sole basis for regulatory approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the United States population and United States medical practices, (ii) the trials were performed by clinical investigators of recognized competence and (iii) the data may be considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory bodies have similar approval requirements. In addition, such foreign trials will be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority, will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our product candidates not receiving regulatory approval or clearance for commercialization in the applicable jurisdiction.

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

For example, we submitted an NDA for accelerated approval of bitopertin in EPP and XLP in the United States in September 2025. In February 2026, the FDA issued a CRL. Although the FDA agreed that clinical data from our AURORA and BEACON clinical trials provided sufficient evidence that bitopertin significantly lowers whole blood metal-free PPIX, the FDA concluded that the trials did not show evidence of association between percent change in PPIX and sunlight exposure-based endpoints as measured in the trials. As such, the FDA determined that there is uncertainty regarding whether bitopertin’s effect in PPIX is reasonably likely to predict clinical benefit despite the strong mechanistic and biological plausibility supporting the use of the PPIX biomarker in protoporphyria. As a result, the FDA did not approve our NDA and indicated instead that we would need to provide evidence of a clinical benefit from an additional clinical trial, such as our APOLLO trial, to support a potential traditional approval. With the positive topline results from APOLLO, we plan to engage with the FDA and resubmit an NDA by the end of 2026 and would then anticipate an FDA decision on our NDA by mid-2027.

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

Any performance failure on the part of our existing or future manufacturers could delay clinical development or regulatory approval. If our current CDMOs cannot perform as agreed, we may be required to replace such CDMOs. In addition, there has been increased governmental focus in the U.S. on contracting with Chinese companies for the development or manufacturing of pharmaceutical products. For example, Section 851 of the National Defense Authorization Act for Fiscal Year 2026, enacted in December 2025 and commonly referred to as the BIOSECURE Act, establishes restrictions on federal procurement of biotechnology equipment and services from designated “biotechnology companies of concern,” federal contracting with entities that use, or enter into contracts they know will require the use of, such equipment or services in performing federal contracts, and certain uses of federal loan and grant funds involving such equipment or services. Covered companies are designated through an interagency process incorporating the Department of Defense’s Section 1260H list of Chinese military companies and specified foreign adversary and national security criteria. The Office of Management and Budget is required to publish an initial list by December 18, 2026. The prohibitions take effect in phases following implementing amendments to the Federal Acquisition Regulation, subject to exceptions and a five-year transition period for certain existing arrangements In addition, in 2025, the United States imposed substantial tariffs on imports from China as well as on other trading partners, including Canada, Mexico, and the EU. We currently rely on certain foreign or foreign-owned third-party vendors to manufacture certain materials used in clinical trials of our product candidates or to provide services in connection with certain clinical trials or certain discovery activities. Our engagement with these foreign and foreign-owned vendors may be subject to additional U.S. legislation, investigations, sanctions, further escalation of tariffs, trade restrictions and other foreign regulatory requirements, which could cause us to need to identify alternate service providers, increase the cost or reduce the supply of materials available to us, delay the procurement or supply of these materials, delay or impact clinical trials, or have an adverse effect on our ability to secure significant commitments from governments to purchase our potential therapies, any of which could adversely affect our financial condition and business prospects. We continue to assess the legislation and the tariffs as they develop to determine the effect, if any, on our contractual relationships.

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
•
a court prohibiting us from developing, manufacturing, marketing or selling our current product candidates, including bitopertin, selcodebart and DISC-3405, or future product candidates, or from using our proprietary technologies, unless the third-party licenses its product rights to us, which we are not required to do, on commercially reasonable terms or at all;
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

In May 2024, we received rare pediatric disease designation for bitopertin in patients with EPP and XLP. The FDA defines “rare pediatric disease” as a (i) serious or life-threatening disease in which the serious or life-threatening manifestations primarily affect ages from birth to 18 years, including age groups often called neonates, infants, children and adolescents; and (ii) a rare disease or condition within the meaning of the Orphan Drug Act. Vouchers for rare pediatric disease drugs are awarded for qualifying applications when the drug receives approval. However, designation of a product candidate as a product for a rare pediatric disease does not guarantee that a marketing application for such product candidate will meet the eligibility criteria for a rare pediatric disease priority review voucher at the time the application is approved. In September 2025, we submitted an NDA for accelerated approval of bitopertin in EPP and XLP in the United States and we requested a rare pediatric disease review voucher. In February 2026, the FDA issued a CRL indicating that, while accelerated approval was not warranted, results from an additional clinical trial, such as our APOLLO clinical trial, could serve as evidence to support a potential traditional approval. With the positive topline results from APOLLO, we plan to engage with the FDA and resubmit an NDA by the end of 2026 and would then anticipate an FDA decision on our NDA by mid-2027. However, even if the FDA ultimately approves our NDA for bitopertin, the FDA may determine that the NDA does not meet the eligibility criteria for a priority review voucher.

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

We sought accelerated approval of bitopertin for EPP and XLP, and we may seek accelerated approval for our other product candidates, as appropriate. A product may be eligible for accelerated approval if it treats a serious or life-threatening condition and generally provides a meaningful advantage over available therapies. In addition, it must demonstrate an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, or IMM, that is reasonably likely to predict an effect on IMM or other clinical benefit. It is possible that at the time of submission of a marketing application or as a result of the FDA's review of the marketing application, the FDA may determine that our product candidate is not eligible for accelerated approval or that accelerated approval is not warranted. For example, in February 2026, the FDA issued a CRL in response to our NDA for accelerated approval of bitopertin for EPP and XLP. Although the FDA agreed that clinical data from AURORA and BEACON provided sufficient evidence that bitopertin significantly lowers whole blood metal-free PPIX, the FDA concluded that the trials did not show evidence of association between percent change in PPIX and sunlight exposure-based endpoints as measured in the trials. As such, the FDA determined that there is uncertainty regarding whether bitopertin’s effect on PPIX is reasonably likely to predict clinical benefit, despite the strong mechanistic and biological plausibility supporting the use of the PPIX biomarker in protoporphyria, and therefore decided that accelerated approval was not warranted. Moreover, FDA may revise how it implements accelerated approval, which could negatively affect the development of our current or future product candidates.

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

If we are not able to obtain accelerated approval for a product candidate, we may be required to conduct additional clinical trials beyond those that are contemplated, which would increase the expense of obtaining, and delay the receipt of, traditional FDA approval, if received at all. For example, as we were not able to obtain accelerated approval for bitopertin in EPP or XLP, we will need to successfully complete at least one additional clinical trial, such as our Phase 3 APOLLO trial, before responding to the FDA's CRL in support of a potential traditional approval. With the positive topline results from APOLLO, we plan to engage with the FDA and resubmit an NDA by the end of 2026 and would then anticipate an FDA decision on our NDA by mid-2027.

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

In addition to comprehensive consumer privacy laws, certain states have enacted privacy laws with more limited focus. For example, the state of Washington passed the “My Health My Data Act” to protect medical and health information not subject to HIPAA. This law has a private right of action, which increases the relevant compliance risk. A small number of states have also passed similar laws regulating consumer health data. Other states have proposed and/or passed legislation that regulates the privacy and/or security of certain specific types of information. For example, a small number of states have passed laws that regulate biometric information. The existence of comprehensive privacy laws in different states in the country make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance. These various privacy and security laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.

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

Despite Brexit, the UK and EEA data protection regimes remain largely aligned. However, going forward, there is increasing risk for divergence in application, interpretation and enforcement of the data protection laws as between the UK and EEA, creating additional regulatory uncertainty. For example, the UK Data (Use and Access) Act 2025, or the UK Act, now in force, further differentiates the UK’s data protection regime. In December 2025, the European Commission adopted a decision determining that the UK continues to provide a level of data protection that is “essentially equivalent” to the EU standards and extended the validity of the UK adequacy decision for six years, through December 2031. While this renewal reduces immediate adequacy concerns, uncertainty remains regarding how UK data protection laws will evolve in the medium to longer term. The lack of clarity on future UK laws and regulations and their interaction with EU laws and regulations may affect our efforts to maintain a harmonized approach to processing European personal data and expose us to two parallel regimes where the UK GDPR and EU GDPR both apply with differing interpretation and enforcement approaches. This could increase our legal risk, uncertainty, complexity and compliance cost associated with the handling of European personal data, and may require us to adapt our privacy and data security compliance programs to account for legal and regulatory divergence between the UK and EEA. The European Commission has also proposed reforms under the “Digital Omnibus” package which, if adopted, may further modify GDPR-related requirements, including by clarifying the scope of “personal data” and the treatment of coded or de-identified data, potentially requiring further adjustments to our European privacy compliance framework. In the EEA, the NIS 2 Directive, or NIS 2, is replacing the cybersecurity legal framework under the current NIS framework, aiming to ensure a high level of cybersecurity in the region. NIS 2 expands on the scope of the current NIS framework, extending to additional sectors and expanding the list of in-scope healthcare organizations providing services in the EEA, including to certain providers engaged in research and development of medicinal products. To the extent applicable, the new regime imposes direct obligations on management regarding compliance with NIS 2, requiring covered organizations to put in place certain cyber risk management measures, and strengthens incident reporting requirements and provides supervisory authorities with greater oversight. The majority of these obligations will not come into force until national legislation implementing NIS 2 becomes effective in the relevant EU Member State. EU Member States had until October 17, 2024 to transpose NIS 2 into national legislation, although many countries have still not completed this process. As such, the cybersecurity regulatory landscape in the EU is currently fragmented and uncertain. To the extent we become subject to NIS 2, we may need to increase investment in our cybersecurity compliance programs. Under NIS 2, companies may be subject to administrative fines of up to the higher amount of €10 million or 2% of worldwide annual revenue.

European law further regulates our digital activities through the ePrivacy Directive in the EU and the Privacy and Electronic Communications Regulations in the UK, each of which establishes obligations concerning our deployment of cookies and tracking technologies on our website and imposes requirements applicable to direct marketing communications. Failure to adhere to these obligations could subject us to regulatory fines, the magnitude of which varies by jurisdiction. Compliance with these requirements may affect our business operations and give rise to additional compliance burdens.

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

In the United States, the AI regulatory environment is complex and uncertain. States have advanced numerous AI-focused laws, such as the Colorado ADMT Act and CCPA regulations on automated decision-making, including on deployment of AI in healthcare settings, creating a fragmented compliance landscape that may heighten regulatory scrutiny and legal exposure. Certain privacy laws further regulate automated decision-making and confer individual rights, such as data deletion, that may be difficult to reconcile with AI-driven processes. At the federal level, the current Administration has endorsed a federal moratorium on the enforcement of state AI laws, including through a December 11, 2025, executive order on “Ensuring a National Policy Framework for Artificial Intelligence.” So far, these efforts have not been successful at curtailing state action on AI regulation, contributing to a complicated legislative patchwork, which may be litigated in state and federal courts.

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

Like other companies in our industry, we, and our third party vendors, have experienced, and will continue to experience, cybersecurity threats and incidents relating to our information technology systems and infrastructure. Although we devote resources designed to protect our information systems and infrastructure, we realize that cyberattacks are a threat, and there can be no assurance that our efforts will prevent or adequately address information security compromises, incidents or breaches that would result in business, legal, financial or reputational harm to it, or would have a material adverse effect on our results of operations and financial condition. Any failure to prevent or mitigate cybersecurity incidents, data breaches, compromises or other improper access to, use of, or disclosure of protected information, including our clinical data or patients’ personal data could require us to notify impacted stakeholders (including affected individuals, regulators and investors) and result in significant liability through litigation and regulatory investigations and enforcement actions, including under state (e.g., state breach notification and consumer protection laws), federal (e.g., HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH), and international law (e.g., the GDPR), and may cause a material adverse impact to our reputation, affect our ability to conduct new studies and potentially disrupt our business.

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

As of September 30, 2026, we had 173 full-time employees and no part-time employees. We expect to experience significant growth in the number of our employees and the scope of our operations, particularly as we mature as a public company and in the areas of product development, regulatory affairs and, in anticipation of the potential regulatory approval of bitopertin, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

If our existing securityholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of September 30, 2026, we had 38,619,312 shares of common stock outstanding. All outstanding shares of common stock, other than shares held by our affiliates are freely tradable, without restriction, in the public market. In addition, shares of common stock that are subject to outstanding options of ours are or will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements and Rules 144 and 701 under the Securities Act. If these shares are sold, the trading price of our common stock could decline.

Our executive officers, directors and principal stockholders have the ability to significantly influence all matters submitted to our stockholders for approval.

As of September 30, 2026, our executive officers, directors and principal stockholders, in the aggregate, beneficially owned approximately 30% of our outstanding shares of common stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of us on terms that other stockholders may desire.

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

(c) Issuer Purchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)

Termination of Cantor ATM Agreement

On November 4, 2026, Cantor acknowledged and accepted our prior written notice to terminate the Cantor ATM Agreement, effective November 4, 2026.

Entry into TD Cowen Sales Agreement

On November 5, 2026, we entered into a Sales Agreement, or the TD Cowen ATM Agreement, with TD Securities (USA) LLC, or TD Cowen, with respect to an “at-the-market” offering program under which we may issue and sell, from time to time at our sole discretion, shares of our common stock, having an aggregate offering price of up to approximately $189.9 million, or the Shares, through TD Cowen. The issuance and sale, if any, of the Shares may be by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act, including, without limitation, sales made directly on Nasdaq.

We are not obligated to sell any of the Shares, and TD Cowen is not required to sell any specific number or dollar amount of the Shares under the TD Cowen ATM Agreement. We or TD Cowen may suspend or terminate the offering of the Shares upon notice to the other party and subject to other conditions.

Subject to our request to sell the Shares, TD Cowen will act on a best efforts basis and use commercially reasonable efforts to sell the Shares on our behalf, from time to time consistent with its normal sales practices and applicable state and federal laws, rules and regulations and Nasdaq rules, based upon instructions from us (including any price, time or size limits or other customary parameters or conditions we may impose). We will pay TD Cowen a commission of up to 3.0 percent (3.0%) of the gross proceeds of any of the Shares sold through TD Cowen under the TD Cowen ATM Agreement. Pursuant to the TD Cowen ATM Agreement we have also provided TD Cowen with customary indemnification and contribution rights.

The foregoing description of the TD Cowen ATM Agreement is not complete and is qualified in its entirety by reference to the full text of such agreement, a copy of which is filed herewith as Exhibit 10.6 and incorporated herein by reference. This Quarterly Report on Form 10-Q shall not constitute an offer to sell or the solicitation of an offer to buy the securities discussed herein, nor shall there be any offer, solicitation, or sale of the securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state.

(b)

None.

(c)

The following table discloses any officer (as defined in Rule 16a-1(f) under the Exchange Act) or director who entered into, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K) during the three months ended September 30, 2026:

Name and Title	Type of Trading Arrangement	Action Taken (Date of Action)	Duration or End Date	Aggregate Number of Securities to be Sold	Description of Trading Arrangement
William Savage, M.D., Ph.D. Chief Medical Officer	Trading plan intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c)	Adoption (September 15, 2026)	End Date (March 19, 2027)	Up to 23,886[1]	Sale

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

10.1*#	Amended and Restated Employment Agreement, dated as of July 29, 2026, by and between Disc Medicine, Inc. and John Quisel, J.D., Ph.D.
10.2*#	Amended and Restated Employment Agreement, dated as of July 29, 2026, by and between Disc Medicine, Inc. and Jean Franchi.
10.3*#	Amended and Restated Employment Agreement, dated as of July 29, 2026, by and between Disc Medicine, Inc. and Pamela Stephenson, M.P.H.
10.4*#	Amended and Restated Employment Agreement, dated as of July 29, 2026, by and between Disc Medicine, Inc. and William Savage, M.D., Ph.D.
10.5*#	Amended and Restated Employment Agreement, dated as of July 29, 2026, by and between Disc Medicine, Inc. and Jonathan Yu, M.B.A.
10.6*	Sales Agreement, dated as of November 5, 2026, by and between Disc Medicine, Inc. and TD Securities (USA) LLC.
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

DISC MEDICINE, INC.

Date: November 5, 2026	By:	/s/ John Quisel
John Quisel, J.D., Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2026	By:	/s/ Jean Franchi
Jean Franchi
Chief Financial Officer (Principal Financial and Accounting Officer)